Form 10-K
period 2020-12-27
PAPA JOHNS INTERNATIONAL INC
filed 2021-02-25
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                            to

Commission File Number: 0-2166050

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The NASDAQ Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2020, was $2,554,281,121.

As of February 17, 2021, there were 32,928,113 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2021 are incorporated by reference into Part III of this annual report where indicated.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”), operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984.  At December 27, 2020, there were 5,400 Papa John’s restaurants in operation, consisting of 588 Company-owned and 4,812 franchised restaurants operating in 48 countries and territories.  Our Company-owned restaurants include 188 restaurants operated under four joint venture arrangements.  All of the 2,111 international restaurants are franchised.

Strategy

We are committed to delivering on our brand promise “BETTER INGREDIENTS. BETTER PIZZA.®” and a business strategy designed to drive sustainable long-term, profitable growth.

We believe that using high quality ingredients leads to superior quality pizzas. Our original crust pizza dough is made from six simple ingredients and is fresh, never frozen. We also top our pizzas with real cheese made from mozzarella, pizza sauce made with vine-ripened tomatoes, and meat free of fillers. Our marketing and menu strategies emphasize the quality of our ingredients and our new product innovations to accelerate sales. Our menu innovations in 2020 included Garlic Parmesan Crust, toasted handheld “Papadias” flatbread-style sandwiches, and Jalapeno Popper Rolls, followed by Epic Stuffed Crust Pizza in the first quarter of 2021. New product innovations are designed to increase sales without adding costs or significant operational complexity to our restaurants.

We utilize technology to deliver a better customer experience, improve operational efficiencies and inform our decision-making. Our loyalty and one-to-one marketing platforms help us retain loyal customers and attract new ones.  We also partner with three of the four top domestic delivery aggregators to meet customer demand for our products. The novel coronavirus (“COVID-19”) pandemic has accelerated customer demand for our products through alternate delivery channels, and these changes have enabled us to meet customer demand during the pandemic, especially during peak times when our delivery teams are working at full capacity.

We care about the health and safety of our team members and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures. We offered virtual doctor’s visits for team members and paid special bonuses to many of our front-line employees in addition to existing benefits such as no-cost mental health support and affordable health plan options.

We continue to expand our footprint, both domestically and internationally. Our growth is dependent on maintaining a strong franchise system and improving unit economics. We seek to attract and retain franchisees with experience in restaurant or retail operations and with the financial resources and management capability to open single or multiple locations. While each Papa John’s franchisee manages and operates its own restaurants and business, we devote significant resources to providing franchisees with assistance in restaurant operations, quality assurance, technology, training, marketing, site selection and restaurant design. The COVID-19 pandemic has negatively impacted our ability to open stores, both domestically and internationally, but we have expended additional resources to drive our development efforts when the pandemic subsides.  We expect overall unit growth to come increasingly from international markets.

Our success depends on our ability to recruit, motivate and retain a highly qualified workforce in an intensely competitive environment. We believe that increasing diversity in our workforce will also help us drive innovation that reflects and resonates with the increasing diversity of our customers domestically and globally.

Segment Overview

Papa John’s has defined four reportable segments: Domestic Company-owned restaurants, North America commissaries (Quality Control Centers), North America franchising and International operations.

Domestic Company-owned Restaurants

The Domestic Company-owned restaurant segment consists of the operations of all domestic Company-owned restaurants (“domestic” is defined as the contiguous United States) and derives its revenues principally from retail sales of pizza, “Papadias”, which are flatbread-style sandwiches, and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages.

Of the total 3,289 North American restaurants open as of December 27, 2020, 588 units, or approximately 18%, were Company-owned.  In 2020, the 579 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.2 million. We are committed to maintaining sound restaurant unit economics.

Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire system.

North America commissary

The North America commissary segment comprises 11 full-service regional dough production and distribution Quality Control Centers (“QC Centers”) in the United States (“U.S.”), which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant served. This system enables us to monitor and control product quality and consistency while lowering food and other costs. We also have one QC Center in Canada, which produces and distributes fresh dough.  We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. To ensure consistent food quality, each domestic franchisee is required to purchase dough and pizza sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers.

North America franchising

The North America franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. Our North American franchised restaurants, which included 2,377 restaurants in the full year’s comparable base for 2020, generated average annual unit sales of $1.0 million.  These sales, while not included in the Company’s revenues, contribute to our royalty revenues, franchisee marketing fund contributions, and commissary revenue.

International

The International segment principally consists of distribution sales to franchised Papa John’s restaurants located in the United Kingdom (“UK”) and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. As of December 27, 2020, there were 2,111 international restaurants, all of which are franchised. The Company currently operates one international QC Center, which is in the UK. Other QC Centers outside the U.S. are operated by franchisees pursuant to license agreements or by other third parties.

All others

All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all others,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23” of “Notes to Consolidated Financial Statements” for financial information about our segments.

Development

At December 27, 2020, there were 5,400 Papa John’s restaurants operating in 48 countries and territories, as follows:

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 29, 2019	598	2,690	3,288	2,107	5,395
Opened	2	62	64	156	220
Closed	(12)	(51)	(63)	(152)	(215)
Ending - December 27, 2020	588	2,701	3,289	2,111	5,400
Net unit growth (decline) - 2020	(10)	11	1	4	5

Although most of our domestic Company-owned markets are well-penetrated, our Company-owned restaurant growth strategy is to continue to open domestic restaurants in existing markets as appropriate, thereby increasing consumer awareness and enabling us to take advantage of operational and marketing scale efficiencies. Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular market results in increased average restaurant sales in that market over time. We have co-developed domestic markets with some franchisees or divided markets among franchisees and will continue to use market co-development in the future, where appropriate.

As of December 27, 2020, we have development agreements with our franchisees for approximately 210 additional North America restaurants, the majority of which are committed to open over the next two years, and 1,250 additional international franchised restaurants, the majority of which are scheduled to open over the next six years.

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

North America Development and Franchise Agreements.  We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. The franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Incentives offered from time to time, including new store incentives, will reduce the contractual royalty rate paid. We provided financial assistance for traditional North America franchisees in 2018, 2019 and 2020 in the form of lower royalties, royalty-based service incentives, targeted relief as well as additional contributions to Papa John’s Marketing Fund (“PJMF”).

Over the past several years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2020 traditional openings: (1) waiver of all or part of the standard one-time franchise fee; (2) waiver of all or part of the 5% royalty fee for a period of time; (3) credit for new store equipment; and (4) credit to be applied toward a future food purchase, under certain circumstances. We believe development incentive programs have accelerated unit openings, and we expect to continue to utilize such development incentives.

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

International Development and Franchise Agreements.   In international markets, we have either a development agreement or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a master franchise agreement, the franchisee has the right to sub-franchise a portion of the development to one or more sub-franchisees approved by us.

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

Franchisee Loans. Selected domestic and international franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or, in certain international markets, for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 27, 2020, net loans outstanding totaled $47.9 million. See “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

Marketing Programs

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

The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by PJMF, our national marketing fund. PJMF is a consolidated nonstock corporation, designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials and advertises the Company’s products through digital media including banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email.  PJMF also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.

In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.

Human Capital

Our team members are critical to our success. As of December 27, 2020, we employed approximately 16,700 persons, of whom approximately 14,200 were team members at Company-owned restaurants, approximately 700 were management personnel at Company-owned restaurants, approximately 700 were corporate personnel and approximately 1,100 were QC Center and our print and promotions subsidiary personnel. Most restaurant team members work part-time and are paid on an hourly basis.

Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count.  We estimate the total number of persons in Papa John’s system, including our team members, franchisees and the team members of franchisees, was approximately 130,000 as of December 27, 2020.

Diversity, Equity and Inclusion

Our commitment to diversity, equity and inclusion is rooted in our belief that having a Papa John's family that fully reflects and celebrates the global nature of our brand is the right way to do business.

We are building a culture of leaders who believe in inclusivity, diversity and winning. We’re implementing initiatives to diversify our workforce and leadership pipeline, embed policies and practices that ensure fairness and instill and reward behaviors across the organization that foster belonging and increase employee engagement. Out of the 11 members of our Executive Leadership Team, four are female, one is Lesbian Gay Bisexual Transgender Queer or Questioning (“LGBTQ”) and two are Black.  We have also initiated multiple corporate initiatives over the past several years. Some examples are our affordable healthcare plans and free virtual healthcare visits available to all part-time and full-time team members; the launch of The Papa John’s Foundation for Building Community; our inaugural Day of Service with Boys and Girls Clubs of America; and the creation of eight employee resource affinity groups.

Talent Attraction, Retention and Development

To help our team members succeed in their roles and to ensure consistent operational execution, we emphasize continuous training and development opportunities, including providing innovative tools and materials for the operational training and development of team members.  Operations personnel complete our management training program and ongoing development programs, including multi-unit training, in which instruction is given on all aspects of our systems and operations.  In addition, to further support our team members’ development, we have established our Dough & Degrees program, which allows our team members to earn a college degree for free or at a reduced tuition in partnership with Purdue University Global and the University of Maryland Global Campus. We also offer a tuition reimbursement program that provides another opportunity for our team members to advance their careers. We also previously announced the planned 2021 opening of an office in Atlanta, Georgia to tap into the diverse, deep talent pool in the region.

Workplace Health and Safety

As part of the Company’s enterprise-wide safety management system, we invest in training, technology and people to protect both our customers and team members.  All Papa John’s team members, from those at our corporate office to those working in our warehouses and restaurants, receive annual safety training based on the requirements of their roles. Both QC Centers and restaurant operations undergo annual safety audits, as well as random safety checks by regional safety managers and field safety coordinators.

We have also taken steps to mitigate the impact of the COVID-19 pandemic on our team members and our customers by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures.

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

Government Regulation

We, along with our franchisees, are subject to various federal, state, local and international laws affecting the operation of our respective businesses, including laws and regulations related to our marketing and advertising as well as the preparation and sale of food, food safety and menu labeling. Each Papa John’s restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Our QC Centers are licensed and subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to federal and state transportation regulations. We are also subject to federal and state environmental regulations. In addition, our domestic operations are subject to various federal and state laws governing such matters as minimum wage requirements, benefits, taxation, working conditions, citizenship requirements, and overtime.

We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” or other current or proposed regulations, and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. We are also subject to applicable laws in each non-U.S. jurisdiction in which we operate.

Privacy and Data Protection

We are subject to privacy and data protection laws and regulations globally. The legal and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to impact our business. This includes recently enacted laws and regulations in the U.S. and in other countries which require notification to individuals and government authorities of breaches involving certain categories of personal information. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes in our marketing strategies. We have a privacy policy posted on our website at www.papajohns.com. The security of our financial data, customer information and other personal information is a priority for us.

Trademarks, Copyrights and Domain Names

We protect our intellectual property through a combination of patents, copyrights, trademarks and trade secrets, foreign intellectual property laws, confidentiality agreements and other contractual provisions. We have also registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. From time to time, we are made aware of the use by other persons in certain geographical areas of names and marks that are the same as or substantially similar to our marks. It is our policy to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our marks.

We hold copyrights in authored works used in our business, including advertisements, packaging, training, website, and promotional materials. In addition, we have registered and maintain Internet domain names, including “papajohns.com,” and country code domains patterned as papajohns.cc, or a close variation thereof, with “.cc” representing a specific country code.

Impact of COVID-19

Please refer to “Recent Business Matters” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of recent business developments, including the impact the COVID-19 pandemic is having on our business and results of operations and financial condition.

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

Item 1A. Risk Factors

We are subject to risks that could have a negative effect on our business, financial condition and results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward-looking statements” contained in this Form 10-K as well as in other Company communications. You should carefully consider the following risk factors together with all other information included in this Form 10-K and our other publicly filed documents.

Industry Risks

We are subject to risks related to pandemic outbreaks, including COVID-19, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to the global COVID-19 pandemic, which has had, and is expected to continue to have, significant adverse impacts on economic and market conditions. In response to the pandemic, governments and other authorities around the world have imposed measures to attempt to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, social distancing requirements, including limitations on gatherings, shelter-in-place orders and quarantines, and mandated business closures, which have resulted in significant changes in commercial activity and consumer behavior. We cannot predict when the effects of the pandemic will subside, how long there will be continuing resurgences or mutations of the virus or the effectiveness of vaccines and treatment therapies or the speed of vaccine distribution. To the extent that the COVID-19 pandemic continues or worsens, restrictions imposed by governments may not be lifted, or additional restrictions may be imposed. As a result, businesses such as our restaurants or QC Centers may be required to shut down, our employees may be prohibited from working, and our supply chains may be interrupted. It may be challenging to obtain and process ingredients and raw materials to support our business needs. In addition, individuals have and may continue to become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ economic conditions are similarly affected, they might delay or reduce purchases from us, which could adversely affect our business, financial condition or results of operations.

The potential adverse effects of COVID-19 also could include, but may not be limited to, our ability to meet consumer demand through the continued availability of our workforce; adverse impacts from new laws and regulations affecting our business; increased cyber risks and reliance on technology infrastructure to support our business and operations, including through remote-work protocols; fluctuations in foreign currency markets credit risks of our customers and counterparties; and impairment of long-lived assets, the carrying value of goodwill or other indefinite-lived intangible assets.  However, given the evolving health, economic, social, and governmental environments, the specific impact that COVID-19 could have on these risks remains uncertain.

Moreover, during the duration of the COVID-19 pandemic, we have experienced a significant increase in comparable sales and revenues. The circumstances that have contributed to the acceleration of the growth of our business stemming from the effects of the COVID-19 pandemic may not continue in the future once the impact of the COVID-19 pandemic tapers, particularly as a vaccine becomes widely available, and customers are no longer subject to shelter-in-place or social distancing mandates.  We expect the growth rates in comparable sales and revenues to slow or decline.

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

In addition to competition with our larger competitors, we face competition from new competitors such as fast casual pizza concepts. We also face competitive pressures from an array of food delivery concepts and aggregators delivering for quick service or dine in restaurants, using new delivery technologies or delivering for competitors who previously did not have delivery capabilities, some of which may have more effective marketing. The emergence or growth of new competitors, in the pizza category or in the food service industry generally, may make it difficult for us to maintain or increase our market share and could negatively impact our sales and our system-wide restaurant operations.   We also face increasing competition from other home delivery services and grocery stores that offer an increasing variety of prepped or prepared meals in response to consumer demand. As a result, our sales can be directly and negatively impacted by actions of our competitors, the emergence or growth of new competitors, consumer sentiment or other factors outside our control.

One of our competitive strengths is our “BETTER INGREDIENTS. BETTER PIZZA.®” brand promise. This means we may use ingredients that cost more than the ingredients some of our competitors may use. Because of our investment in higher-quality ingredients, we could have lower profit margins than some of our competitors if we are not able to establish a quality differentiator that resonates with consumers. Our sales may be particularly impacted as competitors increasingly emphasize lower-cost menu options.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Changes in consumer preferences and trends could negatively affect us (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are or are perceived as healthier, lower-calorie, or lower in carbohydrates or otherwise based on their ingredients or nutritional content).  Preferences for a dining experience such as fast casual pizza concepts could also adversely affect our restaurant business and reduce the effectiveness of our marketing and technology initiatives. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, customer sentiment and the level of employment. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could adversely affect our operating results.

Food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness or other food safety issues, investigations or other actions by food safety regulators, food contamination or tampering, employee hygiene and cleanliness failures, improper franchisee or employee conduct, or presence of communicable disease at our restaurants (both Company-owned and franchised), QC Centers, or suppliers could lead to product liability or other claims. If we were to experience any such incidents or reports, our brand and reputation could be negatively impacted. This could result in a significant decrease in customer traffic and could negatively impact our revenues and profits. Similar incidents or reports occurring at quick service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

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

Our results depend upon our ability to differentiate our brand and our reputation for quality. Damage to our brand or reputation could negatively impact our business and financial results. Our brand has been highly rated in certain U.S. surveys, and we strive to build the value of our brand as we develop international markets.

Consumer perceptions of our brand are affected by a variety of factors, such as the nutritional content and preparation of our food, the quality of the ingredients we use, our corporate culture, our policies and systems related to diversity, equity and inclusion, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly.  Consumer perceptions may also be affected by third parties, including former employees and executives, presenting or promoting adverse commentary or portrayals of our industry, our brand, our suppliers or our franchisees, or otherwise making statements, disclosing information or taking actions that could damage our reputation.  If we are unsuccessful in managing incidents that erode consumer trust or confidence, particularly if such incidents receive considerable publicity or result in litigation, our brand value and financial results could be negatively impacted.

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

We are exposed to fluctuations in prices of commodities. An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Many of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures we face.

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

Our international restaurants’ results, which are completely franchised, depend heavily on the operating capabilities and financial strength of our franchisees. Any changes in the ability of our franchisees to run their stores profitably in accordance with our operating standards, or to effectively sub-franchise restaurants, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings.

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

Higher labor costs and increased competition for qualified team members increase the cost of doing business and ensuring adequate staffing in our restaurants and QC Centers. Additionally, changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.

Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants have had, and may in the future have, a negative impact on our Company-owned restaurant margins and the margins of franchised restaurants.  Competition for qualified drivers for both our restaurants and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.

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

A significant number of hourly personnel are paid at rates close to the federal and state minimum wage requirements. Accordingly, the enactment of additional state or local minimum wage increases above federal wage rates or regulations related to exempt employees has increased and could continue to increase labor costs for our domestic system-wide operations. A significant increase in the federal minimum wage requirement could adversely impact our financial condition and results of operations.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in or adapt to technological developments or industry trends could harm our business.

We rely heavily on information systems, including digital ordering solutions, through which over half of our domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally.  We plan to continue to invest in enhancing and improving the functionality and features of our information technology systems.  However, we cannot ensure that our initiatives will be beneficial to the extent, or within the timeframes, expected or that the estimated improvements will be realized as anticipated or at all.  Our failure to adequately invest in new technology, adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Notwithstanding adequate investment in new technology, our marketing and technology initiatives may not be successful in improving our comparable sales results. Additionally, we are in an environment where the technology life cycle is short and consumer technology demands are high, which requires continued reinvestment in technology that will increase the cost of doing business and will increase the risk that our technology may not be customer-centric or could become obsolete, inefficient or otherwise incompatible with other systems.

We rely on our international franchisees to maintain their own point-of-sale and online ordering systems, which are often purchased from third-party vendors, potentially exposing international franchisees to more operational risk, including cyber and data privacy risks and governmental regulation compliance risks.

Company Risks

Our reorganization activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention.

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia.  As a result, we have incurred and will incur certain non-recurring corporate reorganization costs in 2020 and 2021, and these expenses have impacted and will adversely impact our results of operations during the relevant periods and will reduce our cash position. Additionally, the amount of these estimated expenses, as well as our ability to achieve the anticipated benefits of our corporate reorganization, are subject to assumptions and uncertainties.  If we do not realize the anticipated benefits from these measures, or if we incur costs greater than anticipated, our financial condition and operating results may be adversely affected.

In addition, turnover in our corporate office support teams due to certain functions relocating to our office in Georgia could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

We may not be able to effectively market our products or maintain key marketing partnerships.

The success of our business depends on the effectiveness of our marketing and promotional plans. We may not be able to effectively execute our national or local marketing plans, particularly if we experienced lower sales that would result in reduced levels of marketing funds.  We may be required to expend additional funds to effectively improve consumer sentiment and sales, and we may also be required to engage in additional activities to retain customers or attract new customers to the brand. Such marketing expenses and promotional activities, which could include discounting our products, could adversely impact our results.

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

Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for mozzarella cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our mozzarella cheese domestically and substantially all of our mozzarella cheese internationally. We also depend on a sole source for our supply of certain desserts and garlic sauce, which constitute less than 10% of our domestic Company-owned restaurant sales. While we have no other sole sources of supply for key ingredients or menu items, we do source other key ingredients from a limited number of suppliers. Alternative sources of mozzarella cheese, desserts, other key ingredients or menu items may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.

Our Company-owned and franchised restaurants could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers.  Prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, COVID-19, crop disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of ingredients critical to our restaurant operations and have a significant impact on results. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

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

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $1,000 to $1.0 million. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced claims volatility and high costs for our insurance programs.  We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted.  Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.

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

In addition, the loans under our credit facility accrue interest at a per annum rate that may include, at the Company’s election, a spread over the London Interbank Offered Rate (“LIBOR”). In July 2017, the head of the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to phase out the use of LIBOR by the end of 2021.  However, the Intercontinental Exchange Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to definitively predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates, including SOFR. The cessation of LIBOR will require us to amend the terms of our credit facility or any future credit agreements extending beyond June 2023 and indexed to LIBOR to replace LIBOR with SOFR or such other standard that is established, which could have a material adverse effect on us, including on our cost of funds, access to capital markets and financial results.

Investment Risks

Our Board of Directors has adopted a limited duration stockholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors.

On April 30, 2019, the Company’s stockholders ratified the adoption by the Board of Directors of the Rights Agreement, dated as of July 22, 2018, as amended on February 3, 2019, March 6, 2019, and October 23, 2019 (as amended, the “Rights Agreement”). The original Rights Agreement adopted by the Board of Directors on July 22, 2018 had an expiration date of July 22, 2019 and a beneficial ownership trigger threshold of 15%. On February 3, 2019, in connection with the sale and issuance of shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) to certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), the original Rights Agreement was amended to exempt Starboard from being considered an “Acquiring Person” under the Rights Agreement solely as a result of its beneficial ownership of (i) shares of common stock beneficially owned by Starboard prior to the sale and issuance of the Series B Preferred Stock, (ii) shares of Series B Preferred Stock issued or issuable to Starboard under the terms of the Securities Purchase Agreement, dated February 3, 2019, with Starboard (the “Securities Purchase Agreement”), and (iii) shares of the common stock (or in certain circumstances certain series of preferred stock) issuable upon conversion of the Series B Preferred Stock (or certain series of preferred stock issuable on conversion thereof) pursuant to the terms of the Certificate of Designation of Series B Preferred Stock.  On March 6, 2019, the Rights Agreement was further amended to extend the term of the Rights Agreement to March 6, 2022, increase the beneficial ownership trigger threshold at which a person becomes an acquiring person from 15% to 20%, except for a “grandfathered person” provision, and make certain other changes.  The Rights Agreement was further amended on October 23, 2019 to eliminate the “grandfathered person” provision as there are no stockholders that currently beneficially own 20% or more of the Company’s common stock.

The Rights Agreement is intended to enable all of our stockholders to realize the full potential value of their investment in the Company and to protect the interests of the Company and its stockholders by reducing the likelihood that any person or group gains control of the Company through open market accumulation or other tactics without paying an appropriate control premium. The Rights Agreement could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The Rights Agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. In addition, the Rights Agreement does not prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

The issuance of shares of our Series B Preferred Stock to Starboard and its permitted transferees dilutes the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

Pursuant to the Securities Purchase Agreement, the Company sold 250,000 shares of our newly designated Series B Preferred Stock to Starboard in 2019.

As of December 27, 2020, the shares held by Starboard represent 13.3% of our outstanding common stock on an as-converted basis.  The Series B Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the conversion rate determined by dividing $1,000, the stated value of the Series B Preferred Stock, by $50.06.

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

General Risks

Natural disasters, hostilities, social unrest, severe weather and other catastrophic events may disrupt our operations or supply chain.

The occurrence of a natural disaster, hostilities, cyber-attack, social unrest, terrorist activity, outbreak of epidemic, pandemic or contagious disease, power outages, severe weather (such as tornados, hurricanes, blizzards, ice storms, floods, heat waves, etc.) or other catastrophic events may disrupt our operations or supply chain and result in the closure of our restaurants (Company-owned or franchised), our corporate offices, any of our QC Centers or the facilities of our suppliers, and can adversely affect consumer spending, consumer confidence levels and supply availability and costs, any of which could materially adversely affect our results of operations.

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

Compliance with new or additional domestic and international government laws or regulations, including the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) which could increase costs for compliance.  These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and costs. If we fail to comply with these laws or regulations, we could be subject to reputational damage and significant litigation, monetary damages, regulatory enforcement actions or fines in various jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

Disruptions of our critical business or information technology systems could harm our ability to compete and conduct our business.

Our critical business and information technology systems have in the past, and could in the future be damaged or interrupted by power loss, various technological failures, user errors, cyber-attacks, sabotage or acts of God. In particular, the Company and our franchisees have experienced occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed and security, our customers may be less inclined to return to our digital ordering solutions.

Part of our technology infrastructure, such as our domestic point-of-sale system, is specifically designed for us and our operational systems, which could cause unexpected costs, delays or inefficiencies when infrastructure upgrades are needed or prolonged and widespread technological difficulties occur. Significant portions of our technology infrastructure, particularly in our digital ordering solutions, are provided by third parties, and the performance of these systems is largely beyond our control. Occasionally, we have experienced or could experience temporary disruptions in our business due to third-party systems failing to adequately perform. Failure to manage future failures of these systems, particularly as our online sales grow, could harm our business and the satisfaction of our customers. Such third-party systems could be disrupted either through system failure or if third party vendor patents and contractual agreements do not afford us protection against similar technology. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.

Failure to maintain the integrity of internal or customer data could result in damage to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.

We are subject to a number of privacy and data protection laws and regulations. We collect and retain large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing information security threats, particularly persistent cyber security threats, pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data and the availability and integrity of our critical business functions.  As techniques used in cyber-attacks evolve, we may not be able to timely detect threats or anticipate and implement adequate security measures. The integrity and protection of the customer, employee, franchisee and Company data are critical to us. Our information technology systems and databases, and those provided by our third-party vendors, including international vendors, have been and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, phishing and denial of service and other malicious cyber-attacks. The failure to prevent fraud or security breaches or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such a breach could also result in litigation, regulatory actions, penalties, and other significant costs to us and have a material adverse effect on our financial results. These costs could be significant and well in excess of, or not covered by, our cyber insurance coverage.

We have been and will continue to be subject to various types of investigations and litigation, including collective and class action litigation, which could subject us to significant damages or other remedies.

We are subject to the risk of investigations and litigation from various parties, including vendors, customers, franchisees, state and federal agencies, stockholders and employees. From time to time, we are involved in a number of lawsuits, claims, investigations, and proceedings consisting of securities, antitrust, intellectual property, employment, consumer, personal injury, corporate governance, commercial and other matters arising in the ordinary course of business.

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

We operate globally and changes in tax laws could adversely affect our results. We have international operations and generate substantial revenues and profits in foreign jurisdictions. The domestic and international tax environments continue to evolve as a result of tax changes in various jurisdictions in which we operate and changes in the tax laws in certain countries, including the United States, could impact our future operating results. A significant increase in the U.S. corporate tax rate could negatively impact our financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 27, 2020, there were 5,400 Papa John’s restaurants worldwide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company (1)	Franchised	Total
Alabama	3	80	83
Alaska	—	11	11
Arizona	—	69	69
Arkansas	—	26	26
California	—	178	178
Colorado	—	47	47
Connecticut	—	5	5
Delaware	—	17	17
District of Columbia	—	11	11
Florida	39	247	286
Georgia	82	94	176
Hawaii	—	14	14
Idaho	—	14	14
Illinois	8	72	80
Indiana	43	93	136
Iowa	—	24	24
Kansas	15	19	34
Kentucky	40	66	106
Louisiana	—	60	60
Maine	—	3	3
Maryland	60	42	102
Massachusetts	—	7	7
Michigan	—	35	35
Minnesota	—	35	35
Mississippi	—	33	33
Missouri	41	28	69
Montana	—	9	9
Nebraska	—	13	13
Nevada	—	24	24
New Hampshire	—	3	3
New Jersey	—	52	52
New Mexico	—	16	16
New York	—	84	84
North Carolina	99	80	179
North Dakota	—	9	9
Ohio	—	160	160
Oklahoma	—	36	36
Oregon	—	14	14
Pennsylvania	—	78	78
Rhode Island	—	4	4
South Carolina	8	78	86
South Dakota	—	13	13
Tennessee	34	83	117
Texas	90	212	302
Utah	—	30	30
Virginia	26	121	147
Washington	—	42	42
West Virginia	—	22	22
Wisconsin	—	24	24
Wyoming	—	9	9
Total U.S. Papa John’s Restaurants	588	2,546	3,134
Canada	—	155	155
Total North America Papa John’s Restaurants	588	2,701	3,289

(1)	Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 188 such restaurants at December 27, 2020 (60 in Maryland, 90 in Texas, 26 in Virginia, and 12 in Georgia).

International Restaurants:

Franchised
Azerbaijan	9
Bahrain	19
Belarus	21
Bolivia	5
Cayman Islands	2
Chile	115
China	211
Colombia	54
Costa Rica	32
Cyprus	7
Dominican Republic	18
Ecuador	21
Egypt	57
El Salvador	24
France	4
Guam	3
Guatemala	16
Iraq	1
Ireland	79
Israel	6
Kazakhstan	6
Korea	193
Kuwait	40
Kyrgyzstan	3
Mexico	80
Morocco	5
Netherlands	30
Nicaragua	4
Oman	8
Pakistan	10
Panama	19
Peru	45
Philippines	15
Poland	6
Portugal	3
Puerto Rico	26
Qatar	30
Russia	182
Saudi Arabia	7
Spain	69
Trinidad	9
Tunisia	9
Turkey	55
United Arab Emirates	56
United Kingdom	467
Venezuela	30
Total International Papa John’s Restaurants (1)	2,111

(1)	Of the Company’s 2,111 international franchised restaurants, approximately 65 stores were temporarily closed as of December 27, 2020, principally in Latin America and Europe, in accordance with government policies as a result of the COVID-19 outbreak.

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are also contingently liable for payment of approximately 80 domestic leases.

Nine of our 12 North America QC Centers are located in leased space.  Our remaining three locations are in buildings we own. Additionally, our corporate office and our printing operations located in Louisville, KY are in buildings owned by us.

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia which will be in a leased space.  Certain corporate functions, including menu innovation, marketing, digital customer experience, human resources, diversity, equity and inclusion, communications, operations, development, financial planning and analysis and investor relations will be relocated to the Atlanta office. Our information technology, finance, supply chain, and legal teams will continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain a Company-owned office outside of London, United Kingdom (“UK”), where our international operations are managed.  For additional information, see “Note 17” of “Notes to Consolidated Financial Statements”.

At December 27, 2020, we leased and subleased approximately 385 Papa John’s restaurant sites to franchisees in the UK. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. We own a full-service QC Center in the UK.  See “Note 3” of “Notes to Consolidated Financial Statements” for additional information.

Item 3. Legal Proceedings

The information contained in “Note 20, Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” is incorporated by reference herein.

Item 4. Mine Safety Disclosures

None.

Information about our Executive Officers

Set forth below are the current executive officers of Papa John’s:

			First Elected
Name	Age (a)	Position	Executive Officer

Robert M. Lynch	44	President and Chief Executive Officer	2019

Ann B. Gugino	48	Chief Financial Officer	2020

Marvin Boakye	47	Chief People and Diversity Officer	2019

Amanda Clark	41	Chief Development Officer	2020

James A. Norberg	55	Chief Operating Officer, North America	2019

Caroline M. Oyler	55	Chief Legal and Risk Officer	2018

Jack H. Swaysland	56	Chief Operating Officer, International	2018

C. Max Wetzel	44	Chief Commercial and Marketing Officer	2019

(a) Ages are as of January 1, 2021

Robert M. Lynch was appointed as President and Chief Executive Officer in August 2019. Mr. Lynch joined Papa John’s after serving as President of Arby’s Restaurant Group since August 2017, and served as Brand President and Chief Marketing Officer from August 2013 to August 2017.  Prior to Arby’s, he served as Vice President of Marketing at Taco Bell. Mr. Lynch has more than 20 years combined experience in the QSR and consumer packaged goods industries, and also held senior roles at HJ Heinz Company and Procter & Gamble.

Ann B. Gugino was appointed to Chief Financial Officer in October 2020.  Ms. Gugino joins Papa John’s from Target Corporation where she served as Senior Vice President, Financing Planning and Analysis since 2018, providing overall strategy, guidance, and direction in the development and execution of Target’s planning, analysis and capital investment portfolios.  Prior to Target, Ms. Gugino spent 18 years at Patterson Companies Inc., including four years as Executive Vice President and Chief Financial Officer.

Marvin Boakye was appointed Chief People and Diversity Officer in November 2019 after previously serving as Papa John’s first Chief People Officer since January 2019. Mr. Boakye joined Papa John’s after serving as Vice President of Human Resources at petroleum company Andeavor, in Texas where he also led diversity, equity and inclusion. Prior to Andeavor, he was Chief Human Resources Officer for MTS Allstream, a telecommunications company now part of Bell Canada from June 2015 to March 2017. Prior to that, Mr. Boakye held senior human resources positions for organizations across the United States, Canada and Latin America, including at Goodyear, the Pulte Group and The Home Depot.

Amanda Clark was appointed as Chief Development Officer in February 2020.  Ms. Clark joins Papa John’s from Taco Bell, where she was responsible for design, consumer facing technology, merchandising, customer marketing, new concepts and company development, serving as Executive Vice President Restaurant Experience from February 2019 to February 2020, Senior Vice President North America Development from May 2017 to February 2019 and the General Manager for Taco Bell Canada from November 2015 to August 2018. Previously, Ms. Clark served in roles of increasing responsibility in Brand Marketing at Taco Bell since 2013. Prior to joining Taco Bell, Ms. Clark worked at Procter and Gamble in various marketing roles for nearly 12 years on P&G brands including Olay, Pampers and Oral-B.

James A. Norberg was named Chief Operating Officer, North America in November 2019 after serving as Chief Restaurant Operations Officer since July 2019. Mr. Norberg, a QSR industry veteran, spent more than 30 years of his career at McDonald’s. His most recent role there was Executive Vice President and Chief Operations Officer from 2014 to 2015, where he managed operations for 14,000 U.S. restaurants. After his long tenure at McDonald’s, Norberg served as an independent strategic advisor from 2015 to 2019 to organizations in the restaurant, hospitality, entertainment and consumer goods categories. He serves as a member of the board of directors for Out & Equal Workplace Advocates, the world’s premier nonprofit organization dedicated to achieving lesbian, gay, bisexual, transgender, and queer workplace equality.

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

C. Max Wetzel was appointed Chief Commercial and Marketing Officer in November 2019. Mr. Wetzel joined Papa John’s after serving as Vice President Consumer Brands and Business Transformation – U.S. and Canada since July 2018 at PPG Architectural Coatings. Also at PPG, Mr. Wetzel served as Vice President Home Centers and Global Strategic Marketing from June 2016 through July 2018 and as General Manager Home Centers and Chief Marketing Officer U.S. & Canada starting in November 2014. Prior to PPG, Mr. Wetzel worked at H.J. Heinz Company for ten years in a variety of domestic and global roles, leading consumer-driven businesses, developing brand marketing strategies and delivering profitable growth.

There are no family relationships between any of the directors or executive officers of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol PZZA.  As of February 17, 2021, there were 1,297 record holders of common stock. However, there are significantly more beneficial owners of our common stock than there are record holders.

On January 25, 2021, our Board of Directors declared a first quarter dividend of $0.225 per share of common stock (approximately $7.4 million was paid to common stockholders and $1.1 million was paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The first quarter dividend on outstanding shares of Series B Preferred Stock was also declared on January 25, 2021.  The common stock dividend was paid on February 19, 2021 to stockholders of record as of the close of business on February 8, 2021.  The first quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on April 1, 2021.

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

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 31, 2021.  In fiscal 2020, a total of 32,000 shares with an aggregate cost of $2.7 million and an average price of $83.90 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 27, 2020 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

11/23/2020 - 12/27/2020	32	$83.90	32	$72,299

Subsequent to year-end, we acquired an additional 15,000 shares at an aggregate cost of $1.3 million.  Approximately $71.0 million remained available under the Company’s share repurchase program as of February 17, 2021.

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

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 27, 2015 and December 27, 2020 to (i) the NASDAQ Stock Market (U.S.) Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on NASDAQ with standard industry classification (SIC) codes 5800-5899 (eating and drinking places).  Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 27, 2015, and that all dividends were reinvested.

300
200
100
0

	Dec. 27, 2015	Dec. 25, 2016	Dec. 31, 2017	Dec. 30, 2018	Dec. 29, 2019	Dec. 27, 2020
	100.00	159.09	103.84	76.17	123.64	169.86
	100.00	110.54	140.85	137.47	189.25	269.76
	100.00	103.59	104.77	114.02	151.50	177.22

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

	Year Ended (1)
	Dec. 27,	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 30,
(In thousands, except per share data)	2020	2019	2018	2017	2016
	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Income Statement Data
Revenues:
Domestic Company-owned restaurant sales	$700,757	$652,053	$692,380	$816,718	$815,931
North America franchise royalties and fees (2)	96,732	71,828	79,293	106,729	102,980
North America commissary revenues	680,793	612,652	609,866	673,712	623,883
International revenues (3)	123,963	102,924	110,349	114,021	100,904
Other revenues	210,989	179,791	170,983	72,179	69,922
Total revenues	1,813,234	1,619,248	1,662,871	1,783,359	1,713,620

Refranchising and impairment gains/(losses), net	—	4,739	(289)	(1,674)	10,222
Operating income (4)	90,253	24,535	31,553	151,017	164,523
Legal settlement	—	—	—	—	898
Investment income	2,131	1,104	817	608	785
Interest expense	(17,022)	(20,593)	(25,673)	(11,283)	(7,397)
Income before income taxes	75,362	5,046	6,697	140,342	158,809
Income tax expense (benefit)	14,748	(611)	2,624	33,817	49,717
Net income before attribution to noncontrolling interests	60,614	5,657	4,073	106,525	109,092
Net income attributable to noncontrolling interests (5)	(2,682)	(791)	(1,599)	(4,233)	(6,272)
Net income attributable to the Company	$57,932	$4,866	$2,474	$102,292	$102,820

Net income (loss) attributable to common shareholders	$41,737	$(7,633)	$2,474	$103,288	$102,967
Basic earnings (loss) per common share	$1.29	$(0.24)	$0.08	$2.86	$2.76
Diluted earnings (loss) per common share	$1.28	$(0.24)	$0.08	$2.83	$2.74
Basic weighted average common shares outstanding	32,421	31,632	32,083	36,083	37,253
Diluted weighted average common shares outstanding	32,717	31,632	32,299	36,522	37,608
Dividends declared per common share	$0.90	$0.90	$0.90	$0.85	$0.75

Balance Sheet Data
Total assets	$872,770	$730,721	$595,897	$555,553	$512,565
Total debt	350,000	370,000	625,009	470,000	300,575
Series B Convertible Preferred Stock	251,901	251,133	—	—	—
Redeemable noncontrolling interests	6,474	5,785	5,464	6,738	8,461
Total stockholders’ (deficit) equity	(266,939)	(316,656)	(304,013)	(105,954)	9,801

(1)	We operate on a 52-53 week fiscal year ending on the last Sunday of December of each year. All fiscal years consisted of 52 weeks with the exception of the 2017 fiscal year which consisted of 53 weeks. The additional week resulted in additional revenues of approximately $30.9 million and additional operating income of approximately $6.2 million, or $0.17 per diluted share for 2017.
(2)	North America franchise royalties were derived from franchised restaurant sales of $2.49 billion in 2020, $2.10 billion in 2019, $2.13 billion in 2018, $2.30 billion in 2017 ($2.25 billion on a 52-week basis), and $2.20 billion in 2016.
(3)	Includes international royalties and fees, restaurant sales for international Company-owned restaurants, and international commissary revenues. International royalties were derived from franchised restaurant sales of $994.8 million in 2020, $884.4 million in 2019, $832.3 million in 2018, $761.3 million in 2017 ($744.0 million on a 52-week basis), and $648.9 million in 2016. Restaurant sales for international Company-owned restaurants were $6.2 million in 2018, $13.7 million in 2017 ($13.4 million on a 52-week basis), and $14.5 million in 2016 (none in 2020 and 2019).
(4)	The Company incurred $14.2 million and $25.3 million of Special charges in 2019 and 2018, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(5)	Represents the noncontrolling interests’ allocation of income for our joint venture arrangements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. At December 27, 2020, there were 5,400 Papa John’s restaurants in operation, consisting of 588 Company-owned and 4,812 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 46% to 48% of our North America revenues in each of the last two fiscal years were derived from sales to franchisees of various items including food and paper products from our domestic Quality Control Centers (“QC Centers”), printing and promotional items and information systems equipment, and software and related services.  We also derive revenues from the operation of our international QC center in the United Kingdom and from contributions received by Papa John’s Marketing Fund (“PJMF”), our national marketing fund.  We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

We strive to obtain high-quality restaurant sites with good access and visibility and to enhance the appearance and quality of our restaurants. We believe these factors improve our image and brand awareness. Detailed below are progressions of our Domestic and International restaurants over the last two fiscal years:

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 30, 2018	645	2,692	3,337	1,966	5,303
Opened	3	76	79	233	312
Closed	(5)	(123)	(128)	(92)	(220)
Acquired	1	46	47	-	47
Sold	(46)	(1)	(47)	-	(47)
Ending - December 29, 2019	598	2,690	3,288	2,107	5,395
Opened	2	62	64	156	220
Closed	(12)	(51)	(63)	(152)	(215)
Ending - December 27, 2020	588	2,701	3,289	2,111	5,400

Recent Business Matters

In 2020, the Company focused on executing the strategic priorities and building a foundation for long-term success, including the specific items described below.

Innovation.  Beginning in the fourth quarter of 2019, the Company has embraced a new culture of innovation, delivering multiple new product innovations and marketing successes.  In 2020, we launched Garlic Parmesan Crust Pizza, toasted handheld “Papadias” flatbread-style sandwiches, Jalapeno Popper Rolls, and the Shaq-a-Roni pizza.  Of particular highlight, the Shaq-a-Roni pizza was launched as part of a fund-raiser for The Papa John’s Foundation, in collaboration with Shaquille O’Neal, our board member and restaurant owner.  The Shaq-a-Roni pizza was a differentiated, high-value product, with a charitable component that supported meaningful causes aligned with our brand’s values. In the fourth quarter of 2020, we also tested Epic Stuffed Crust, which was officially launched in 2021.  Epic Stuffed Crust was the Company’s biggest new product launch to date and builds upon our original fresh, never frozen, six-ingredient dough.  Product innovation is not only an important part of our plan for 2021 to continue building sales but also represents another platform for our longer-term strategy and opportunity.

Novel Coronavirus (“COVID-19”). The COVID-19 outbreak began to result in disruption in certain of our international markets beginning in January 2020. Subsequently, the outbreak was characterized as a pandemic by the World Health Organization on March 11, 2020 and declared a national emergency in the United States during the same timeframe.  The outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. Our delivery and carryout model has positioned us to continue to experience strong demand for our products. To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and have not experienced material disruptions.

Our primary focus continues to be the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members. We have expanded our employee benefits to include free virtual doctor visits and paid special bonuses to many of our front-line team members. This is in addition to existing employee benefits of no-cost mental health support, affordable health plan options and access to the Papa John’s Team Member Emergency Relief Fund, if and when needed. In addition, the Company hired thousands of new restaurant team members in 2020 to help meet demand and serve our customers.

Of the Company’s 2,111 international franchised stores, approximately 65 stores were temporarily closed as of December 27, 2020, principally in Latin America and Europe, in accordance with government policies. In North America, almost all traditional restaurants remain open and fully operational. A number of non-traditional restaurants located in universities and stadiums are temporarily closed; these non-traditional locations are not significant to our revenues and operating results.

We believe the pandemic has accelerated our previously announced efforts to innovate and bring new and former customers to the Papa John’s system. We believe that even after the pandemic-related restrictions are lifted we will benefit from the increase in customers we have experienced due to our menu innovation, customer loyalty programs and our offerings of high-quality pizza and other menu items. Due to the substantial uncertainty related to the effects of the pandemic and its duration, we are unable to predict the specific impact the pandemic and related restrictions will have on our results of operations, liquidity or long-term financial condition, including whether and to what extent the increased demand for our products will continue.  For a discussion of the risks to our business presented by the COVID-19 pandemic, see Item 1A. Risk Factors of this Form 10-K.

Strategic Corporate Reorganization for Long-term Growth. In the third quarter of 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta in the summer of 2021. The Atlanta office is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. Affected employees who do not relocate to Atlanta have been offered a separation package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $15.0 to $20.0 million related to employee severance and transition, recruitment and relocation and other third-party costs through 2021. Of that amount, we incurred costs of approximately $6.0 million in 2020.

Presentation of Financial Results

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

Allowance for Credit Losses on Accounts and Franchisee Notes Receivable

As of December 27, 2020, accounts receivable was $93.8 million with an allowance for credit losses of $3.6 million and franchisee notes receivable was $51.1 million with an allowance for credit losses of $3.2 million. As of December 29, 2019, accounts receivable was $77.8 million with an allowance for credit losses of $7.3 million and franchisee notes receivable was $44.4 million with an allowance for credit losses of $3.6 million.   Estimates of expected credit losses, even if remote, are based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics, and macroeconomic factors. The allowance for credit losses on franchisee note receivables is based on review of each franchisee’s economic performance and market conditions after consideration of the fair value of our underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees. Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding the financial condition of the franchisee or customer.  Account and note receivable balances are charged off against the allowance after recovery efforts have ceased.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $1,000 to $1.0 million.

As of December 27, 2020 and December 29, 2019, our insurance reserves were $82.0 million and $75.2 million, respectively.  Losses are accrued based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our claims loss experience. The determination of the recorded insurance reserves is highly judgmental and complex due to  the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims, the application of significant judgment in making those estimates and the use of various actuarial valuation methods. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. The Company records estimated losses above retention within its reserve with a corresponding receivable for expected amounts due from insurance carriers.

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

We elected to perform a qualitative assessment for our operations in the fourth quarter of 2020.  As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

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

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. We recognized a decrease in income tax expense of $500,000 and $400,000 in 2020 and 2019, respectively, associated with the finalization of certain income tax matters. See “Note 18” of “Notes to Consolidated Financial Statements” for additional information.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying Consolidated Financial Statements consist of 52 weeks.

Results of Operations

2020 Compared to 2019

This section of this Form 10-K generally discusses fiscal 2020 and 2019 items and year-to-year comparisons between fiscal 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between fiscal 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Discussion of Revenues.  Consolidated revenues increased $194.0 million, or 12.0%, to $1.81 billion in 2020, compared to $1.62 billion in 2019.  Revenues are summarized in the following table (dollars in thousands).

	Year Ended
	Dec. 27,	Dec. 29,		Percent
	2020	2019	Increase	Change
Domestic Company-owned restaurant sales	$700,757	$652,053	$48,704	7.5%
North America franchise royalties and fees	96,732	71,828	24,904	34.7%
North America commissary revenues	680,793	612,652	68,141	11.1%
International revenues	123,963	102,924	21,039	20.4%
Other revenues	210,989	179,791	31,198	17.4%
Total revenues	$1,813,234	$1,619,248	$193,986	12.0%

Domestic Company-owned restaurant sales increased $48.7 million, or 7.5%, in 2020. Excluding the impact of refranchising 46 restaurants in 2019 primarily located in South Florida and Georgia, Domestic Company-owned restaurant sales increased $79.2 million, or 12.7%.  The increase was primarily due to positive comparable sales of 14.2%, partially offset by the 2019 favorable impact from the expiration of customer rewards associated with our Papa Rewards loyalty program of $6.0 million. “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $24.9 million, or 34.7%, in 2020. Excluding the impact of refranchising, North America franchise royalties and fees increased $22.9 million, or 31.9%.  The increase was primarily due to positive comparable sales of 18.6%.  Franchise royalties and fees in 2020 also reflect a higher effective royalty rate due to lower temporary royalty relief which was part of our franchise assistance program (see “Temporary Franchise Support”).

North America franchise restaurant sales increased 18.6% to $2.49 billion for 2020 compared to prior year.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary revenues increased $68.1 million, or 11.1%, primarily due to higher volumes and pricing associated with higher commodities costs, primarily cheese.

International revenues increased $21.0 million, or 20.4%, in 2020 primarily due to higher PJUK commissary revenues and higher royalties from higher comparable sales of 12.6%.

International franchise restaurant sales increased 15.5% to $1.0 billion in 2020, excluding the impact of foreign currency, primarily due to increases in comparable sales. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues, which primarily includes our North America marketing funds, online and mobile ordering business and our wholly-owned print and promotions subsidiary, increased $31.2 million, or 17.4% in 2020 primarily due to higher marketing fund revenues from an increase in franchise sales and an increase in the national marketing fund contribution rate in 2020 and higher online revenues from increased restaurant sales.

Discussion of Operating Results

Operating income is summarized in the following table on a reporting segment basis.  Operating income increased approximately $65.7 million for the year ended December 27, 2020 as compared to the prior year. Alongside the GAAP operating income data, we have included “adjusted” operating income to exclude Special items. Special items for 2020 include strategic corporate reorganization costs associated with our new office in Atlanta, Georgia projected to open in the summer of 2021. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.”  We believe these non-GAAP measures are important for comparability purposes.

	Year Ended
	Reported	Special	Adjusted	Reported	Special	Adjusted	Adjusted
	Dec. 27,	items	Dec. 27,	Dec. 29,	items	Dec. 29,	Increase
(In thousands)	2020	in 2020	2020	2019	in 2019	2019	(Decrease)

Domestic Company-owned restaurants	$37,049	$—	$37,049	$33,957	$(4,739)	$29,218	$7,831
North America franchising	89,801	—	89,801	64,362	—	64,362	25,439
North America commissaries	33,185	—	33,185	30,690	—	30,690	2,495
International	24,034	—	24,034	18,738	—	18,738	5,296
All others	7,043	—	7,043	(1,966)	—	(1,966)	9,009
Unallocated corporate expenses	(100,069)	5,985	(94,084)	(120,280)	14,221	(106,059)	11,975
Elimination of intersegment profits	(790)	—	(790)	(966)	—	(966)	176
Adjusted operating income	$90,253	$5,985	$96,238	$24,535	$9,482	$34,017	$62,221

The increase in operating income of $65.7 million, and increase in adjusted operating income of $62.2 million in 2020, excluding Special items, was primarily due to the following:

●	Domestic Company-owned Restaurants Segment. Domestic Company-owned restaurants operating income increased $7.8 million for 2020 as compared to the prior year comparable period. The increase was primarily due to higher profits from positive comparable sales of 14.2%, partially offset by labor initiatives and bonus expenses, including a special end-of-year bonus for front-line team members, and higher commodities costs. Additionally, 2019 benefited from the expiration of customer rewards associated with our Papa Rewards loyalty program of $6.0 million.

●	North America Franchising Segment. North America franchising operating income increased $25.4 million for 2020, primarily due to higher comparable sales of 18.6%. The fiscal year 2020 also benefited from a higher effective royalty rate compared to 2019 primarily due to lower royalty relief in 2020 as discussed in “Temporary Franchise Support.”

●	North America Commissaries Segment. North America commissaries operating income increased $2.5 million in 2020, primarily due to higher profits from higher volumes, partially offset by the bonus for front-line team members.

●	International Segment. International operating income increased $5.3 million for 2020 compared to the prior year primarily due to higher royalty revenue, PJUK commissary income attributable to increased units and higher comparable sales and lower travel costs due to COVID-19. These increases were partially offset by lower revenues received from certain franchisees as a result of royalty support, higher bonuses and the unfavorable impact of foreign exchange rates.

●	All Others. All Others operating income increased $9.0 million primarily due to higher online revenues, partially offset by timing of marketing spend in the prior year.

●	Unallocated Corporate Expenses. Unallocated corporate expenses decreased approximately $12.0 million in 2020 compared to 2019 primarily due to lower marketing fund investments of $12.5 million as discussed in “Temporary Franchise Support”.

Review of Consolidated Results

Revenues.  For the reasons discussed above, consolidated revenues increased $194.0 million, or 12.0%, to $1.81 billion in 2020, compared to $1.62 billion in 2019.

	Year Ended
	December 27, 2020		December 29, 2019
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$700,757		$652,053
North America franchise royalties and fees	96,732		71,828
North America commissary revenues	680,793		612,652
International revenues	123,963		102,924
Other revenues	210,989		179,791
Total revenues	1,813,234		1,619,248
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	563,799	80.5%	526,237	80.7%	(0.2%)
North America commissary expenses	630,937	92.7%	569,180	92.9%	(0.2%)
International expenses	73,994	59.7%	57,702	56.1%	3.6%
Other expenses	200,304	94.9%	175,592	97.7%	(2.8%)
General and administrative expenses	204,242	11.3%	223,460	13.8%	(2.5%)
Depreciation and amortization	49,705	2.7%	47,281	2.9%	(0.2%)
Total costs and expenses	1,722,981	95.0%	1,599,452	98.8%	(3.8%)
Refranchising gains	-	0.0%	4,739	0.3%	(0.3%)
Operating income	90,253	5.0%	24,535	1.5%	3.5%
Investment income	2,131	0.1%	1,104	0.1%	0.0%
Interest expense	(17,022)	(0.9%)	(20,593)	(1.3%)	0.4%
Income before income taxes	$75,362	4.2%	$5,046	0.3%	3.9%

Costs and expenses. Total costs and expenses were approximately $1.7 billion, or 95.0% of total revenues in 2020 compared to $1.6 billion, or 98.8%, in 2019.  The decrease in total costs and expenses, as a percentage of revenues, was primarily due to the following:

Domestic Company-owned restaurants expenses were $563.8 million in 2020, or 80.5% of related revenues, as compared to the prior year expenses of $526.2 million, or 80.7% of related revenues, in 2019.  The 0.2% decrease, as a percentage of revenues, was primarily due to lower food costs, including the favorable impact of current year promotions which more than offset higher commodities costs and lower operating expenses on higher sales. These decreases were partially offset by higher bonus expense and the 2019 favorable impact of the expiration of customer rewards with our Papa Rewards loyalty program.

North America commissary expenses were $630.9 million in 2020, or 92.7% of related revenues compared to $569.2 million in 2019, or 92.9% of related revenues in 2019.  The 0.2% decrease in expenses, as a percentage of related revenues, was primarily due to lower operating costs on higher volumes and lower delivery costs.

International expenses were $74.0 million in 2020, or 59.7% of related revenues, compared to prior year expenses of $57.7 million, or 56.1% of related revenues in 2019.  The increase of 3.6% in expenses, as a percentage of related revenues, was primarily due to the higher mix of United Kingdom commissary revenues which have a lower overall margin and lower revenues resulting from increased royalty support provided to certain franchisees.

Other expenses were $200.3 million in 2020, or 94.9% of related revenues, compared to prior year expenses of $175.6 million, or 97.7% of related revenues in 2019. The 2.8% decrease in expenses, as a percentage of related revenues, was primarily due to higher margins from our online and mobile ordering business, partially offset by lower revenues at our printing subsidiary.

General and administrative (“G&A”) expenses were $204.2 million, or 11.3% of revenues for 2020 compared to $223.5 million, or 13.8% of revenues for 2019. G&A expenses consisted of the following (dollars in thousands):

	Year Ended
	December 27,	December 29,
	2020	2019
Administrative expenses (a)	$185,202	$179,122
Special items (b) (c)	5,985	13,859
Other general expenses (d)	13,055	30,479
General and administrative expenses	$204,242	$223,460

(a)	The increase in administrative expenses of $6.1 million for the year ended December 27, 2020 compared to prior year was primarily due to higher management incentive costs, partially offset by reduced travel costs due to COVID-19 restrictions and lower professional and consulting fees.
(b)	Represents $6.0 million in strategic reorganization costs for the year ended December 27, 2020 associated with our new office in Atlanta, Georgia projected to open in the summer of 2021. See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.
(c)	The Special items for the year ended December 29, 2019 include the following:
(1)	$5.9 million of legal and advisory fees primarily associated with the review of a wide range of strategic opportunities that culminated in a strategic investment in the Company by funds affiliated with, or managed by, Starboard Value LP (“Starboard”);
(2)	$5.6 million related to a one-time mark-to-market adjustment from the increase in value of the Starboard option to purchase shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) that culminated in the purchase of $50.0 million of Series B Preferred Stock in late March. See “Note 7” of “Notes to Consolidated Financial Statements” for additional information; and
(3)	$2.4 million that includes severance costs for the Company’s former CEO as well as costs related to the termination of a license agreement for intellectual property no longer being utilized.
(d)	The decrease in other general expenses of $17.4 million was primarily due to lower discretionary marketing fund investments and lower provisions for uncollectible accounts and notes receivable.

See “Items Impacting Comparability; Non-GAAP Measures” for additional information regarding the Special items.

Depreciation and amortization.  Depreciation and amortization expense was $49.7 million, or 2.7% of revenues in 2020, as compared to $47.3 million, or 2.9% of revenues for 2019.

Refranchising gains.  Refranchising gains of $4.7 million in 2019 were primarily associated with the refranchising of 19 Company-owned restaurants in Georgia and 24 Company-owned restaurants in South Florida.  See “Note 11” of “Notes to the Consolidated Financial Statements” for additional information.

Interest expense. Interest expense decreased approximately $3.6 million for the year ended December 27, 2020 primarily due to a decrease in the average outstanding debt balance and lower interest rates. Total debt outstanding was $350.0 million as of December 27, 2020.  Outstanding debt at December 27, 2020 decreased $20.0 million from December 29, 2019 primarily due to repayments on our secured term loan facility.

Income before income taxes.  Income before income taxes was $75.4 million in 2020, compared to $5.0 million in 2019, or an increase of $70.4 million due to the reasons discussed above.

Income tax expense (benefit).  The effective income tax rate was 19.6% for 2020, compared to (12.1%) for 2019. The effective rate was higher in 2020 due to the impact of similar tax credit amounts on higher income before income taxes. The 2019 income tax rate included a non-deductible $5.9 million expense associated with the one-time mark-to-market increase in the fair value of the Starboard option to purchase Series B Preferred Stock, as previously mentioned. The following compares income tax expense (benefit) for 2020 and 2019:

	Year Ended
	December 27, 2020	December 29, 2019

Income before income taxes	$75,362	$5,046
Income tax expense (benefit)	$14,748	$(611)
Effective tax rate	19.6%	(12.1%)

See “Items Impacting Comparability; Non-GAAP Measures” and “Note 7” and “Note 18” of “Notes to Consolidated Financial Statements,” for additional information.

Diluted earnings (loss) per share. Diluted earnings per common share was $1.28 for 2020, compared to diluted loss per common share of $0.24 in 2019, representing an increase of $1.52.  Excluding Special items, adjusted diluted earnings per common share was $1.40, compared to $0.03 in 2019, representing an increase of $1.37. Diluted earnings per common share was reduced by approximately $0.07 per share in 2020 ($0.09 impact when excluding Special items) due to income attributable to participating securities, including Series B Preferred Stockholders, based on undistributed earnings for 2020. See “Note 8” of “Notes to Consolidated Financial Statements” for additional information.

Items Impacting Comparability; Non-GAAP Measures

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (collectively defined as “Special items”). The non-GAAP adjusted results shown below and within this Form 10-K, which exclude the Special items, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results.  Management believes presenting certain financial information excluding the Special items is important for purposes of comparison to prior year results.  In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends. See “Results of Operations” for further analysis regarding the impact of the Special items, and “Note 8”, “Note 11”, and “Note 18” of “Notes to Consolidated Financial Statements,” respectively, for additional information about the Special items.

Note: Effective as of the first quarter of 2020, the Company modified its presentation of adjusted (non-GAAP) financial results to no longer present certain financial assistance provided to the North America system in the form of royalty relief and discretionary marketing fund investments as Special charges. This financial assistance, which began in the third quarter of 2018 in response to declining sales in North America, concluded in the third quarter of 2020, as announced in a formal plan in July 2019. The adjusted financial results for the Company’s fiscal year ended December 29, 2019 have been revised to remove these items. See “Temporary Franchise Support” below for additional information regarding this change in presentation.

	Year Ended
	Dec. 27,	Dec. 29,
(In thousands, except per share amounts)	2020	2019
		(Note)
GAAP operating income	$90,253	$24,535
Strategic corporate reorganization costs (1)	5,985	—
Special charges:
Legal and advisory fees (2)	—	5,922
Mark-to-market adjustment on option valuation (3)	—	5,914
Other costs (4)	—	2,385
Refranchising gains	—	(4,739)
Adjusted operating income	$96,238	$34,017

GAAP net income (loss) attributable to common shareholders	$41,737	$(7,633)
Strategic corporate reorganization costs (1)	5,985	—
Special charges:
Legal and advisory fees (2)	—	5,922
Mark-to-market adjustment on option valuation (3)	—	5,914
Other costs (4)	—	2,385
Refranchising gains	—	(4,739)
Tax effect of Non-GAAP items (5) (6)	(1,346)	(799)
Two-class impact for Non-GAAP adjustment to net income (7)	(662)	—
Adjusted net income attributable to common shareholders	$45,714	$1,050

GAAP diluted earnings (loss) per share	$1.28	$(0.24)
Strategic corporate reorganization costs (1)	0.18	—
Special charges:
Legal and advisory fees (2)	—	0.19
Mark-to-market adjustment on option valuation (3)	—	0.19
Other costs (4)	—	0.07
Refranchising gains	—	(0.15)
Tax effect of Non-GAAP items (5) (6)	(0.04)	(0.03)
Two-class impact for Non-GAAP adjustment to earnings per share (7)	(0.02)	—
Adjusted diluted earnings per share	$1.40	$0.03

(1)	Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia projected to open in the summer of 2021.
(2)	Represents advisory and legal costs incurred in 2019 primarily associated with the review of a wide range of strategic opportunities that culminated in the strategic investment in the Company by affiliates of Starboard Value LP (“Starboard”) as well as certain litigation costs associated with legal proceedings initiated by our founder.
(3)	Represents a one-time mark-to-market adjustment of $5.9 million primarily related to the increase in the fair value of the Starboard option to purchase Series B Preferred Stock that culminated in the purchase of additional preferred stock in late March 2019.
(4)	Includes severance costs for our former CEO and costs related to the termination of a license agreement for intellectual property no longer being utilized.
(5)	The tax effect for strategic corporate reorganization costs was calculated by applying the 2020 full year marginal tax rate of 22.5%.
(6)	The tax effect for Legal and advisory fees, Other costs, and Refranchising gains was calculated by applying the 2019 full year marginal rate of 22.4%. The mark-to-market adjustment on option valuation was non-deductible for tax purposes.
(7)	Represents an adjustment to the allocation of undistributed earnings to participating securities for the strategic corporate reorganization costs.

The non-GAAP adjusted results shown above and within this document, which exclude the Special items, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results.  Management believes presenting certain financial information excluding the Special items is important for purposes of comparability.  In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends. See “Results of Operations” for further analysis regarding the impact of the Special items.

Temporary Franchise Support. Beginning in the third quarter of 2018, the Company began providing various forms of support and financial assistance to the North America franchise system in response to declining North America sales. In July 2019, the Company announced a formal relief program to provide our North America franchisees with certainty regarding the availability and schedule of the temporary relief which concluded in the third quarter of 2020. The Company provided royalty relief and discretionary marketing fund investments to franchisees in North America, included herein as “Temporary Franchise Support” of $29.3 million (or approximately $0.69 per diluted share) for 2020, compared to $46.6 million (or approximately $1.14 per diluted share) for 2019, as follows (in thousands):

	Year Ended
	December 27,	December 29,
	2020	2019
Royalty relief (a)	$14,270	$19,096
Marketing fund investments (b)	15,000	27,500
Total Temporary Franchise Support	$29,270	$46,596

(a)	Represents financial assistance provided to the North America system in the form of temporary royalty reductions that are above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business. These royalty reductions are not an expense, but rather consist of the amount of waived royalties that the Company would otherwise have been entitled to absent the waiver. The waived royalties are not included in North America franchise royalties and fees revenues.
(b)	Represents incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions, which were made as part of the temporary financial support package to our franchisees. The marketing fund investments are included in Unallocated corporate expenses.

In addition, we present free cash flow in this report, which is a non-GAAP measure. We define free cash flow as net cash provided by operating activities (from the Consolidated Statements of Cash Flows) less the purchases of property and equipment and dividends paid to preferred stockholders. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of our performance than the Company’s GAAP measures. See “Liquidity and Capital Resources” for a reconciliation of free cash flow to the most directly comparable GAAP measure.

The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of December 27, 2020, and a secured term loan facility with an outstanding balance of $340.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at December 27, 2020 was approximately $344.2 million.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities.  As of December 27, 2020, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8% and 4.1% in fiscal 2020 and 2019, respectively.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the PJI Credit Agreement:

Actual Ratio for the
Year Ended
	Permitted Ratio	December 27, 2020
Leverage ratio	Not to exceed 4.75 to 1.0	2.4 to 1.0

Interest coverage ratio	Not less than 2.25 to 1.0	3.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of December 27, 2020.

Papa John’s Marketing Fund, Inc. (“PJMF”) our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender.  There was no balance outstanding under the PJMF Revolving Facility as of December 27, 2020 and December 29, 2019.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

See “Note 13” of “Notes to Consolidated Financial Statements” for additional information.

Cash Flows

Cash flow provided by operating activities was $186.4 million for 2020 as compared to $61.7 million in 2019. The increase of approximately $124.7 million was primarily due to higher net income and favorable working capital changes including timing of payments.

Cash flow used in investing activities was $41.1 million in 2020 as compared to $32.6 million for the same period in 2019. The increase in cash flow used in investing activities was primarily due to proceeds from the refranchising of restaurants in 2019.  This was somewhat offset by higher note repayments from franchisees in 2020.

Cash flow used in financing activities was $43.5 million in 2020 as compared to $34.6 million for the same period in 2019. The increase in cash flow used in financing activities was primarily due to the timing of repayments on our Term Loan Facility, repurchases of common stock and higher dividends paid to preferred stockholders, offset by higher cash proceeds received from the exercise of stock options.  In 2019, we also received $252.5 million in proceeds from the issuance of Series B Preferred Stock, which was primarily used for net repayments on our Revolving Facility of $240.0 million.

The Company recorded dividends of approximately $43.1 million for the year ended December 27, 2020 consisting of the following:

●	$29.4 million paid to common stockholders ($0.90 per share);
●	$4.6 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.90 per share); and
●	$9.1 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

The Company paid common stock dividends of $28.6 million, common stock “pass-through” dividends to Series B Preferred Stockholders of $4.3 million, and $5.7 million in preferred dividends on the Series B Preferred Stock in 2019.

On January 25, 2021, our Board of Directors declared a first quarter dividend of $0.225 per share of common stock (approximately $7.4 million was paid to common stockholders and $1.1 million was paid as “pass through” dividends to holders of Series B Preferred Stock on an as-converted basis).  The first quarter dividend on outstanding shares of Series B Preferred Stock was also declared on January 25, 2021.  The common stock dividend was paid on February 19, 2021 to stockholders of record as of the close of business on February 8, 2021.  The first quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on April 1, 2021.

We also use free cash flow, a non-GAAP measure, defined as net cash provided by operating activities (from the Consolidated Statements of Cash Flows) less the purchases of property and equipment and dividends paid to preferred stockholders. We view free cash flow as an important measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. See “Items Impacting Comparability; Non-GAAP Measures” for a discussion of free cash flow.  The Company’s free cash flow for the last two years was as follows (in thousands):

	Year Ended
	Dec. 27,	Dec. 29,
	2020	2019

Net cash provided by operating activities	$186,439	$61,749
Purchases of property and equipment	(35,652)	(37,711)
Dividends paid to preferred stockholders	(13,649)	(10,020)
Free cash flow	$137,138	$14,018

Contractual Obligations

Contractual obligations and payments as of December 27, 2020 due by year are as follows (in thousands):

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Contractual Obligations:
Term Loan Facility (1)	$20,000	$320,000	$—	$—	$340,000
Revolving Facility (1)	—	10,000	—	—	10,000
Interest payments (2)	12,669	10,048	1,602	—	24,319
Total debt	$32,669	$340,048	$1,602	$—	$374,319
Operating leases (3)	32,456	58,224	39,072	61,024	190,776
Finance leases (3)	4,348	8,682	5,092	1,054	19,176
Total contractual obligations	$69,473	$406,954	$45,766	$62,078	$584,271

(1)	We utilize interest rate swaps to hedge our variable rate debt. At December 27, 2020, we had an interest rate swap liability of $13.5 million recorded in Accrued expenses and other current liabilities and Other long-term liabilities in the Consolidated Balance Sheet.
(2)	Interest payments assume an outstanding debt balance of $350.0 million. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 27, 2020, and includes the impact of interest rate swap agreements in effect. The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 13” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.
(3)	See “Note 3” of “Notes to Consolidated Financial Statements” for additional information. The above amounts exclude future expected sub-lease income in the United Kingdom.

The above table does not include the following:

●	Unrecognized tax benefits of $1.0 million since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.
●	Redeemable noncontrolling interests of $6.5 million as we are not able to predict the timing of the redemptions.
●	Expected minimum lease payments of approximately $33.0 million associated with our new office in Atlanta, Georgia which is expected to commence in fiscal 2021.

Off-Balance Sheet Arrangements

We guarantee leases for certain Papa John’s North American franchisees who have purchased restaurants that were previously Company-owned.  We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2036.  As of December 27, 2020, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $14.3 million.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to standby letters of credit with off-balance sheet risk as follows by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total
Standby letters of credit	$45,840	$—	$—	$—	$45,840

See “Note 13” and “Note 20” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the novel coronavirus disease (COVID-19), including our cash on hand and access to our credit facilities, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, the duration and number of temporary store closures, our plans to open an office in Atlanta, the associated reorganization costs and the related organizational, employment and real estate changes that are expected, royalty relief, the effectiveness of menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties and opportunities associated with or related to the COVID-19 pandemic, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; the virus’s impact on the availability of our workforce; the potential disruption of our supply chain; changes in consumer demand or behavior; impact of delayed new store openings, both domestically and internationally; the overall contraction in global economic activity, including increased unemployment; our liquidity position; our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing and other cyber-attacks;
●	the assumption that the store closures in international markets and non-traditional restaurants in North America are not expected to be permanent; the assumption that our delivery restaurants will continue to stay open and be deemed essential businesses by national, state and local authorities in most of the jurisdictions in which we operate;

●	the uncertainty of whether and to what extent the increase in demand for our products that we are currently experiencing during the COVID-19 pandemic will continue following a cessation of the effects of the virus in the future;
●	our ability to successfully implement or fully realize the anticipated benefits of our corporate reorganization and new office in Atlanta, Georgia and corporate reorganization in the timeframes we desire or within the expected range of expenses, or at all. In addition, turnover in our support teams due to our relocation to Georgia could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in labor costs, food costs or sustained higher other operating costs. This could include increased employee compensation, including as a result of changes in minimum wage, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of mozzarella cheese, desserts, garlic cups or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including COVID-19;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our Revolving Facility and our Term Loan Facility, which comprise the PJI Facilities. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. See “Note 13” of “Notes to Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 6.8% of our 2020 revenues, 7.8% of our 2019 revenues and 8.3% of our revenues for 2018 were derived from these international operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $600,000 on our consolidated revenues in 2020 compared to an unfavorable impact of $5.1 million in 2019.  Foreign currency exchange rates had an unfavorable impact of $1.0 million on our operating income in 2020 compared to an unfavorable impact of $1.3 million in 2019. An additional 10% adverse change in the foreign currency rates for our international markets would result in an additional negative impact on annual revenue and operating income of approximately $13.3 million and $2.7 million, respectively.

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

The following table presents the actual average block price for cheese by quarter in 2020, 2019 and 2018. Also presented is the projected 2021 average block price by quarter (based on the February 17, 2021 Chicago Mercantile Exchange cheese futures prices for 2021):

	2021	2020	2019	2018
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.814	$1.857	$1.490	$1.522
Quarter 2	1.802	1.679	1.696	1.607
Quarter 3	1.834	2.262	1.898	1.592
Quarter 4	1.818	2.235	1.984	1.487
Full Year	$1.817	$2.008	$1.767	$1.552

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the two years in the period ended December 27, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 25, 2021, expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases, as amended.

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

Measurement and valuation of reserve for franchisee notes receivable

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company has a reserve for franchisee notes receivable of $3.2 million (“Reserve for Franchisee Notes Receivables”) against a gross balance of franchisee notes receivables of $51.1 million at December 27, 2020.  The Reserve for Franchisee Notes Receivables is estimated to reduce the outstanding notes receivable for expected credit losses after consideration of the fair value of the Company’s collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees as well as a review of each franchisee’s economic performance, historical loss information, current market conditions, and future economic conditions.

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

Measurement and valuation of insurance reserves

Description of the Matter

As described in Note 2 to the consolidated financial statements, as of December 27, 2020, the Company has $82.0 million accrued for self-insurance reserves (“Insurance Reserves”). The Company is self-insured for certain obligations up to stated retention levels under its retention programs related to workers’ compensation, automobile, property and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

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

/s/ Ernst & Young LLP We have served as the Company’s auditor consecutively since 2019. Louisville, Kentucky February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Papa John’s International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows of Papa John’s International, Inc. and subsidiaries (the Company) for the year ended December 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

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

Louisville, Kentucky

March 8, 2019

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended
	December 27,	December 29,	December 30,
(In thousands, except per share amounts)	2020	2019	2018

Revenues:
Domestic Company-owned restaurant sales	$700,757	$652,053	$692,380
North America franchise royalties and fees	96,732	71,828	79,293
North America commissary revenues	680,793	612,652	609,866
International revenues	123,963	102,924	110,349
Other revenues	210,989	179,791	170,983
Total revenues	1,813,234	1,619,248	1,662,871
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	563,799	526,237	577,658
North America commissary expenses	630,937	569,180	575,103
International expenses	73,994	57,702	67,775
Other expenses	200,304	175,592	170,556
General and administrative expenses	204,242	223,460	193,534
Depreciation and amortization	49,705	47,281	46,403
Total costs and expenses	1,722,981	1,599,452	1,631,029
Refranchising gains (losses)	—	4,739	(289)
Operating income	90,253	24,535	31,553
Investment income	2,131	1,104	817
Interest expense	(17,022)	(20,593)	(25,673)
Income before income taxes	75,362	5,046	6,697
Income tax expense (benefit)	14,748	(611)	2,624
Net income before attribution to noncontrolling interests	60,614	5,657	4,073
Net income attributable to noncontrolling interests	(2,682)	(791)	(1,599)
Net income attributable to the Company	$57,932	$4,866	$2,474

Calculation of net income (loss) for earnings (loss) per share:
Net income attributable to the Company	$57,932	$4,866	$2,474
Dividends paid to participating securities and accretion	(14,059)	(12,499)	—
Net income attributable to participating securities	(2,136)	—	—
Net income (loss) attributable to common shareholders	$41,737	$(7,633)	$2,474

Basic earnings (loss) per common share	$1.29	$(0.24)	$0.08
Diluted earnings (loss) per common share	$1.28	$(0.24)	$0.08

Basic weighted average common shares outstanding	32,421	31,632	32,083
Diluted weighted average common shares outstanding	32,717	31,632	32,299

Dividends declared per common share	$0.90	$0.90	$0.90

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 27,	December 29,	December 30,
(In thousands)	2020	2019	2018

Net income before attribution to noncontrolling interests	$60,614	$5,657	$4,073
Other comprehensive loss, before tax:
Foreign currency translation adjustments (1)	2,344	1,638	(4,903)
Interest rate swaps (2)	(7,517)	(10,783)	4,254
Other comprehensive loss, before tax	(5,173)	(9,145)	(649)
Income tax effect:
Foreign currency translation adjustments (1)	(539)	(377)	1,110
Interest rate swaps (3)	1,729	2,480	(1,032)
Income tax effect (4)	1,190	2,103	78
Other comprehensive loss, net of tax	(3,983)	(7,042)	(571)
Comprehensive income (loss) before attribution to noncontrolling interests	56,631	(1,385)	3,502
Less: comprehensive (income) loss, redeemable noncontrolling interests	(824)	519	488
Less: comprehensive (income), nonredeemable noncontrolling interests	(1,858)	(1,310)	(2,087)
Comprehensive income (loss) attributable to the Company	$53,949	$(2,176)	$1,903
(1)On June 15, 2018, the Company refranchised 34 Company-owned restaurants and a quality control center located in China.  In conjunction with the transaction, approximately $1,300 of accumulated other comprehensive income and $300 associated deferred tax related to foreign currency translation were reversed.  See “Note 11” of “Notes to Consolidated Financial Statements” for additional information.

(2)Amounts reclassified out of accumulated other comprehensive loss into interest expense included ($5,068), $660 and ($22) for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.

(3)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $1,140, ($152), and $5 for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.

(4)As of January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $455 to retained earnings in the first quarter of 2018.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 27,	December 29,
(In thousands, except per share amounts)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$130,204	$27,911
Accounts receivable (less allowance for credit losses of $3,622 in 2020 and $7,341 in 2019)	90,135	70,462
Notes receivable, current portion	11,318	7,790
Income tax receivable	1,273	4,024
Inventories	30,265	27,529
Prepaid expenses and other current assets	43,212	43,830
Total current assets	306,407	181,546
Property and equipment, net	200,895	211,741
Finance lease right-of-use assets, net	16,840	9,383
Operating lease right-of-use assets	148,110	148,229
Notes receivable, less current portion (less allowance for credit losses of $3,211 in 2020 and $3,572 in 2019)	36,538	33,010
Goodwill	80,791	80,340
Deferred income taxes	10,800	1,839
Other assets	72,389	64,633
Total assets	$872,770	$730,721

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$37,370	$29,141
Income and other taxes payable	10,263	7,599
Accrued expenses and other current liabilities	174,563	108,517
Current deferred revenue	19,590	17,673
Current finance lease liabilities	3,545	1,789
Current operating lease liabilities	23,538	23,226
Current portion of long-term debt	20,000	20,000
Total current liabilities	288,869	207,945
Deferred revenue	13,664	14,722
Long-term finance lease liabilities	13,531	7,629
Long-term operating lease liabilities	124,666	125,297
Long-term debt, less current portion, net	328,292	347,290
Deferred income taxes	948	2,649
Other long-term liabilities	111,364	84,927
Total liabilities	881,334	790,459

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at December 27, 2020 and December 29, 2019	251,901	251,133
Redeemable noncontrolling interests	6,474	5,785

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 45,288 at December 27, 2020 and 44,748 at December 29, 2019)	453	447
Additional paid-in capital	254,103	219,047
Accumulated other comprehensive loss	(14,168)	(10,185)
Retained earnings	219,158	205,697
Treasury stock (12,743 shares at December 27, 2020 and 12,854 shares at December 29, 2019, at cost)	(741,724)	(747,327)
Total stockholders’ deficit	(282,178)	(332,321)
Noncontrolling interests in subsidiaries	15,239	15,665
Total Stockholders’ deficit	(266,939)	(316,656)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$872,770	$730,721

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 31, 2017	33,931	$442	$184,785	$(2,117)	$292,251	$(597,072)	$15,757	$(105,954)
Cumulative effect of adoption of ASU 2014-09 (1)	—	—	—	—	(24,359)	—	—	(24,359)
Adjusted balance at January 1, 2018	33,931	442	184,785	(2,117)	267,892	(597,072)	15,757	(130,313)
Net income (2)	—	—	—	—	2,474	—	1,874	4,348
Other comprehensive loss, net of tax	—	—	—	(571)	—	—	—	(571)
Adoption of ASU 2018-02 (3)	—	—	—	(455)	455	—	—	—
Cash dividends on common stock	—	—	145	—	(28,944)	—	—	(28,799)
Exercise of stock options	75	1	2,698	—	—	—	—	2,699
Acquisition of Company common stock	(2,697)	—	—	—	—	(158,049)	—	(158,049)
Stock-based compensation expense	—	—	9,936	—	—	—	—	9,936
Issuance of restricted stock	56	—	(3,005)	—	—	3,005	—	—
Tax effect of restricted stock awards	—	—	(1,521)	—	—	—	—	(1,521)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,406)	(2,406)
Other	7	—	(54)	—	305	412	—	663
Balance at December 30, 2018	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (2)	—	—	—	—	4,866	—	1,310	6,176
Other comprehensive loss, net of tax	—	—	—	(7,042)	—	—	—	(7,042)
Cash dividends on common stock	—	—	209	—	(28,761)	—	—	(28,552)
Cash dividends on preferred stock	—	—	—	—	(10,020)	—	—	(10,020)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	447	4	16,006	—	—	—	—	16,010
Stock-based compensation expense	—	—	15,303	—	—	—	—	15,303
Issuance of restricted stock	63	—	(3,681)	—	—	3,681	—	—
Tax effect of restricted stock awards	—	—	(1,433)	—	—	—	—	(1,433)
Distributions to noncontrolling interests	—	—	—	—	—	—	(870)	(870)
Other	12	—	(341)	—	(297)	696	—	58
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (continued)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption: ASU 2016-13 (4)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted balance at December 30, 2019	31,894	447	219,047	(10,185)	204,631	(747,327)	15,665	(317,722)
Net income (2)	—	—	—	—	57,932	—	1,858	59,790
Other comprehensive loss, net of tax	—	—	—	(3,983)	—	—	—	(3,983)
Cash dividends on common stock	—	—	141	—	(29,503)	—	—	(29,362)
Cash dividends on preferred stock	—	—	—	—	(13,649)	—	—	(13,649)
Exercise of stock options	540	6	30,616	—	—	—	—	30,622
Acquisition of Company common stock	(32)	—	—	—	—	(2,701)	—	(2,701)
Stock-based compensation expense	—	—	16,310	—	—	—	—	16,310
Issuance of restricted stock	119	—	(6,922)	—	—	6,922	—	—
Tax effect of restricted stock awards	—	—	(3,974)	—	—	—	—	(3,974)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,284)	(2,284)
Other	24	—	(1,115)	—	(253)	1,382	—	14
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
(1)	As of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”.
(2)	Net income to the Company at December 27, 2020, December 29, 2019 and December 30, 2018 excludes $824, ($519) and ($488), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(3)	As of January 1, 2018, the Company adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” and reclassified stranded tax effects of approximately $455 to retained earnings in the first quarter of 2018.
(4)	As of December 30, 2019, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. See “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

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

At December 27, 2020, the accumulated other comprehensive loss of $14,168 was comprised of net unrealized foreign currency translation loss of $3,793 and a net unrealized loss on the interest rate swap agreements of $10,375.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 27,	December 29,	December 30,
(In thousands)	2020	2019	2018

Operating activities
Net income before attribution to noncontrolling interests	$60,614	$5,657	$4,073
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for allowance for credit losses on accounts and notes receivable	(4,734)	3,139	6,849
Depreciation and amortization	49,705	47,281	46,403
Deferred income taxes	(9,268)	(3,764)	1,620
Preferred stock option mark-to-market adjustment	—	5,914	—
Stock-based compensation expense	16,310	15,303	9,936
(Gain) loss on refranchising	—	(4,739)	289
Other	2,257	3,203	5,677
Changes in operating assets and liabilities:
Accounts receivable	(22,420)	(6,181)	2,157
Income tax receivable	3,760	12,122	(12,157)
Inventories	(2,736)	(326)	3,093
Prepaid expenses and other current assets	2,884	1,367	3,795
Other assets and liabilities	20,879	(6,354)	1,464
Accounts payable	8,229	2,035	(400)
Income and other taxes payable	2,664	1,009	(3,971)
Accrued expenses and other current liabilities	59,353	(11,331)	21,753
Deferred revenue	(1,058)	(2,586)	1,873
Net cash provided by operating activities	186,439	61,749	92,454
Investing activities
Purchases of property and equipment	(35,652)	(37,711)	(42,028)
Notes issued	(16,589)	(15,864)	(10,463)
Repayments of notes issued	11,154	5,616	5,805
Proceeds from divestitures of restaurants	—	13,495	7,707
Other	16	1,889	180
Net cash used in investing activities	(41,071)	(32,575)	(38,799)
Financing activities
Repayments of term loan	(20,000)	(15,000)	(20,000)
Net (repayments) proceeds of revolving credit facilities	—	(240,026)	163,585
Debt issuance costs	—	—	(1,913)
Proceeds from exercise of stock options	30,622	16,010	2,699
Dividends paid to common stockholders	(29,362)	(28,552)	(28,985)
Dividends paid to preferred stockholders	(13,649)	(10,020)	—
Tax payments for equity award issuances	(3,974)	(1,433)	(1,521)
Acquisition of Company common stock	(2,701)	—	(158,049)
Proceeds from issuance of preferred stock	—	252,530	—
Issuance costs associated with preferred stock	—	(7,527)	—
Contributions from noncontrolling interests	—	840	—
Distributions to noncontrolling interests	(2,420)	(870)	(4,269)
Other	(1,977)	(526)	356
Net cash used in financing activities	(43,461)	(34,574)	(48,097)
Effect of exchange rate changes on cash and cash equivalents	386	53	(191)
Change in cash and cash equivalents	102,293	(5,347)	5,367
Cash and cash equivalents at beginning of period	27,911	33,258	27,891
Cash and cash equivalents at end of period	$130,204	$27,911	$33,258

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” in 48 countries and territories as of December 27, 2020. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties and sales of franchise and development rights, printing and promotional items and information systems equipment, and software and related services. We generated revenues from the operation of our Quality Control Centers (“QC Centers”) which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies to restaurants. We also derived revenue from contributions received by our North America Marketing funds.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Papa John’s International, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the allowance for credit losses on accounts and notes receivable, intangible assets, contract assets and contract liabilities including the customer loyalty program obligation, right-of-use assets and lease liabilities, gift card breakage, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Domestic Company-owned Restaurant Sales

The domestic Company-owned restaurants principally generate revenue from retail sales of high-quality pizza, Papadias, which are flatbread-style sandwiches, and side items including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Revenues from Company-owned restaurants are recognized when the products are delivered to or carried out by customers.

Our North American customer loyalty program, Papa Rewards, is a spend-based program that rewards customers with points for each purchase.  Papa Rewards points are accumulated and redeemed for dollar off discounts (“Papa Dough”) to be used on future purchases within a six-month expiration window. The accrued liability in the Consolidated Balance Sheets, and corresponding reduction of Company-owned restaurant sales in the Consolidated Statements of Operations, is for the estimated reward redemptions at domestic Company-owned restaurants based upon estimated redemption patterns. The liability related to Papa Rewards is calculated using the estimated redemption value for which the points and accumulated rewards are expected to be redeemed. Revenue is recognized when the customer redeems the Papa Dough reward and when the points or Papa Dough reward expires.

Franchise Royalties and Fees

Franchise royalties, which are based on a percentage of franchise restaurant sales, are recognized as sales occur.  Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, including acceleration of restaurant remodels or equipment upgrades, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate.  Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect.  Incentives offered from time to time, including new store incentives, will reduce the contractual royalty rate paid.  Franchise royalties are billed on a monthly basis.

The majority of initial franchise license fees and area development exclusivity fees are from international locations. Initial franchise license fees are billed at the store opening date.  Area development exclusivity fees are billed upon execution of the development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas.  Area development exclusivity fees are included in Deferred revenue in the Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement. The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Franchise license renewal fees for both domestic and international locations, which generally occur every 10 years, are billed before the renewal date. Fees received for future license renewal periods are included in deferred revenue in the Consolidated Balance Sheets and amortized over the life of the renewal period.

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

Commissary Revenues

Commissary revenues are comprised of food and supplies sold to franchised restaurants and are recognized as revenue upon shipment of the related products to the franchisees. Payments are generally due within 30 days.

As noted above, there are various incentive programs available to franchisees related to new restaurant openings including discounts on initial commissary orders and new store equipment incentives, at substantially no cost to franchisees.  Commissary revenues are reduced to reflect incentives in the form of direct discounts on initial commissary orders. The new store equipment incentive is also recorded as a reduction of commissary sales over the term of the incentive agreement, which is generally three to five years.

Other Revenues

Franchise Marketing Fund revenues represent a required established percentage of monthly restaurant sales collected by Papa John’s Marketing Fund, Inc. (“PJMF”), which is our national marketing fund, and various other international and domestic marketing funds (“Co-op” or “Co-operative” Funds) where we have determined for purposes of accounting that we have control over the significant activities of the funds.  PJMF funds its operations with ongoing financial support and contributions from domestic Papa John’s restaurants, of which approximately 80% are franchised restaurant members.  Contributions are based on a percentage of monthly restaurant sales and are billed monthly.  When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the

Consolidated Statements of Operations.  Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.

There are no expiration dates and we do not deduct non-usage fees from outstanding gift cards.  While the Company and the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity.  In these circumstances, the Company recognizes breakage revenue for amounts not subject to unclaimed property laws.  Based upon our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote.  Breakage revenue is recognized over time in proportion to estimated redemption patterns as Other revenues.  Commissions on gift cards sold by third parties are recorded as a reduction to Deferred revenue and a reduction to Other revenues based upon estimated redemption patterns.

Fees for information services, including software maintenance fees, help desk fees, centralized call center fees, and online ordering fees are recognized as revenue as such services are provided and are included in Other revenues.

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

Advertising and Related Costs

Domestic Company-owned advertising and related costs of $56.7 million, $54.3 million and $60.8 million in 2020, 2019, and 2018, respectively, include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and advertising activities administered through PJMF and various local market cooperative advertising funds. PJMF is responsible for developing and conducting marketing and advertising for the domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF.  During 2020 and 2019, the Company contributed additional amounts of $15.0 million and $27.5 million, respectively, to PJMF, representing incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions as part of our temporary financial support package to our franchisees.  The marketing fund investments are included in General and administrative expenses within the accompanying Consolidated Statements of Operations.

Leases

Lease expense is recognized on a straight-line basis over the expected life of the lease term for operating leases, whereas lease expense follows an accelerated expense recognition for finance leases. A lease term often includes option periods, available at the inception of the lease.  Lease expense is comprised of operating and finance lease costs, short-term lease costs, and variable lease costs, which primarily include common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.  Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile.

The Company adopted ASU 2016-02 “Leases (Topic 842)” in the first quarter of 2019 and prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

Stock-Based Compensation

Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures, and is recognized over the vesting period (graded vesting over three years). Restricted stock is valued based on the market price of the Company’s shares on the date of grant. Stock options are valued using a Black-Scholes option pricing model. Our specific assumptions for estimating the fair value of options are included in Note 21.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.

Accounts Receivable

Substantially all accounts receivable is due from franchisees for purchases of food, paper products, point of sale equipment, printing and promotional items, information systems and related services, marketing and royalties. Credit is extended based on an evaluation of the franchisee’s financial condition and collateral is generally not required. An allowance for credit losses is an estimate, even if remote, based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics and macroeconomic factors.  Account balances are charged off against the allowance after recovery efforts have ceased.

See Recent Accounting Pronouncements for information regarding the adoption and related accounting impact of ASU 2016-13, “Credit Losses”, which was effective December 30, 2019.

Notes Receivable

The Company has provided financing to select domestic and international franchisees principally for use in the construction and development of their restaurants and for the purchase of restaurants from the Company or other franchisees. Most notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchise.  The Company has provided long-term financing to certain franchisees with royalty payment plans.  We establish an allowance for credit losses for franchisee notes receivables to reduce the outstanding notes receivable to their net realizable values based on a review of each franchisee’s economic performance and market conditions after consideration of the fair value of our underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees. Note balances are charged off against the allowance after recovery efforts have ceased.

Interest income recorded on franchisee loans was approximately $2.1 million in 2020, $800,000 in 2019 and $750,000 in 2018 and is reported in Investment income in the accompanying Consolidated Statements of Operations.

See Recent Accounting Pronouncements for information regarding the adoption and related accounting impact of ASU 2016-13, “Credit Losses”, which was effective December 30, 2019.

Inventories

Inventories, which consist of food products, paper goods and supplies, smallwares, and printing and promotional items, are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (generally five to ten years for restaurant, commissary and other equipment, twenty to forty years for buildings and improvements, and five years for technology and communication assets).  Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including the first renewal period (generally five to ten years).

Depreciation expense was $46.6 million in 2020, $45.9 million in 2019 and $45.6 million in 2018.

Deferred Costs

We capitalize certain information systems development and related costs that meet established criteria. Amounts capitalized, which are included in property and equipment, are amortized principally over periods not exceeding five years upon completion of the related information systems project. Total costs capitalized were approximately $3.3 million in 2020, $3.5 million in 2019 and $4.3 million in 2018. The unamortized information systems development costs approximated $10.5 million and $11.5 million as of December 27, 2020 and December 29, 2019, respectively.

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

We elected to perform a qualitative assessment for our domestic Company-owned restaurants, PJUK, China, and Preferred Marketing Solutions operations in the fourth quarter of 2020.  As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See Note 12 for additional information.

Deferred Income Tax Accounts and Tax Reserves

We are subject to income taxes in the United States and several foreign jurisdictions.  Significant judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.

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

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. See Note 18 for additional information.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range from $1,000 to $1.0 million.

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

In 2019, we reduced the notional value of our swaps by $50.0 million as a result of paying down a substantial portion of debt under our Revolving Facility using the proceeds received from the sale of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The termination of $50.0 million of notional swap value was not significant to our results of operations.

We recognized (loss) income of ($7.5) million (($5.8) million after tax) in 2020, ($10.8) million (($8.3) million after tax) in 2019, and $4.3 million ($3.2 million after tax) in 2018 in other comprehensive loss for the net change in the fair value of our interest rate swaps. See Note 13 for additional information on our debt and credit arrangements.

Noncontrolling Interests

At December 27, 2020, the Company had four joint ventures consisting of 188 restaurants, which have noncontrolling interests. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.

The following summarizes the redemption feature, location and related accounting within the Consolidated Balance Sheets for these four joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Consolidated Balance Sheets	Recorded Value

Joint ventures with no redemption feature	Permanent equity	Carrying value
Joint ventures with option to require the Company to purchase the noncontrolling interest - not currently redeemable or redemption not probable	Temporary equity	Carrying value

See Notes 10 and 11 for additional information regarding noncontrolling interests and divestitures.

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

Recent Accounting Pronouncements

Financial Instruments – Credit Losses

The Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) as of December 30, 2019 (the first day of fiscal 2020) under the modified retrospective transition method.  Topic 326 requires measurement and recognition of expected versus incurred losses for financial assets held.  Financial instruments subject to ASU 2016-13 include trade accounts receivable, notes receivable and interest receivable (classified as Other assets in the Consolidated Balance Sheets) from franchisees. The impact of the adoption was not material to our consolidated financial statements.

Estimates of expected credit losses, even if remote, are based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics, and macroeconomic factors. Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding the financial condition of the franchisee or customer.  Accounts and notes receivable balances are charged off against the allowance for credit losses after recovery efforts have ceased.

The following table summarizes changes in our allowances for credit losses for accounts receivable, notes receivable and interest receivable:

(in thousands)	Accounts Receivable	Notes Receivable	Interest Receivable
Balance at December 29, 2019	$7,341	$3,572	$910
Cumulative effect of adoption of ASU 2016-13	912	463	—
Balance at December 30, 2019	8,253	4,035	910
Current period (credit) provision for expected credit losses	(3,843)	(191)	144
Write-offs charged against the allowance	(788)	(843)	—
Recoveries collected	—	(844)	—
Transfers	—	1,054	(1,054)
Balance at December 27, 2020	$3,622	$3,211	$—

Reference Rate Reform – Hedging

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying guidance on contract modifications and hedge accounting related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates if certain criteria are met. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022.  The hedge accounting expedients may be applied, on an individual hedging relationship basis, to eligible hedge accounting relationships that existed as of the beginning of the effective date of this guidance, and to new eligible hedging relationships entered into after the effective date of this guidance; however, those expedients generally cannot be applied to hedging relationships for periods after December 31, 2022.  The Company adopted certain optional hedge accounting expedients provided by ASU 2020-04 during fiscal 2020.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Accounting Standards to be Adopted in Future Periods

Convertible Instruments

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”  This ASU amends FASB’s guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share (“EPS”) guidance for both Subtopics.  The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods therein, with early adoption permitted.  The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Reclassifications

Certain prior year amounts in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows have been reclassified to conform to the current year presentation.

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

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of Topic 842 (the first day of fiscal 2019).  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.  An operating lease right-of-use asset is amortized on a straight-line basis over the lease term and is recognized as a single lease cost against the operating lease liability.  A finance lease right-of-use asset is amortized on a straight-line basis, with interest costs reported separately, over the lesser of the useful life of the leased asset or lease term.  Operating lease expense is recognized on a straight-line basis over the lease term and is included in Operating costs or General and administrative expenses.  Variable lease payments are expensed as incurred.

The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.  We have elected to use the portfolio approach in determining our incremental borrowing rate. The incremental borrowing rate for all existing leases as of the date of adoption of Topic 842 was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms.  The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by Company options to extend the leases that the Company is reasonably certain to exercise.

Certain leases provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index.  Future base rent escalations that are not contractually quantifiable as of the lease commencement date are not included in our lease liability.

The following schedule details the total right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of December 27, 2020 and December 29, 2019 (in thousands):

		December 27,	December 29,
Leases	Classification	2020	2019
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$16,840	$9,383
Operating lease assets, net	Operating lease right-of-use assets	148,110	148,229
Total lease assets		$164,950	$157,612
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$3,545	$1,789
Current operating lease liabilities	Current operating lease liabilities	23,538	23,226
Noncurrent finance lease liabilities	Long-term finance lease liabilities	13,531	7,629
Noncurrent operating lease liabilities	Long-term operating lease liabilities	124,666	125,297
Total lease liabilities		$165,280	$157,941

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Lease expense is comprised of operating and finance lease costs, short-term lease costs, and variable lease costs, which primarily include common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.  Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile.  Lease expense for the years ended December 27, 2020 and December 29, 2019 are as follows:

	Year Ended	Year Ended
(in thousands)	December 27, 2020	December 29, 2019
Finance lease:
Amortization of right-of-use assets	$2,342	$815
Interest on lease liabilities	606	251
Operating lease:
Operating lease cost	40,026	42,487
Short-term lease cost	3,960	2,704
Variable lease cost	6,503	9,558
Total lease costs	$53,437	$55,815
Sublease income	(10,407)	(10,879)
Total lease costs, net of sublease income	$43,030	$44,936

Future minimum lease payments under contractually-obligated leases and associated sublease income as of December 27, 2020 are as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
2021	$4,348	$32,456	$10,246
2022	4,344	31,973	10,073
2023	4,338	26,251	9,778
2024	3,361	21,730	9,534
2025	1,731	17,342	9,057
Thereafter	1,054	61,024	46,642
Total future minimum lease payments	19,176	190,776	95,330
Less imputed interest	(2,100)	(42,572)	—
Total present value of lease liabilities (a)	$17,076	$148,204	$95,330
(a)	Excludes expected minimum lease payments of approximately $33.0 million associated with our new office in Atlanta, Georgia which is expected to commence in fiscal 2021.

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At December 27, 2020, we leased and subleased 385 Papa John’s restaurants to franchisees in the United Kingdom.  The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms, in accordance with Topic 842, similar to previous guidance.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 80 domestic leases. These leases have varying terms, the latest of which expires in 2036.  As of December 27, 2020, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $14.3 million.  This contingent liability is not included in the Consolidated Balance Sheet or future minimum lease obligation.  The fair value of the guarantee is not material.

There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the years ended December 27, 2020 and December 29, 2019 are as follows:

	Year Ended
(in thousands)	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$606	$269
Financing cash flows from finance leases	2,139	781
Operating cash flows from operating leases (a)	37,113	40,152
Right-of-use assets obtained in exchange for new finance lease liabilities	9,152	10,199
Right-of-use assets obtained in exchange for new operating lease liabilities	30,266	20,903
Cash received from sublease income	10,545	10,139

Weighted-average remaining lease term (in years):
Finance leases	4.71	4.75
Operating leases	7.00	7.00
Weighted-average discount rate:
Finance leases	5.34%	6.38%
Operating leases	6.65%	6.94%

(a) Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

4. Papa John’s Marketing Fund, Inc.

PJMF, which is a consolidated variable interest entity where the Company has been identified as the primary beneficiary, collects a percentage of revenues from Company-owned and franchised restaurants in the United States, for the purpose of designing and administering advertising and promotional programs for all participating domestic restaurants.  Contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations within Other revenues and Other expenses.  PJMF also has a wholly-owned subsidiary, Papa Card, Inc., which administers the Company’s gift card programs.

Assets and liabilities of PJMF, which are restricted in their use, included in the Consolidated Balance Sheets were as follows (in thousands):

	December 27,	December 29,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$9,394	$4,569
Accounts receivable, net	23,711	11,196
Income tax receivable	192	103
Prepaid expenses and other current assets	1,914	1,316
Total current assets	35,211	17,184
Deferred income taxes, net	588	410
Total assets	$35,799	$17,594

Liabilities
Current liabilities:
Accounts payable	$5,429	$764
Income and other taxes payable	2	-
Accrued expenses and other current liabilities	32,578	14,287
Current deferred revenue	3,938	3,252
Total current liabilities	41,947	18,303
Deferred revenue	2,419	2,094
Total liabilities	$44,366	$20,397

5.  Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Consolidated Balance Sheets.  During the years ended December 27, 2020 and December 29, 2019, the Company recognized $33.2 million and $34.0 million in revenue, respectively, related to deferred revenue.

The contract liability balances are included in the following (in thousands):

	Contract Liabilities
	December 27, 2020	December 29, 2019	Change
Franchise fees and unredeemed gift cards	$19,890	$20,346	$(456)
Customer loyalty program	13,364	12,049	1,315
Total contract liabilities	$33,254	$32,395	$859

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of December 27, 2020 and December 29, 2019, the contract assets were approximately $5.1 million and $6.0 million, respectively. For the years ended December 27, 2020 and December 29, 2019, respectively, revenue was reduced approximately $3.2 million and $3.5 million for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,288	$2,090	$1,822	$1,591	$1,352	$2,857	$12,000

Approximately $1.5 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $6.4 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6.	Stockholders’ Deficit

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Preferred Stock. The Company’s outstanding shares of common stock, net of repurchased common stock, were 32.5 million shares at December 27, 2020 and 31.9 million shares at December 29, 2019.  There were 252,530 shares of Series B Preferred Stock outstanding at December 27, 2020 and December 29, 2019.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 31, 2021.  In fiscal 2020, a total of 32,000 shares with an aggregate cost of $2.7 million and an average price of $83.90 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.

The Company repurchased 2.7 million shares for $158.0 million in 2018, which were funded through a credit facility, operating cash flow, stock option exercises, and cash and cash equivalents.  There were no share repurchases during fiscal 2019.

Subsequent to year-end, we acquired an additional 15,000 shares at an aggregate cost of $1.3 million.  Approximately $71.0 million remained available under the Company’s share repurchase program as of February 17, 2021.

The timing and volume of share repurchases may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the new program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice.  Funding for the share repurchase program will be provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Dividends

The Company recorded dividends of approximately $43.1 million for the year ended December 27, 2020 consisting of the following:

●	$29.4 million paid to common stockholders ($0.90 per share);
●	$4.6 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.90 per share); and
●	$9.1 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

The Company paid common stock dividends of $28.6 million and $29.0 million in 2019 and 2018, respectively.  Additionally, the Company paid common stock “pass-through” dividends to Series B Preferred Stockholders of $4.3 million and $5.7 million in preferred dividends on the Series B Preferred Stock in 2019.  There were no dividends to holders of Series B Preferred stock in 2018.

On January 25, 2021, our Board of Directors declared a first quarter dividend of $0.225 per share of common stock (approximately $7.4 million was paid to common stockholders and $1.1 million was paid as “pass through” dividends to holders of Series B Preferred Stock on an as-converted basis).  The first quarter dividend on outstanding shares of Series B Preferred Stock was also declared on January 25, 2021.  The common stock dividend was paid on February 19, 2021 to stockholders of record as of the close of business on February 8, 2021.  The first quarter preferred dividend of $2.3 million will be paid to holders of Series B Preferred Stock on April 1, 2021.

7.  Series B Convertible Preferred Stock

On February 3, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain funds affiliated with, or managed by, Starboard Value LP (together with its affiliates, “Starboard”) pursuant to which Starboard made a $200.0 million strategic investment in the Company’s newly designated Series B Preferred Stock, at a purchase price of $1,000 per share. In addition, on March 28, 2019, Starboard made an additional $50.0 million investment in the Series B Preferred Stock pursuant to an option that was included in the Securities Purchase Agreement. The cash proceeds from the issuance of the Series B Preferred Stock to Starboard was bifurcated between the option and preferred stock at the time of issuance based on a relative fair value allocation approach.  The Company also issued $2.5 million of Series B Preferred Stock on the same terms as Starboard to certain franchisees that represented to the Company that they qualify as an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The initial dividend rate on the Series B Preferred Stock is 3.6% per annum of the stated value of $1,000 per share (the “Stated Value”), payable quarterly in arrears. On the third anniversary of the date of issuance, each holder of Series B Preferred Stock will have the right to increase the dividend on the shares of Series B Preferred Stock to 5.6%, and on the fifth anniversary of the date of issuance, each holder will have the right to increase the dividend on the shares of Series B Preferred Stock to 7.6%, subject in each case to the Company’s right to redeem some or all of such shares of Series B Preferred Stock for cash.  The Series B Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. If at any time, the Company reduces the regular dividend paid to common stockholders, the Series B Preferred Stock dividend will remain the same as if the common stock dividend had not been reduced.

The Series B Preferred Stock is convertible at the option of the holders at any time into shares of common stock based on the conversion rate determined by dividing the Stated Value by $50.06.  The Series B Preferred Stock is redeemable for cash at the option of either party from and after the eight-year anniversary of issuance, subject to certain conditions.  Holders of the Series B Preferred Stock also have the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series B Preferred Stock upon certain change of control events.

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

Since the holders have the option to redeem their shares of Series B Preferred Stock from and after the eight-year anniversary of issuance, which may or may not be exercised, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity of $251.9 million on the Consolidated Balance Sheet as of December 27, 2020. This amount is reported net of $7.5 million of related issuance costs.  In accordance with applicable accounting guidance, the Company also recorded a one-time mark-to-market temporary equity adjustment of $5.9 million in 2019 for the increase in fair value for both the $50.0 million option exercised by Starboard and the shares purchased by franchisees for the period of time the option was outstanding.  The mark-to-market temporary equity adjustment was recorded in General and administrative expenses for $5.6 million (Starboard) and as a reduction to North America franchise royalties and fees of $0.3 million (Franchisees) within the Consolidated Statement of Operations in 2019 with no associated tax benefit.  Over the initial eight-year term, the $251.9 million investment will be accreted to the related redemption value of approximately $252.5 million as an adjustment to Retained Earnings.

The following summarizes changes to our Series B Preferred Stock (in thousands):

Balance at December 30, 2018	$—
Issuance of preferred stock	252,530
One-time mark-to-market adjustment	5,914
Issuance costs	(7,527)
Accretion	216
Balance at December 29, 2019	$251,133
Tax deduction on issuance costs	702
Accretion	66
Balance at December 27, 2020	$251,901

8. Earnings (Loss) per Share

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

Basic earnings (loss) per common share are computed by dividing net income (loss) attributable to common shareholders by the weighted-average common shares outstanding.  Diluted earnings (loss) per common share are computed by dividing the net income (loss) attributable to common shareholders by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding consist of basic weighted average common shares outstanding plus weighted average awards outstanding under our equity compensation plans, which are dilutive securities.

The calculations of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 are as follows (in thousands, except per share data):

	2020	2019	2018

Basic earnings (loss) per common share
Net income attributable to the Company	$57,932	$4,866	$2,474
Dividends paid to participating securities and accretion	(14,059)	(12,499)	—
Net income attributable to participating securities	(2,136)	—	—
Net income (loss) attributable to common shareholders	$41,737	$(7,633)	$2,474

Basic weighted average common shares outstanding	32,421	31,632	32,083
Basic earnings (loss) per common share	$1.29	$(0.24)	$0.08

Diluted earnings (loss) per common share
Net income (loss) attributable to common shareholders	$41,737	$(7,633)	$2,474

Weighted average common shares outstanding	32,421	31,632	32,083
Dilutive effect of outstanding equity awards (a)	296	—	216
Diluted weighted average common shares outstanding (b)	32,717	31,632	32,299
Diluted earnings (loss) per common share	$1.28	$(0.24)	$0.08

(a)	Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 100 in 2020 and 1,200 in 2018, respectively (none in 2019).
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding as of December 27, 2020 and December 29, 2019, respectively. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income (loss) attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive for both periods presented and as such was excluded.

See Note 21 for additional information regarding our equity awards, including restricted stock.

9. Fair Value Measurements and Disclosures

The Company is required to determine the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Fair value is a market-based measurement, not an entity specific measurement. The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents and, accounts receivable, net of credit losses, and accounts payable. The carrying value of our notes receivable, net of credit losses, also approximates fair value. The fair value of the amount outstanding under our term debt and revolving credit facility approximate their carrying values due to the variable market-based interest rate (Level 2).

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 27, 2020 and December 29, 2019 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
December 27, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$37,578	$37,578	$—	$—

Financial liabilities:
Interest rate swaps (b)	13,452	—	13,452	—

December 29, 2019
Financial assets:
Cash surrender value of life insurance policies (a)	$33,220	$33,220	$—	$—

Financial liabilities:
Interest rate swaps (b)	6,168	—	6,168	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during fiscal 2020 or 2019.

10. Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties.  These joint venture arrangements include 188 restaurants and 192 restaurants at December 27, 2020 and December 29, 2019 respectively.  Net income attributable to these joint ventures for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 were as follows (in thousands):

	2020	2019	2018

Papa John’s International, Inc.	$5,654	$2,560	$5,794
Noncontrolling interests	2,682	791	1,599
Total net income	$8,336	$3,351	$7,393

As of December 27, 2020, the noncontrolling interest holder of two joint ventures have the option to require the Company to purchase their interest, though not currently redeemable.  Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the Consolidated Balance Sheets.

The following summarizes changes in our redeemable noncontrolling interests in 2020 and 2019 (in thousands):

Balance at December 30, 2018	$5,464
Net loss	(519)
Contributions	840
Balance at December 29, 2019	$5,785
Net income	824
Distributions	(135)
Balance at December 27, 2020	$6,474

11. Divestitures

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

12. Goodwill

The following summarizes changes in the Company’s goodwill, by reportable segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 30, 2018	$68,689	$15,391	$436	$84,516
Divestitures (b)	(4,435)	—	—	(4,435)
Foreign currency adjustments	—	259	—	259
Balance as of December 29, 2019	64,254	15,650	436	80,340
Foreign currency adjustments	—	451	—	451
Balance as of December 27, 2020	$64,254	$16,101	$436	$80,791

(a)	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit.
(b)	Includes 46 restaurants located primarily in two domestic markets.

13. Debt

Long-term debt, net consists of the following (in thousands):

	December 27,	December 29,
	2020	2019
Outstanding debt	$350,000	$370,000
Unamortized debt issuance costs	(1,708)	(2,710)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, net	$328,292	$347,290

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $10.0 million was outstanding as of December 27, 2020, and a secured term loan facility with an outstanding balance of $340.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35.0 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 4.75 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.25 to 1.0, which increases to 2.50 to 1.0 in 2021 and thereafter. We were in compliance with these financial covenants at December 27, 2020.

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

Our outstanding debt of $350.0 million at December 27, 2020 under the PJI Facilities was composed of $340.0 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Facility. Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at December 27, 2020 was approximately $344.2 million.

As of December 27, 2020, the Company had approximately $1.7 million in unamortized debt issuance costs, which are being amortized into interest expense over the term of the PJI Facilities.

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

As of December 27, 2020, we have the following interest rate swap agreements with a total notional value of $350.0 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying Consolidated Financial Statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	December 27,	December 29,
Balance Sheet Location	2020	2019
Other current and long-term liabilities	$13,452	$6,168

The effect of derivative instruments on the accompanying Consolidated Financial Statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Consolidated
Hedging	in AOCL	AOCL into	AOCL into	Statements of
Relationships	on Derivative	Income	Income	Operations
Interest rate swaps:
2020	$(5,788)	Interest expense	$(5,068)	$(17,022)
2019	$(8,303)	Interest expense	$660	$(20,593)
2018	$3,222	Interest expense	$(22)	$(25,673)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.8%, 4.1%, and 3.9% in fiscal 2020, 2019, and 2018, respectively.  Interest paid, including payments made or received under the swaps, was $15.8 million in 2020, $18.1 million in 2019, and $23.5 million in 2018.  As of December 27, 2020, the portion of the aggregate $13.5 million interest rate swap liability that would be reclassified into interest expense during the next twelve months approximates $7.2 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 (as amended, the “PJMF Loan Agreement”) with U.S. Bank National Association, as lender.  The PJMF Revolving Facility is secured by substantially all assets of PJMF.  The PJMF Revolving Facility matures on September 30, 2021.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 2.7%, 4.1%, and 3.4% in fiscal 2020, 2019, and 2018, respectively.  There was no balance outstanding under the PJMF Revolving Facility as of December 27, 2020 and December 29, 2019.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

14. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 27,	December 29,
	2020	2019
Land	$33,381	$33,349
Buildings and improvements	91,335	91,514
Leasehold improvements	123,167	121,127
Equipment and other	436,678	423,556
Construction in progress	7,954	6,860
Total property and equipment	692,515	676,406
Accumulated depreciation and amortization	(491,620)	(464,665)
Property and equipment, net	$200,895	$211,741

15. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 27,	December 29,
	2020	2019
Marketing	$47,885	$15,930
Salaries, benefits and bonuses	46,352	24,627
Insurance reserves, current	32,947	30,025
Purchases	16,550	10,768
Interest rate swaps, current portion	6,970	2,061
Strategic corporate reorganization costs	4,861	—
Deposits	3,782	2,026
Consulting and professional fees	3,148	10,667
Rent	3,080	4,274
Other	8,988	8,139
Total	$174,563	$108,517

16. Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 27,	December 29,
	2020	2019
Insurance reserves	$49,002	$45,151
Deferred compensation plan	35,793	33,220
Employer payroll taxes (1)	18,473	—
Other	8,096	6,556
Total	$111,364	$84,927

(1)	Represents deferred employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act, of which approximately half of the deferral is due on December 31, 2021 and December 31, 2022.

17. Strategic Corporate Reorganization for Long-term Growth

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta. The 60,000 square foot modern space will be designed to drive continued menu innovation and optimized integration across marketing, communications, customer experience, operations, human resources, diversity, equity and inclusion, communications, financial planning and analysis, investor relations and development functions. Our information technology, finance, supply chain, and legal teams will continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain an office outside of London, UK, where our international operations are managed.

The opening of the office in Atlanta and related organizational changes are projected to be completed by the summer of 2021. All affected employees were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $15.0 to $20.0 million related to employee severance and transition, recruitment and relocation, and third party and other costs through 2021.

We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period.  All other costs, including employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred.  All strategic corporate reorganization costs have been recorded in General and administrative expenses on the Consolidated Statement of Operations.

Strategic corporate reorganization costs recorded for the year ended December 27, 2020 consist of the following:

Year Ended
Dec. 27,
2020
Employee severance and other employee transition costs	$4,775
Recruiting and professional fees	1,598
Other costs	552
Total strategic corporate reorganization costs	6,925
Stock-based compensation forfeitures on unvested awards	(940)
Total strategic corporate reorganization costs, net of stock forfeitures	$5,985

As of December 27, 2020, the estimate of unpaid strategic corporate reorganization costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The following table summarizes the activity for the year ended December 27, 2020:

	Balance at			Balance at
	Dec. 29			Dec. 27
	2019	Charges	Payments	2020
Employee severance and other employee transition costs	$—	$4,775	$(160)	$4,615
Recruiting and professional fees	—	1,598	(1,453)	145
Other costs	—	552	(451)	101
Total strategic corporate reorganization liability	$—	$6,925	$(2,064)	$4,861

We expect to recognize additional costs associated with the corporate reorganization in 2021 of approximately $9.0 to $14.0 million, including expenditures related to (i) employee severance and other employee transition costs of approximately $2.0 million to $3.0 million, (ii) relocation and recruiting costs of $6.0 million to $9.0 million, and (iii) third-party and other costs of $1.0 million to $2.0 million.

18. Income Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Domestic income (loss)	$48,616	$(16,065)	$(9,665)
Foreign income	26,746	21,111	16,362
Total income	$75,362	$5,046	$6,697

Included within the foreign income before income taxes above is $14.7 million, $15.6 million, and $12.1 million of foreign sourced income subject to foreign withholding taxes in 2020, 2019, and 2018, respectively.

A summary of the expense (benefit) for income tax follows (in thousands):

	2020	2019	2018
Current:
Federal	$16,400	$(2,734)	$(5,262)
Foreign	6,047	5,077	4,736
State and local	1,569	810	1,530
Deferred:
Federal	(7,375)	(1,989)	2,256
Foreign	357	(662)	(153)
State and local	(2,250)	(1,113)	(483)
Total income tax expense (benefit)	$14,748	$(611)	$2,624

Significant deferred tax assets (liabilities) follow (in thousands):

	December 27,	December 29,
	2020	2019
Accrued liabilities	$17,740	$16,686
Accrued bonuses	6,155	2,308
Other liabilities and asset reserves	18,763	16,244
Equity awards	6,760	7,196
Lease liabilities	32,374	30,756
Other	2,563	2,418
Net operating losses	8,139	8,205
Foreign tax credit carryforwards	14,405	10,049
Total deferred tax assets	106,899	93,862
Valuation allowances	(22,972)	(17,303)
Total deferred tax assets, net of valuation allowances	83,927	76,559

Deferred expenses	(9,623)	(9,521)
Accelerated depreciation	(21,337)	(27,299)
Goodwill	(9,801)	(9,510)
Right-of-use assets	(32,065)	(30,257)
Other	(1,249)	(782)
Total deferred tax liabilities	(74,075)	(77,369)
Net deferred tax assets (liabilities)	$9,852	$(810)

The Company had approximately $8.0 million and $6.6 million of state deferred tax assets primarily related to state net operating loss carryforwards as of December 27, 2020 and December 29, 2019, respectively.  Our ability to utilize these state deferred tax assets is dependent on our ability to generate earnings in future years in the respective state jurisdictions.  The Company provided a full valuation allowance of $8.0 million and $6.6 million for these state deferred tax assets as we believe realization based on the more-likely-than-not criteria has not been met as of December 27, 2020 and December 29, 2019, respectively.

The Company had approximately $6.3 million and $6.2 million of foreign net operating loss and capital loss carryovers as of December 27, 2020 and December 29, 2019, respectively.  The Company had approximately $0.6 million and $0.5 million of valuation allowances primarily related to the foreign capital losses as of December 27, 2020 and December 29, 2019, respectively. A substantial majority of our foreign net operating losses do not have an expiration date.

In addition, the Company had approximately $14.4 million and $10.0 million in foreign tax credit carryforwards as of December 27, 2020 and December 29, 2019, respectively, that expire ten years from inception in years 2025 through 2029.  Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years.  The Company provided a full valuation allowance of $14.4 million and $10.0 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 27, 2020 and December 29, 2019, respectively.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2020		2019		2018
	Income Tax	Income	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	(Benefit)	Tax Rate	Expense	Tax Rate

Tax at U.S. federal statutory rate	$15,826	21.0%	$1,060	21.0%	$1,406	21.0%
State and local income taxes	1,149	1.5%	79	1.6%	150	2.2%
Foreign income taxes	6,463	8.6%	5,058	100.2%	4,879	72.9%
Income of consolidated partnerships
attributable to noncontrolling interests	(603)	(0.8)%	(177)	(3.5)%	(371)	(5.6)%
Non-qualified deferred compensation plan
(income) loss	(898)	(1.2)%	(1,260)	(25.0)%	483	7.2%
Excess tax (benefits) expense on equity awards	(2,029)	(2.7)%	(212)	(4.2)%	447	6.7%
Preferred stock option mark-to-market adjustment	—	—%	1,338	26.5%	—	—%
Tax credits	(6,002)	(8.0)%	(6,128)	(121.4)%	(6,945)	(103.7)%
Disposition of China	—	—%	—	—%	4,118	61.5%
Other	842	1.1%	(369)	(7.3)%	(1,543)	(23.0)%
Total	$14,748	19.6%	$(611)	(12.1)%	$2,624	39.2%

Cash for income taxes paid (received) were $19.3 million in 2020, ($6.2) million in 2019 and $14.0 million in 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $140,000 during the next 12 months.

The Company had $1.0 million of unrecognized tax benefits at December 27, 2020 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded as an other long-term liability (in thousands):

Balance at December 30, 2018	$2,023
Additions for tax positions of prior years	179
Reductions for tax positions of prior years	(623)
Reductions for lapse of statute of limitations	—
Balance at December 29, 2019	1,579
Additions for tax positions of prior years	60
Reductions for tax positions of prior years	(426)
Reductions for lapse of statute of limitations	(183)
Balance at December 27, 2020	$1,030

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company’s 2020 and 2019 income tax expense (benefit) includes interest benefit of ($18,000) and ($11,000), respectively. The Company has accrued approximately $136,000 and $154,000 for the payment of interest and penalties as of December 27, 2020 and December 29, 2019, respectively.

19. Related Party Transactions

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

On July 27, 2020, the Company and PJMF entered into Amendment No. 1 (the “Amendment”) to the Endorsement Agreement with ABG-Shaq. Pursuant to the Amendment, the Company and PJMF developed a co-branded extra-large pizza product using the Personality Rights.  ABG-Shaq did not receive any additional royalty fees from the Company beyond the cash payment already contemplated under his Endorsement Agreement under the Amendment.  In addition, the Company donated one U.S. dollar for each unit of the pizza sold in the United States and one Canadian dollar for each unit sold in Canada to The Papa John’s Foundation for Building Community.

20. Litigation, Commitments and Contingencies

Litigation

The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, “Contingencies” the Company has made accruals with respect to these matters where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust them to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and is vigorously defending this action.  The Company has not recorded any liability related to this lawsuit as of December 27, 2020 as it does not believe a loss is probable or reasonably estimable.

Danker v. Papa John’s International, Inc. et al.  On August 30, 2018, a class action lawsuit was filed in the United States District Court, Southern District of New York on behalf of a class of investors who purchased or acquired stock in Papa John's through a period up to and including July 19, 2018. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The District Court appointed the Oklahoma Law Enforcement Retirement System to lead the case.  An amended complaint was filed on February 13, 2019, which the Company moved to dismiss. On March 16, 2020, the Court granted the Company’s motion to dismiss, on the ground that the complaint failed to state any viable cause of action. The Plaintiffs subsequently filed a second amended complaint on April 30, 2020, which the Company moved to dismiss.  The Company believes that it has valid and meritorious defenses to the second amended complaint and intends to vigorously defend against the case.  The Company has not recorded any liability related to this lawsuit as of December 27, 2020 as it does not believe a loss is probable or reasonably estimable. Subsequent to December 27, 2020, on February 3, 2021, the Company’s motion to dismiss the case was granted with prejudice.

21. Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2018 Omnibus Incentive Plan. There are approximately 4.7 million shares of common stock authorized for issuance and remaining available under the 2018 Omnibus Incentive Plan as of December 27, 2020, which includes 5.9 million shares transferred from the Papa John’s International 2011 Omnibus Incentive Plan.  Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options outstanding as of December 27, 2020 generally expire ten years from the date of grant and generally vest over a three-year period.

We recorded stock-based employee compensation expense of $16.3 million in 2020, $15.3 million in 2019 and $9.9 million in 2018.  At December 27, 2020, there was $16.0 million of unrecognized compensation cost related to nonvested awards, of which the Company expects to recognize $10.1 million in 2021, $4.7 million in 2022 and $1.2 million in 2023.

Stock Options

Options exercised, which were issued from authorized shares, included 541,000 shares in 2020, 448,000 shares in 2019 and 75,000 shares in 2018.  The total intrinsic value of the options exercised during 2020, 2019 and 2018 was $13.8 million, $10.6 million and $1.5 million, respectively.

Information pertaining to option activity during 2020 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 29, 2019	1,205	$55.67
Exercised	(541)	56.73
Cancelled	(100)	54.70
Outstanding at December 27, 2020	564	$54.82	6.58	$18,453
Exercisable at December 27, 2020	337	$59.31	5.68	$9,512

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2019 and 2018 (none in 2020):

	2019	2018

Assumptions (weighted average):
Risk-free interest rate	2.5%	2.7%
Expected dividend yield	2.1%	1.5%
Expected volatility	31.2%	27.6%
Expected term (in years)	5.7	5.6

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

The weighted average grant-date fair values of options granted during 2019 and 2018 was $11.69 and $15.27, respectively. The Company granted options to purchase 353,000 and 456,000 shares in 2019 and 2018, respectively.  There were no options granted in 2020.

Restricted Stock

We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (207,000 in 2020, 212,000 in 2019 and 260,000 in 2018). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $366,000 ($0.90 per share) in 2020, $310,000 ($0.90 per share) in 2019 and $185,000 ($0.90 per share) in 2018 to holders of time-based restricted stock.

We granted 15,000 and 113,000 restricted stock units that are time-based and vest over a period of one to three years in 2020 and 2019, respectively.  Upon vesting, the units are issued from treasury stock.  Total dividends declared for these awards were insignificant to the results of our operations.

Additionally, we granted stock settled performance-based restricted stock units to executive management (92,000 units in 2020, 89,000 units in 2019, and 70,000 units in 2018).

The 2020 and 2019 performance-based restricted stock units require the achievement of certain performance and market factors, which consist of the Company’s Total Shareholder Return (“TSR”) relative to a predetermined peer group.  The grant-date fair value of the performance-based restricted stock units was determined through the use of a Monte Carlo simulation model.

The following is a summary of the significant assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2020 and 2019:

	2020	2019

Assumptions:
Risk-free interest rate	0.9%	2.5%
Expected volatility	36.3%	33.9%

The risk-free interest rate for the periods within the contractual life of the performance-based restricted stock unit is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the performance-based restricted stock unit.

The performance-based restricted stock units granted in 2020 vest over three years (cliff vest), expire ten years after grant, and are expensed over the performance period.  The weighted average grant-date fair value of performance-based restricted stock units granted during 2020 and 2019 was $59.52 and $44.95, respectively.

In 2018, the Company granted performance-based restricted stock awards under a three-year cliff vest, and the vesting of the awards is dependent upon the Company’s achievement of a compounded annual growth rate of earnings per share and the achievement of certain sales and unit growth metrics. Upon vesting, the shares are issued from authorized shares.

The fair value of time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2020 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 29, 2019	616	$50.90
Granted	314	61.31
Forfeited	(64)	52.44
Vested	(199)	54.63
Total as of December 27, 2020	667	$54.33

22. Employee Benefit Plans

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in Other assets ($37.6 million and $33.2 million at December 27, 2020 and December 29, 2019, respectively) and the associated liabilities ($35.8 million and $33.2 million at December 27, 2020 and December 29, 2019, respectively) are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

At our discretion, we contributed a matching payment of 2.1% in 2020, 2.1% in 2019 and 1.5% in 2018, up to a maximum of 6% of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $1.8 million in 2020, $1.5 million in 2019 and $1.1 million in 2018.

23. Segment Information

We have four reportable segments: domestic Company-owned restaurants, North America commissaries, North America franchising and international operations. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, which are flatbread-style sandwiches, and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international segment principally consists of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all others,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

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

During the fourth quarter of 2020, we updated our segment profit measure to operating income from income before income taxes.  This change in the segment profit measure eliminated interest expense, the majority of which impacted unallocated corporate expenses.  Prior period amounts have been recast to reflect this change.

Our segment information is as follows:

(In thousands)	2020	2019	2018
Revenues:		(Note)	(Note)
Domestic Company-owned restaurants	$700,757	$652,053	$692,380
North America franchising	96,732	71,828	79,293
North America commissaries	680,793	612,652	609,866
International	150,939	126,077	131,268
All others	184,013	156,638	150,064
Total revenues	$1,813,234	$1,619,248	$1,662,871

Intersegment revenues:
North America franchising	$3,229	$2,782	$2,965
North America commissaries	192,332	187,073	201,325
International	-	191	283
All others	83,635	88,286	72,066
Total intersegment revenues	$279,196	$278,332	$276,639

Depreciation and amortization:
Domestic Company-owned restaurants	$11,905	$12,883	$15,411
North America commissaries	9,660	8,131	7,397
International	1,975	1,722	1,696
All others	10,254	10,738	8,513
Unallocated corporate expenses	15,911	13,807	13,386
Total depreciation and amortization	$49,705	$47,281	$46,403

Operating income:
Domestic Company-owned restaurants (1)	$37,049	$33,957	$18,988
North America franchising	89,801	64,362	70,732
North America commissaries	33,185	30,690	27,961
International (2)	24,034	18,738	14,203
All others	7,043	(1,966)	(5,716)
Unallocated corporate expenses (3)	(100,069)	(120,280)	(93,610)
Elimination of intersegment (profits)	(790)	(966)	(1,005)
Total operating income	$90,253	$24,535	$31,553

(Note) During the fourth quarter of 2020, we updated our segment profit measure to operating income. Amounts in 2019 and 2018 have been recast to reflect this change.

(1)	Includes $4.7 million and $1.6 million of refranchising gains (losses) in 2019 and 2018, respectively. See Note 11 for additional information.
(2)	Includes a $1.9 million net loss associated with refranchising in 2018. See Note 11 for additional information.
(3)	Includes Special charges of $14.2 million and $25.3 million for the years ended December 29, 2019 and December 30, 2018, respectively.

(In thousands)	2020	2019	2018

Property and equipment, net:
Domestic Company-owned restaurants	$228,077	$221,420	$236,526
North America commissaries	145,282	142,946	140,309
International	13,604	16,031	17,218
All others	91,724	84,167	71,880
Unallocated corporate assets	213,828	211,842	199,239
Accumulated depreciation and amortization	(491,620)	(464,665)	(438,278)
Property and equipment, net	$200,895	$211,741	$226,894

Expenditures for property and equipment:
Domestic Company-owned restaurants	$12,848	$8,811	$13,568
North America commissaries	4,447	3,773	3,994
International	1,065	1,143	986
All others	11,700	11,541	13,438
Unallocated corporate	5,592	12,443	10,042
Total expenditures for property and equipment	$35,652	$37,711	$42,028

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Year Ended December 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$700,757	$-	$-	$-	$-	$700,757
Franchise royalties and fees	-	99,961	-	39,920	-	139,881
Commissary sales	-	-	873,125	84,043	-	957,168
Other revenues	-	-	-	26,976	267,648	294,624
Eliminations	-	(3,229)	(192,332)	-	(83,635)	(279,196)
Total segment revenues	$700,757	$96,732	$680,793	$150,939	$184,013	$1,813,234
International other revenues (1)	-	-	-	(26,976)	26,976	-
Total revenues	$700,757	$96,732	$680,793	$123,963	$210,989	$1,813,234

	Reportable Segments
	Year Ended December 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$652,053	$-	$-	$-	$-	$652,053
Franchise royalties and fees	-	74,610	-	38,745	-	113,355
Commissary sales	-	-	799,725	64,179	-	863,904
Other revenues	-	-	-	23,344	244,924	268,268
Eliminations	-	(2,782)	(187,073)	(191)	(88,286)	(278,332)
Total segment revenues	$652,053	$71,828	$612,652	$126,077	$156,638	$1,619,248
International other revenues (1)	-	-	-	(23,344)	23,344	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$652,053	$71,828	$612,652	$102,924	$179,791	$1,619,248

	Reportable Segments
	Year Ended December 30, 2018
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$692,380	$-	$-	$6,237	$-	$698,617
Franchise royalties and fees	-	82,258	-	35,988	-	118,246
Commissary sales	-	-	811,191	68,124	-	879,315
Other revenues	-	-	-	21,202	222,130	243,332
Eliminations	-	(2,965)	(201,325)	(283)	(72,066)	(276,639)
Total segment revenues	$692,380	$79,293	$609,866	$131,268	$150,064	$1,662,871
International other revenues (1)	-	-	-	(21,202)	21,202	-
International eliminations (1)	-	-	-	283	(283)	-
Total revenues	$692,380	$79,293	$609,866	$110,349	$170,983	$1,662,871

(1)	Other revenues as reported in the Consolidated Statements of Operations include $27.0 million, $23.2 million and $20.9 million of revenue for the years ended December 27, 2020, December 29, 2019, and December 30, 2018 respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Consolidated Statements of Operations.

24. Quarterly Data - Unaudited, in Thousands, except Per Share Data

Our quarterly select financial data is as follows:

	Quarter
2020	1st	2nd	3rd	4th

Total revenues	$409,859	$460,623	$472,941	$469,811
Operating income (a)	15,472	30,534	24,549	19,698
Net income attributable to the Company (a)	8,443	20,614	15,708	13,167
Basic earnings per common share (a)	0.15	0.49	0.35	0.29
Diluted earnings per common share (a)	0.15	0.48	0.35	0.28
Dividends declared per common share	0.225	0.225	0.225	0.225

	Quarter
2019	1st	2nd	3rd	4th

Total revenues	$398,405	$399,623	$403,706	$417,514
Operating income (loss) (b)	5,509	14,231	4,927	(132)
Net (loss) income attributable to the Company (b)	(1,731)	8,354	385	(2,142)
Basic (loss) earnings per common share (b)	(0.12)	0.15	(0.10)	(0.18)
Diluted (loss) earnings per common share (b)	(0.12)	0.15	(0.10)	(0.18)
Dividends declared per common share	0.225	0.225	0.225	0.225

(a)	The year ended December 27, 2020 was impacted by the following:

i.     The fourth quarter of 2020 includes costs of $6.0 million, after tax loss of $4.0 million and basic and diluted loss per common share of $0.12 from strategic corporate reorganization costs.

(b)	The year ended December 29, 2019 was impacted by the following:

i.     The first, second, and third quarters of 2019 include costs of $11.0 million, $400,000 and $2.8 million, respectively; after tax losses of $9.8 million, $0.4 million, and $2.2 million, respectively; and basic and diluted loss per common share of $0.31, $0.01, and $0.07, respectively, from Special charges.

ii.    The third and fourth quarters of 2019 include gains of $1.7 million and $2.9 million, respectively; after tax gains of $1.3 million and $2.2 million, respectively; and basic and diluted earnings per common share of $0.04 and $0.07, respectively, related to the Company’s refranchising of Company-owned restaurants.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited the 2020 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Papa John’s International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included above under the caption “Information about our Executive Officers” at the end of Part I of this Report. Other information regarding directors, executive officers and corporate governance appearing under the captions “Corporate Governance,” “Item 1, Election of Directors,” “Delinquent Section 16(a) Reports” and “Executive Compensation / Compensation Discussion and Analysis” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 27, 2020 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	563,938	$54.82	4,738,169
Equity compensation plans not approved by security holders *	143,024
Total	706,962	$54.82	4,738,169
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)Financial Statements:

The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

●	Reports of Independent Registered Public Accounting Firms
●	Consolidated Statements of Operations for the years ended December 27, 2020, December 29, 2019 and December 30, 2018
●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 27, 2020, December 29, 2019 and December 30, 2018
●	Consolidated Balance Sheets as of December 27, 2020 and December 29, 2019
●	Consolidated Statements of Stockholders’ Deficit for the years ended December 27, 2020, December 29, 2019 and December 30, 2018
●	Consolidated Statements of Cash Flows for the years ended December 27, 2020, December 29, 2019 and December 30, 2018
●	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Charged to
	Balance at	(recovered from)			Balance at
	Beginning of	Costs and	Additions /		End of
Classification	Year	Expenses	(Deductions)		Year
(in thousands)

Fiscal year ended December 27, 2020

Deducted from asset accounts:
Valuation allowance on deferred tax assets	$17,303	$1,313	$4,356		$22,972

Fiscal year ended December 29, 2019

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$4,205	$3,216	$(80)	(1)	$7,341
Reserve for franchisee notes receivable	3,369	(77)	280	(1)	3,572
Valuation allowance on deferred tax assets	8,183	6,301	2,819		17,303
	$15,757	$9,440	$3,019		$28,216

Fiscal year ended December 30, 2018

Deducted from asset accounts:
Reserve for uncollectible accounts receivable	$2,271	$7,242	$(5,308)	(1)	$4,205
Reserve for franchisee notes receivable	1,047	(393)	2,715	(1)	3,369
Valuation allowance on deferred tax assets	7,415	(1,754)	2,522		8,183
	$10,733	$5,095	$(71)		$15,757
(1)	Uncollectible accounts written off and reclassifications between accounts and notes receivable reserves.

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

4.7

Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Exhibit 4.7 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 is incorporated herein by reference.

10.1	Form of Papa John’s International, Inc. Director Indemnification Agreement. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

10.2	Form of Papa John’s International, Inc. Officer Indemnification Agreement. Exhibit 10.2 to our report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.3

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

10.7*

Employment Agreement between Papa John’s International, Inc. and Robert Lynch effective August 26, 2019.  Exhibit 10.1 to our report on Form 8-K as filed on August 28, 2019 is incorporate herein by reference.

10.8*

Endorsement Agreement, executed June 11, 2019 and effective March 15, 2019, by among, on the one hand, ABG-Shaq, LLC for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on June 17, 2019 is incorporated herein by reference.

10.9

Amendment No. 1 to the March 15, 2019 Endorsement Agreement for personal services of Shaquille O’Neal by and among ABG-Shaq, LLC, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc., effective July 27, 2020.  Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2020 is incorporated herein by reference.

10.10

Credit Agreement, dated August 30, 2017, by and among Papa John’s International Inc., as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Conformed copy through amendment no. 2).  Exhibit 10.4 to our report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference.

10.11

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

Exhibit
Number	Description of Exhibit

10.12

Amendment No. 4 to Credit Agreement, dated February 1, 2019, by and among Papa John’s International, Inc. as borrower, the Guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders.  Exhibit 10.19 to our report on Form 10-K for the fiscal year ended December 30, 2018 is incorporated herein by reference.

10.13**

Joinder Agreement, dated December 17, 2020, between Papa John’s USA-Georgia, Inc., Papa John’s Franchising, LLC and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of August 30, 2017, among Papa John’s International, Inc., the other Loan Parties party thereto, the lenders party thereto and the Administrative Agent.

10.14*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 30, 2012 is incorporated herein by reference.

10.15*	Papa John’s International, Inc. 2018 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 8, 2018 is incorporated herein by reference.

10.16*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.17*	Papa John’s International, Inc. Amended and Restated Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K filed on November 4, 2020 is incorporated herein by reference.

10.18*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended March 25, 2012 is incorporated herein by reference.

10.19*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.20*	Amendment No. 2 to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 8-K as filed on December 7, 2020 is incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

23.2**	Consent of KPMG LLP.

31.1**	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2**	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 27, 2020, filed on February 25, 2021 formatted in inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 25, 2021		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Robert M. Lynch
Robert M. Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey C. Smith	Chairman	February 25, 2021
Jeffrey C. Smith

/s/ Robert M. Lynch	President and Chief Executive Officer	February 25, 2021
Robert M. Lynch	(Principal Executive Officer and Director)

/s/ Ann B. Gugino	Chief Financial Officer	February 25, 2021
Ann B. Gugino	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christopher L. Coleman	Director	February 25, 2021
Christopher L. Coleman

/s/ Michael R. Dubin	Director	February 25, 2021
Michael R. Dubin

/s/ Olivia F. Kirtley	Director	February 25, 2021
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 25, 2021
Laurette T. Koellner

/s/ Jocelyn C. Mangan	Director	February 25, 2021
Jocelyn C. Mangan

/s/ Sonya E. Medina	Director	February 25, 2021
Sonya E. Medina

/s/ Shaquille R. O’Neal	Director	February 25, 2021
Shaquille R. O’Neal

/s/ Anthony M. Sanfilippo	Director	February 25, 2021
Anthony M. Sanfilippo