Form 10-Q
period 2021-03-28
PAPA JOHNS INTERNATIONAL INC
filed 2021-05-06
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2021

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

At April 30, 2021, there were outstanding 33,074,641 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 28,	December 27,
(In thousands, except per share amounts)	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,272	$130,204
Accounts receivable, net	76,008	90,135
Notes receivable, current portion	10,687	11,318
Income tax receivable	707	1,273
Inventories	27,552	30,265
Prepaid expenses and other current assets	45,355	43,212
Total current assets	331,581	306,407
Property and equipment, net	195,083	200,895
Finance lease right-of-use assets, net	22,710	16,840
Operating lease right-of-use assets	166,976	148,110
Notes receivable, less current portion, net	35,966	36,538
Goodwill	81,019	80,791
Deferred income taxes	6,890	10,800
Other assets	78,060	72,389
Total assets	$918,285	$872,770

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$32,020	$37,370
Income and other taxes payable	25,308	10,263
Accrued expenses and other current liabilities	165,767	174,563
Current deferred revenue	19,807	19,590
Current finance lease liabilities	4,499	3,545
Current operating lease liabilities	24,322	23,538
Current portion of long-term debt	20,000	20,000
Total current liabilities	291,723	288,869
Deferred revenue	13,391	13,664
Long-term finance lease liabilities	18,533	13,531
Long-term operating lease liabilities	143,269	124,666
Long-term debt, less current portion, net	328,538	328,292
Deferred income taxes	267	948
Other long-term liabilities	104,601	111,364
Total liabilities	900,322	881,334

Series B Convertible Preferred Stock; $0.01 par value; 260.0 shares authorized, 252.5 shares issued and outstanding at March 28, 2021 and December 27, 2020	251,938	251,901
Redeemable noncontrolling interests	6,125	6,474

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 45,341 at March 28, 2021 and 45,288 at December 27, 2020)	453	453
Additional paid-in capital	251,285	254,103
Accumulated other comprehensive loss	(11,971)	(14,168)
Retained earnings	242,119	219,158
Treasury stock (12,660 shares at March 28, 2021 and 12,743 shares at December 27, 2020, at cost)	(737,268)	(741,724)
Total stockholders’ deficit	(255,382)	(282,178)
Noncontrolling interests in subsidiaries	15,282	15,239
Total Stockholders’ deficit	(240,100)	(266,939)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$918,285	$872,770

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In thousands, except per share amounts)	2021	2020

Revenues:
Domestic Company-owned restaurant sales	$197,234	$161,440
North America franchise royalties and fees	32,715	19,440
North America commissary revenues	184,878	155,422
International revenues	34,607	26,059
Other revenues	62,312	47,498
Total revenues	511,746	409,859
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	155,888	129,111
North America commissary expenses	170,684	144,272
International expenses	19,618	15,101
Other expenses	55,807	45,957
General and administrative expenses	50,011	47,651
Depreciation and amortization	12,876	12,295
Total costs and expenses	464,884	394,387
Operating income	46,862	15,472
Net interest expense	(3,647)	(3,967)
Income before income taxes	43,215	11,505
Income tax expense	7,932	2,512
Net income before attribution to noncontrolling interests	35,283	8,993
Net income attributable to noncontrolling interests	(1,400)	(550)
Net income attributable to the Company	$33,883	$8,443

Calculation of net income for earnings per share:
Net income attributable to the Company	$33,883	$8,443
Dividends paid to participating securities and accretion	(3,527)	(3,471)
Net income attributable to participating securities	(3,243)	—
Net income attributable to common shareholders	$27,113	$4,972

Basic earnings per common share	$0.83	$0.15
Diluted earnings per common share	$0.82	$0.15

Basic weighted average common shares outstanding	32,756	32,093
Diluted weighted average common shares outstanding	33,090	32,320

Dividends declared per common share	$0.225	$0.225

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In thousands)	2021	2020

Net income before attribution to noncontrolling interests	$35,283	$8,993
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,059	(2,825)
Interest rate swaps (1)	1,795	(10,919)
Other comprehensive income (loss), before tax	2,854	(13,744)
Income tax effect:
Foreign currency translation adjustments	(244)	650
Interest rate swaps (2)	(413)	2,511
Income tax effect	(657)	3,161
Other comprehensive income (loss), net of tax	2,197	(10,583)
Comprehensive income (loss) before attribution to noncontrolling interests	37,480	(1,590)
Less: comprehensive (income), redeemable noncontrolling interests	(787)	(176)
Less: comprehensive (income), nonredeemable noncontrolling interests	(613)	(374)
Comprehensive income (loss) attributable to the Company	$36,080	$(2,140)

(1)Amounts reclassified out of accumulated other comprehensive loss into net interest expense included ($1,709) and ($330) for the three months ended March 28, 2021 and March 29, 2020, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $385 and $80 for the three months ended March 28, 2021 and March 29, 2020, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended March 28, 2021	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	33,883	—	613	34,496
Other comprehensive income, net of tax	—	—	—	2,197	—	—	—	2,197
Cash dividends on common stock	—	—	31	—	(7,435)	—	—	(7,404)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	41	—	2,298	—	—	—	—	2,298
Acquisition of Company common stock	(15)	—	—	—	—	(1,267)	—	(1,267)
Stock-based compensation expense	—	—	4,113	—	—	—	—	4,113
Issuance of restricted stock	104	—	(5,371)	—	—	5,371	—	—
Tax effect of restricted stock awards	—	—	(3,834)	—	—	—	—	(3,834)
Distributions to noncontrolling interests	—	—	—	—	—	—	(570)	(570)
Other	6	—	(55)	—	(75)	352	—	222
Balance at March 28, 2021	32,681	$453	$251,285	$(11,971)	$242,119	$(737,268)	$15,282	$(240,100)

(1)	Net income to the Company for the three months ended March 28, 2021 excludes $787 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At March 28, 2021, the accumulated other comprehensive loss of $11,971 was comprised of net unrealized foreign currency translation loss of $2,977 and net unrealized loss on the interest rate swap agreements of $8,994.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended March 29, 2020	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (1)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted balance at December 30, 2019	31,894	$447	$219,047	$(10,185)	$204,631	$(747,327)	$15,665	$(317,722)
Net income (2)	—	—	—	—	8,443	—	374	8,817
Other comprehensive loss, net of tax	—	—	—	(10,583)	—	—	—	(10,583)
Cash dividends on common stock	—	—	55	—	(7,292)	—	—	(7,237)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	27	1	1,240	—	—	—	—	1,241
Stock-based compensation expense	—	—	3,950	—	—	—	—	3,950
Issuance of restricted stock	47	—	(2,707)	—	—	2,707	—	—
Tax effect of restricted stock awards	—	—	(1,383)	—	—	—	—	(1,383)
Distributions to noncontrolling interests	—	—	—	—	—	—	(30)	(30)
Other	3	—	(15)	—	(83)	157	—	59
Balance at March 29, 2020	31,971	$448	$220,187	$(20,768)	$202,287	$(744,463)	$16,009	$(326,300)

(1)	As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
(2)	Net income to the Company at March 29, 2020 excludes $176 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At March 29, 2020, the accumulated other comprehensive loss of $20,768 was comprised of net unrealized foreign currency translation loss of $7,774 and net unrealized loss on the interest rate swap agreements of $12,994.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In thousands)	2021	2020

Operating activities
Net income before attribution to noncontrolling interests	$35,283	$8,993
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for allowance for credit losses on accounts and notes receivable	(1,098)	768
Depreciation and amortization	12,876	12,295
Deferred income taxes	2,586	1,185
Stock-based compensation expense	4,113	3,950
Other	325	234
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,349	(1,839)
Income tax receivable	566	932
Inventories	2,721	(2,281)
Prepaid expenses and other current assets	711	5,586
Other assets and liabilities	(7,901)	2,670
Accounts payable	(5,350)	4,604
Income and other taxes payable	15,045	568
Accrued expenses and other current liabilities	(9,736)	(1,903)
Deferred revenue	(273)	(2,028)
Net cash provided by operating activities	63,217	33,734
Investing activities
Purchases of property and equipment	(7,076)	(5,933)
Notes issued	(3,417)	(7,413)
Repayments of notes issued	4,864	3,790
Acquisitions, net of cash acquired	(699)	—
Other	29	1
Net cash used in investing activities	(6,299)	(9,555)
Financing activities
Repayments of term loan	(5,000)	(5,000)
Net proceeds of revolving credit facilities	5,000	640
Proceeds from exercise of stock options	2,298	1,241
Dividends paid to common stockholders	(7,404)	(7,237)
Dividends paid to preferred stockholders	(3,412)	(3,412)
Tax payments for equity award issuances	(3,834)	(1,383)
Acquisition of Company common stock	(1,267)	—
Distributions to noncontrolling interests	(1,705)	(30)
Other	(756)	(350)
Net cash used in financing activities	(16,080)	(15,531)
Effect of exchange rate changes on cash and cash equivalents	230	(183)
Change in cash and cash equivalents	41,068	8,465
Cash and cash equivalents at beginning of period	130,204	27,911
Cash and cash equivalents at end of period	$171,272	$36,376

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 28, 2021

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 27, 2020.

2.	Significant Accounting Policies

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

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 188 and 192 restaurants at March 28, 2021 and March 29, 2020, respectively.

Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Operations of net income attributable to noncontrolling interests.

Net income attributable to these joint ventures for the three months ended March 28, 2021 and March 29, 2020 was as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2021	2020

Papa John’s International, Inc.	$2,349	$1,131
Noncontrolling interests	1,400	550
Total net income	$3,749	$1,681

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 28, 2021 and December 27, 2020 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
March 28, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$38,721	$38,721	$—	$—

Financial liabilities:
Interest rate swaps (b)	11,615	—	11,615	—

December 27, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$37,578	$37,578	$—	$—

Financial liabilities:
Interest rate swaps (b)	13,452	—	13,452	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

Allowance for Credit Losses

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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(in thousands)	Accounts Receivable	Notes Receivable
Balance at December 27, 2020	$3,622	$3,211
Current period credit for expected credit losses	(307)	(531)
Write-offs charged against the allowance	(978)	(843)
Recoveries collected	—	(260)
Balance at March 28, 2021	$2,337	$1,577

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At March 28, 2021, we leased and subleased approximately 390 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.  We recognized total sublease income of $2.8 million and $2.5 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 80 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of March 28, 2021, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $13.6 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(in thousands)	March 28, 2021	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$278	$151
Financing cash flows from finance leases	1,059	466
Operating cash flows from operating leases (a)	9,483	9,480
Right-of-use assets obtained in exchange for new finance lease liabilities	7,014	19
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	28,428	7,451
Cash received from sublease income	2,987	2,494

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b) Includes right-of-use assets of approximately $14.5 million associated with the lease commencement of our Atlanta, Georgia corporate office.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 28,	December 27,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$23,922	$9,394
Accounts receivable, net	13,003	23,711
Income tax receivable	192	192
Prepaid expenses and other current assets	1,261	1,914
Total current assets	38,378	35,211
Deferred income taxes	553	588
Total assets	$38,931	$35,799

Liabilities
Current liabilities:
Accounts payable	$260	$5,429
Income and other taxes payable	2	2
Accrued expenses and other current liabilities	37,445	32,578
Current deferred revenue	3,272	3,938
Total current liabilities	40,979	41,947
Deferred revenue	2,002	2,419
Total liabilities	$42,981	$44,366

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets.  During the three months ended March 28, 2021 and March 29, 2020, the Company recognized $9.1 million and $8.0 million in revenue, respectively, related to deferred revenue.

The contract liability balances are (in thousands):

	Contract Liabilities
	March 28, 2021	December 27, 2020	Change
Franchise fees and unredeemed gift card liabilities	$18,971	$19,890	$(919)
Customer loyalty program obligations	14,227	13,364	863
Total contract liabilities	$33,198	$33,254	$(56)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of March 28, 2021 and December 27, 2020, the contract assets were approximately $5.0 million and $5.1 million, respectively.  For the three months ended March 28, 2021 and March 29, 2020, revenue was reduced approximately $0.8 million and $0.9 million for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,308	$2,105	$1,832	$1,613	$1,368	$2,882	$12,108

Approximately $1.6 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.3 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Common Stock and Series B Convertible Preferred Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock, 100.0 million shares of common stock, and 260,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Company’s outstanding shares of common stock were 32.7 million shares at March 28, 2021 and 32.5 million shares at December 27, 2020.

There were 252,530 shares of Series B Preferred Stock outstanding at both March 28, 2021 and December 27, 2020. The Series B Preferred Stock is classified as temporary equity on the Condensed Consolidated Balance Sheets as of March 28, 2021 and December 27, 2020.

Dividends

The Company recorded dividends of approximately $10.8 million in the first quarter of 2021 consisting of the following:

●	$7.4 million paid to common stockholders ($0.225 per share);
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.225 per share); and
●	$2.3 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On April 27, 2021, our Board of Directors declared a second quarter dividend of $0.225 per common share (of which approximately $7.5 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The common share dividend will be paid on May 21, 2021 to stockholders of record as of the close of business on May 11, 2021.  The second quarter preferred dividend was also declared on April 27, 2021 and $2.3 million will be paid to holders of Series B Preferred Stock on July 1, 2021.

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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended
	March 28,	March 29,
	2021	2020

Basic earnings per common share
Net income attributable to the Company	$33,883	$8,443
Dividends paid to participating securities and accretion	(3,527)	(3,471)
Net income attributable to participating securities	(3,243)	—
Net income attributable to common shareholders	$27,113	$4,972

Basic weighted average common shares outstanding	32,756	32,093
Basic earnings per common share	$0.83	$0.15

Diluted earnings per common share
Net income attributable to common shareholders	$27,113	$4,972

Weighted average common shares outstanding	32,756	32,093
Dilutive effect of outstanding equity awards (a)	334	227
Diluted weighted average common shares outstanding (b)	33,090	32,320
Diluted earnings per common share	$0.82	$0.15
(a)	Excludes 18 and 382 equity awards for the three months ended March 28, 2021 and March 29, 2020 respectively, as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding as of March 28, 2021 and March 29, 2020. For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive for both periods presented and as such was excluded.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	March 28,	December 27,
	2021	2020
Outstanding debt	$350,000	$350,000
Unamortized debt issuance costs	(1,462)	(1,708)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, net	$328,538	$328,292

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $15.0 million was outstanding as of March 28, 2021, and a secured term loan facility with an outstanding balance of $335.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 4.25 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.50 to 1.0. We were in compliance with these financial covenants at March 28, 2021.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.  The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owed under the PJI Facilities.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 28, 2021 was approximately $339.2 million.

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

As of March 28, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	March 28,	December 27,
Balance Sheet Location	2021	2020
Other current and long-term liabilities	$11,615	$13,452

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations
Interest rate swaps for the three months ended:
March 28, 2021	$1,382	Interest expense	$(1,709)	$(3,647)
March 29, 2020	$(8,408)	Interest expense	$(330)	$(3,967)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.6% and 3.8% for the three months ended March 28, 2021 and March 29, 2020, respectively.  Interest paid, including payments made or received under the swaps, was $3.4 million and $4.1 million for the three months ended March 28, 2021 and March 29, 2020, respectively.  As of March 28, 2021, the portion of the aggregate $11.6 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $7.1 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2021.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rate on the PJMF Revolving Facility was 3.4% for the three months ended March 29, 2020. There was no debt outstanding under the PJMF Revolving Facility as of March 28, 2021 and December 27, 2020. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of March 28, 2021 as it does not believe a loss is probable or reasonably estimable.

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

The opening of the office in Atlanta and related organizational changes are projected to be completed by the summer of 2021. All affected employees were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $15.0 to $20.0 million related to employee severance and transition, recruitment and relocation, and third party and other costs through 2021.  Of these costs, we have cumulatively incurred approximately $9.9 million through March 28, 2021 which include $6.8 million of employee severance and other employee transition costs, $2.5 million of recruiting and professional fees, $0.8 million of relocation costs, and $0.7 million of other costs, offset by ($0.9) million of stock-based compensation forfeitures on unvested awards.

We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period. All other costs, including employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred. All strategic corporate reorganization costs have been recorded in General and administrative expenses on the Condensed Consolidated Statement of Operations.

As of March 28, 2021 and December 27, 2020, the estimate of incurred but unpaid strategic corporate reorganization costs are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  The following table summarizes the activity for the three months ended March 28, 2021:

	Balance at			Balance at
	Dec. 27			Mar. 28,
	2020	Charges	Payments	2021
Employee severance and other employee transition costs	$4,615	$2,037	$(3,847)	$2,805
Recruiting and professional fees	145	860	(884)	121
Relocation costs	101	546	(133)	514
Other costs	—	440	(440)	—
Total strategic corporate reorganization liability	$4,861	$3,883	$(5,304)	$3,440

We expect to recognize additional costs associated with the corporate reorganization in the remainder of 2021 of approximately $5.0 to $10.0 million, including expenditures related to (i) employee severance and other employee transition costs of approximately $2.0 million to $3.0 million, (ii) relocation and recruiting costs of $2.0 million to $5.0 million, and (iii) third-party and other costs of $1.0 million to $2.0 million.

11.	Segment Information

We have four reportable segments: domestic Company-owned restaurants, North America franchising, North America commissaries, and international operations. The domestic Company-owned restaurant segment consists of the operations of all domestic (“domestic” is defined as contiguous United States) Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, which are flatbread-style sandwiches, and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to domestic Company-owned and franchised restaurants in the United States and Canada. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The international segment principally consists of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.

Generally, we evaluate performance and allocate resources based on operating income and intercompany eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or actual estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

Our segment information is as follows:

	Three Months Ended
	March 28,	March 29,
(In thousands)	2021	2020
Revenues:
Domestic Company-owned restaurants	$197,234	$161,440
North America franchising	32,715	19,440
North America commissaries	184,878	155,422
International	42,604	32,152
All others	54,315	41,405
Total revenues	$511,746	$409,859

Intersegment revenues:
North America franchising	$1,060	$674
North America commissaries	52,070	44,506
All others	19,148	20,955
Total intersegment revenues	$72,278	$66,135

Operating income:
Domestic Company-owned restaurants	$15,324	$8,667
North America franchising	30,443	17,326
North America commissaries	9,713	7,660
International	8,364	4,379
All others	6,118	(198)
Unallocated corporate expenses	(23,162)	(22,176)
Elimination of intersegment losses (profits)	62	(186)
Total operating income	$46,862	$15,472

Property and equipment, net:
Domestic Company-owned restaurants	$230,302
North America commissaries	145,432
International	14,169
All others	92,961
Unallocated corporate assets	214,845
Accumulated depreciation and amortization	(502,626)
Total property and equipment, net	$195,083

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended March 28, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$197,234	$-	$-	$-	$-	$197,234
Franchise royalties and fees	-	33,775	-	12,208	-	45,983
Commissary sales	-	-	236,948	22,399	-	259,347
Other revenues	-	-	-	7,997	73,463	81,460
Eliminations	-	(1,060)	(52,070)	-	(19,148)	(72,278)
Total segment revenues	$197,234	$32,715	$184,878	$42,604	$54,315	$511,746
International other revenues (1)	-	-	-	(7,997)	7,997	-
Total revenues	$197,234	$32,715	$184,878	$34,607	$62,312	$511,746

	Reportable Segments
	Three Months Ended March 29, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$161,440	$-	$-	$-	$-	$161,440
Franchise royalties and fees	-	20,114	-	9,516	-	29,630
Commissary sales	-	-	199,928	16,543	-	216,471
Other revenues	-	-	-	6,093	62,360	68,453
Eliminations	-	(674)	(44,506)	-	(20,955)	(66,135)
Total segment revenues	$161,440	$19,440	$155,422	$32,152	$41,405	$409,859
International other revenues (1)	-	-	-	(6,093)	6,093	-
Total revenues	$161,440	$19,440	$155,422	$26,059	$47,498	$409,859

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $8.0 million and $6.1 million of revenue for the three months ended March 28, 2021 and March 29, 2020, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of March 28, 2021, there were 5,468 Papa John’s restaurants (589 Company-owned and 4,879 franchised) operating in 50 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Innovation. The Company has embraced a culture of innovation, delivering multiple new product innovations and marketing successes.  Our new Epic Stuffed Crust pizza was officially launched in the first quarter of 2021 and has been one of our most successful launches to date.  Product innovation is not only an important part of our plan for 2021 to continue building sales but also represents another platform for our longer-term strategy and opportunity. Our innovation strategy has contributed to strong comparable sales growth this quarter. We plan to focus on the continued strategy execution of innovation across our platforms to drive sustainable differentiation and growth this year and beyond.

Strategic Corporate Reorganization for Long-term Growth. In the third quarter of 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta in the summer of 2021. The Atlanta office is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. Affected employees who do not relocate to Atlanta have been offered a separation package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $15.0 to $20.0 million related to employee severance and transition, recruitment and relocation and other third-party costs through 2021. Of that amount, we have incurred costs of approximately $9.9 million as of March 28, 2021 ($6.0 million in 2020 and $3.9 million in the first quarter of 2021).

Coronavirus (“COVID-19”). The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. Our delivery and carryout model has positioned us to continue to experience strong demand for our products. Increased demand partly driven by the pandemic contributed to our strong comparable sales growth during the first quarter compared to the first quarter of 2020. To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and have not experienced material disruptions. Our primary focus continues to be the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members.

We believe the pandemic has accelerated our previously announced efforts to innovate and bring new and former customers to the Papa John’s system. We believe that even after the pandemic-related restrictions are lifted we will benefit from the increase in customers we have experienced due to our menu innovation, customer loyalty programs and our offerings of high-quality pizza and other menu items.  Due to the substantial uncertainty related to the effects of the pandemic and its duration, we are unable to predict the specific impact the pandemic and related restrictions will have on our results of operations, liquidity or long-term financial condition, including whether and to what extent the increased demand for our products will continue.  For a discussion of the risks to our business presented by the COVID-19 pandemic, see the risk factors disclosed in the Company’s Annual Report on Form-10-K for the fiscal year ended December 27, 2020.

Restaurant Progression

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 27, 2020	588	2,701	3,289	2,111	5,400
Opened	-	12	12	68	80
Closed	-	(3)	(3)	(9)	(12)
Acquired	1	-	1	-	1
Sold	-	(1)	(1)	-	(1)
Ending - March 28, 2021	589	2,709	3,298	2,170	5,468

Beginning - December 29, 2019	598	2,690	3,288	2,107	5,395
Opened	1	15	16	18	34
Closed	-	(19)	(19)	(32)	(51)
Ending - March 29, 2020	599	2,686	3,285	2,093	5,378

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Three Months Ended
	March 28, 2021		March 29, 2020
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$197,234		$161,440
North America franchise royalties and fees	32,715		19,440
North America commissary revenues	184,878		155,422
International revenues	34,607		26,059
Other revenues	62,312		47,498
Total revenues	511,746		409,859
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	155,888	79.0%	129,111	80.0%	(1.0)%
North America commissary expenses	170,684	92.3%	144,272	92.8%	(0.5)%
International expenses	19,618	56.7%	15,101	57.9%	(1.2)%
Other expenses	55,807	89.6%	45,957	96.8%	(7.2)%
General and administrative expenses	50,011	9.8%	47,651	11.6%	(1.8)%
Depreciation and amortization	12,876	2.5%	12,295	3.0%	(0.5)%
Total costs and expenses	464,884	90.8%	394,387	96.2%	(5.4)%
Operating income	46,862	9.2%	15,472	3.8%	5.4%
Net interest expense	(3,647)	(0.7)%	(3,967)	(1.0)%	0.3%
Income before income taxes	$43,215	8.5%	$11,505	2.8%	5.7%

Revenues

Consolidated revenues increased $101.9 million, or 24.9%, to $511.7 million for the first quarter of 2021, compared to $409.9 million for the first quarter of 2020.

Domestic Company-owned restaurant sales increased $35.8 million, or 22.2% for the first quarter of 2021 compared to the prior year comparable period. The increase was primarily due to positive comparable sales increase of 23.3%.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. We believe this increase in comparable sales in the first quarter of 2021 is due partly to continued increased demand in the first quarter of 2021 that has been sustained during the pandemic, which is not reflected in the first quarter of 2020. This increase in comparable sales for the first quarter of 2021 was also significantly impacted by new product innovation, including the successful launch of our new Epic Stuffed Crust pizza in the first quarter of 2021.

North America franchise royalties and fees increased $13.3 million, or 68.3% for the first quarter of 2021, compared to the first quarter of 2020.  The increase was primarily due to positive comparable sales increase of 27.1%.  Additionally, the first quarter of 2021 reflects a higher effective royalty rate due to temporary royalty relief in the prior comparable period of $5.7 million which was part of our franchise assistance program that concluded in the third quarter of 2020.  North America franchise restaurant sales increased 27.2% to $711.4 million in the first quarter of 2021, compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary revenues increased $29.5 million, or 19.0% for the first quarter of 2021, primarily due to higher volumes.

International revenues increased $8.5 million, or 32.8%, for the first quarter of 2021 primarily due to higher Papa John’s United Kingdom (“PJUK”) commissary revenues, higher royalties from increased equivalent units and higher comparable sales of 23.2%.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  International franchise restaurant sales increased 28.9% to $291.0 million for the first quarter of 2021, excluding the impact of foreign currency, primarily due to increases in comparable sales and equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $14.8 million, or 31.2% for the first quarter of 2021 compared to the prior year comparable period. The increase was primarily due to higher marketing fund revenues from an increase in franchise sales and higher online revenues from increased restaurant sales.

Costs and Expenses

Total costs and expenses were approximately $464.9 million, or 90.8% of total revenues for the first quarter of 2021, compared to $394.4 million, or 96.2% for the first quarter of 2020. The decrease in total costs and expenses, as a percentage of revenues, was primarily due to the following:

Domestic Company-owned restaurant expenses were $155.9 million for the first quarter of 2021, or 79.0% of related revenues, as compared to expenses of $129.1 million, or 80.0% of related revenues.  The 1.0% decrease in expenses, as a percentage of revenues, was primarily due to lower operating costs on higher sales.

North America commissary expenses were $170.7 million for the first quarter of 2021, or 92.3% of related revenues compared to $144.3 million, or 92.8% of related revenues for the first quarter of 2020. The 0.5% decrease in expenses, as a percentage of related revenues, was primarily due to lower operating costs on higher volumes.

International expenses were $19.6 million for the first quarter of 2021, or 56.7% of related revenues, compared to expenses of $15.1 million, or 57.9% of related revenues for the first quarter of 2020. The 1.2% decrease in expenses as a percentage of revenues was primarily due to lower operating costs on higher revenues.

Other expenses were $55.8 million for the first quarter of 2021, or 89.6% of related revenues, compared to expenses of $46.0 million, or 96.8% of related revenues for the first quarter of 2020. The 7.2% decrease in expenses, as a percentage of related revenues, was primarily due to higher margins from our online and mobile ordering business from higher comparable sales.

General and administrative expenses (“G&A”) were $50.0 million, or 9.8% of revenues in the first quarter of 2021 compared to $47.7 million, or 11.6% for the first quarter of 2020. G&A consisted of the following (in thousands):

	Three Months Ended
	March 28,	March 29,
	2021	2020
Administrative expenses (a)	$46,082	$42,977
Reorganization costs (b)	3,883	-
Other general expenses (c)	46	4,674
General and administrative expenses	$50,011	$47,651

(a)	The increase in administrative expenses of $3.1 million for the three months ended March 28, 2021 compared to the prior year comparable period was primarily due higher management incentive costs.
(b)	Represents strategic reorganization costs for the three months ended March 28, 2021 associated with our new office in Atlanta, Georgia projected to open in the summer of 2021. See “Note 10” of “Notes to Condensed Consolidated Financial Statements” for additional information.
(c)	The decrease in other general expenses of $4.6 million for the three months ended March 28, 2021 compared to the prior year comparable period was primarily due to temporary franchise support of $5.0 million in 2020.

Depreciation and amortization expense was $12.9 million, or 2.5% of revenues in the first quarter of 2021, compared to $12.3 million, or 3.0% of revenues for the first quarter of 2020.

Operating Income

Operating income increased approximately $31.4 million for the three months ended March 28, 2021 compared to the prior year comparable period.  Operating income is summarized in the following table on a reporting segment basis.  Alongside the GAAP operating income data, we have included “adjusted” operating income to exclude Special items. Special items for 2021 include strategic corporate reorganization costs associated with our new office in Atlanta, Georgia projected to open in the summer of 2021. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.” We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended
	Reported	Special	Adjusted	Reported	Adjusted
	Mar. 28,	items	Mar. 28,	Mar. 29,	Increase
(In thousands)	2021	in 2021	2021	2020	(Decrease)

Domestic Company-owned restaurants	$15,324	$—	$15,324	$8,667	$6,657
North America franchising	30,443	—	30,443	17,326	13,117
North America commissaries	9,713	—	9,713	7,660	2,053
International	8,364	—	8,364	4,379	3,985
All others	6,118	—	6,118	(198)	6,316
Unallocated corporate expenses	(23,162)	3,883	(19,279)	(22,176)	2,897
Elimination of intersegment losses (profits)	62	—	62	(186)	248
Operating income	$46,862	$3,883	$50,745	$15,472	$35,273

The increase in operating income of $35.3 million, or 228.0% for the first quarter of 2021, excluding Special items, was primarily due to the following:

~~●~~	Domestic Company-owned restaurants increased $6.7 million for the first quarter of 2021 primarily due to higher comparable sales of 23.3%.
●	North America franchising increased $13.1 million for the first quarter of 2021, primarily due to higher comparable sales of 27.1% and a higher effective royalty rate following the completion of our temporary franchise support in the third quarter of 2020.
●	North America commissaries increased $2.1 million for the first quarter of 2021, primarily due to higher profits from higher volumes.
~~●~~	International increased approximately $4.0 million for the first quarter of 2021, primarily due to higher royalty revenue from comparable sales of 23.2% and increased equivalent units and higher PJUK commissary income attributable to both higher comparable sales and increased equivalent units.
●	All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $6.3 million for the first quarter of 2021 compared to the prior year comparable period, primarily due to higher revenues from our technology platform, including our mobile ordering business.
●	Unallocated corporate expenses decreased approximately $2.9 million for the first quarter of 2021 primarily due to temporary franchise support of $5.0 million in the first quarter of 2020.

Net Interest Expense

Net interest expense decreased approximately $0.3 million for the first quarter of 2021 primarily due to lower interest rates. Total debt outstanding was $350.0 million as of March 28, 2021 and December 27, 2020.

Income Before Income Taxes

For the reasons discussed above, income before income taxes increased approximately $31.7 million for the first quarter of 2021 over the first quarter of 2020.

Income Tax Expense

The effective income tax rate was 18.4% for the three months ended March 28, 2021 compared to 21.8% for the three months ended March 29, 2020.  The decrease in the effective rate was primarily due to higher excess tax benefits from stock option exercises and restricted shares vesting activity in the first quarter of 2021.

Diluted Earnings Per Common Share

Diluted earnings per common share was $0.82 for the first quarter of 2021, compared to $0.15 in the first quarter of 2020, an increase of $0.67.  Excluding Special items, adjusted diluted earnings per common share was $0.90 for the first quarter of 2021.  Diluted earnings per common share was reduced by approximately $0.10 per share in 2021 ($0.11 impact when excluding Special items) due to income attributable to participating securities, including Series B Preferred Stock, based on undistributed earnings for 2021.  See “Note 7” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Items Impacting Comparability; Non-GAAP Measures

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (the adjustment is defined as a “Special item”).  We present these non-GAAP measures because we believe the Special item in 2021 impacts the comparability of our results of operations.

	Three Months Ended
	March 28,	March 29,
(In thousands, except per share amounts)	2021	2020

GAAP operating income	$46,862	$15,472
Strategic corporate reorganization costs (1)	3,883	—
Adjusted operating income	$50,745	$15,472

GAAP net income attributable to common shareholders	$27,113	$4,972
Strategic corporate reorganization costs (1)	3,883	—
Tax effect of Non-GAAP items (2)	(874)	—
Two-class impact for Non-GAAP adjustment to net income (3)	(423)	—
Adjusted net income attributable to common shareholders	$29,699	$4,972

GAAP diluted earnings per share	$0.82	$0.15
Strategic corporate reorganization costs (1)	0.12	—
Tax effect of Non-GAAP items (2)	(0.03)	—
Two-class impact for Non-GAAP adjustment to earnings per share (3)	(0.01)	—
Adjusted diluted earnings per share	$0.90	$0.15

(1)	Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia projected to open in the summer of 2021.
(2)	The tax effect for strategic corporate reorganization costs was calculated by applying the 2021 marginal tax rate of 22.5%.
(3)	Represents an adjustment to the allocation of undistributed earnings to participating securities for the strategic corporate reorganization costs.

The 2021 non-GAAP adjusted results shown above and within this document, which exclude Special items, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information excluding Special items is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $15.0 million was outstanding as of March 28, 2021 and a secured term loan facility with an outstanding balance of $335.0 million (the “Term Loan Facility”) and together with the Revolving Facility, the “PJI Facilities”.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at March 28, 2021 was approximately $339.2 million.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities.  As of March 28, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.6% and 3.8% for the three months ended March 28, 2021 and March 29, 2020, respectively.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio as of
	Permitted Ratio	March 28, 2021
Leverage ratio	Not to exceed 4.25 to 1.0	2.0 to 1.0

Interest coverage ratio	Not less than 2.50 to 1.0	4.5 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 28, 2021.

Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender.  There was no debt outstanding under the PJMF Revolving Facility as of March 28, 2021 and December 27, 2020.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $63.2 million in the first quarter of 2021 compared to $33.7 million in the first quarter of 2020. The increase of $29.5 million was primarily due to higher net income.

Cash flow used in investing activities was $6.3 million for the first quarter of 2021 compared to $9.6 million in the first quarter of 2020, or a decrease of $3.3 million. The decrease in cash flow used in investing activities was primarily due to a net decrease in activity on notes to franchisees in 2021, partially offset by an increase in capital expenditures.

Cash flow used in financing activities was $16.1 million for the first quarter of 2021 which was relatively flat compared to $15.5 million for the first quarter of 2020.

The Company recorded dividends of approximately $10.8 million in the first quarter of 2021 consisting of the following:

●	$7.4 million paid to common stockholders ($0.225 per share);
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.225 per share); and
●	$2.3 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum).

On April 27, 2021, our Board of Directors declared a second quarter dividend of $0.225 per common share (of which approximately $7.5 million will be paid to common stockholders and $1.1 million will be paid as “pass through” dividends to holders of Series B Preferred Stock on an “as converted basis”).  The common share dividend will be paid on May 21, 2021 to stockholders of record as of the close of business on May 11, 2021.  The second quarter preferred dividend was also declared on April 27, 2021 and $2.3 million will be paid to holders of Series B Preferred Stock on July 1, 2021.

Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment and dividends paid to preferred stockholders. We view free cash flow as an important financial measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures.  See “Items Impacting Comparability; Non-GAAP Measures” for a discussion of free cash flow.  The Company’s free cash flow was as follows in the first quarter of 2021 and 2020 (in thousands):

	Three Months Ended
	March 28,	March 29,
	2021	2020

Net cash provided by operating activities	$63,217	$33,734
Purchases of property and equipment	(7,076)	(5,933)
Dividends paid to preferred stockholders	(3,412)	(3,412)
Free cash flow	$52,729	$24,389

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the novel coronavirus disease (COVID-19), commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, our plans to open an office in Atlanta, the associated reorganization costs and the related organizational, employment and real estate changes that are expected, the effectiveness of menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our Revolving Facility and our Term Loan Facility, which comprise the PJI Facilities. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 28, 2021 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. See “Note 8” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 7% and 6% of our revenues were derived from these operations for the first quarter 2021 and 2020, respectively.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations did not have a significant impact on our International revenues or operating income for the three months ended March 28, 2021 and March 29, 2020, respectively.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2021. Also presented is the projected 2021 average block price by quarter (based on the April 30, 2021 Chicago Mercantile Exchange cheese futures market prices):

	2021		2020
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.676		$1.857
Quarter 2	1.829		1.679
Quarter 3	1.933		2.262
Quarter 4	1.911		2.235
Full Year	$1.837	*	$2.008

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 31, 2021.  Through March 28, 2021, a total of 47,000 shares with an aggregate cost of $4.0 million and an average price of $84.13 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.

The following table summarizes our repurchase activity by fiscal period during the first quarter ended March 28, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

12/28/2020 - 1/24/2021	15	$84.63	47	$71,031

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

During the fiscal quarter ended March 28, 2021, the Company acquired approximately 34,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 28, 2021, filed on May 6, 2021, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2021	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer