Form 10-Q
period 2021-06-27
PAPA JOHNS INTERNATIONAL INC
filed 2021-08-05
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2021

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

At July 30, 2021, there were outstanding 36,563,793 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 27,	December 27,
(In thousands, except per share amounts)	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,213	$130,204
Accounts receivable, net	75,839	90,135
Notes receivable, current portion	11,398	11,318
Income tax receivable	1,084	1,273
Inventories	29,843	30,265
Prepaid expenses and other current assets	47,966	43,212
Total current assets	262,343	306,407
Property and equipment, net	198,818	200,895
Finance lease right-of-use assets, net	22,840	16,840
Operating lease right-of-use assets	166,090	148,110
Notes receivable, less current portion, net	34,418	36,538
Goodwill	81,103	80,791
Deferred income taxes	10,388	10,800
Other assets	79,744	72,389
Total assets	$855,744	$872,770

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$31,496	$37,370
Income and other taxes payable	28,763	10,263
Accrued expenses and other current liabilities	187,789	174,563
Current deferred revenue	20,536	19,590
Current finance lease liabilities	4,726	3,545
Current operating lease liabilities	23,194	23,538
Current portion of long-term debt	20,000	20,000
Total current liabilities	316,504	288,869
Deferred revenue	13,017	13,664
Long-term finance lease liabilities	18,555	13,531
Long-term operating lease liabilities	143,940	124,666
Long-term debt, less current portion, net	403,810	328,292
Deferred income taxes	278	948
Other long-term liabilities	100,699	111,364
Total liabilities	996,803	881,334

Series B Convertible Preferred Stock; $0.01 par value; no shares authorized, issued or outstanding at June 27, 2021, compared to 260.0 shares authorized, 252.5 shares issued and outstanding at December 27, 2020	—	251,901
Redeemable noncontrolling interests	6,839	6,474

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 48,937 at June 27, 2021 and 45,288 at December 27, 2020)	489	453
Additional paid-in capital	435,608	254,103
Accumulated other comprehensive loss	(10,235)	(14,168)
Retained earnings	154,769	219,158
Treasury stock (12,722 shares at June 27, 2021 and 12,743 shares at December 27, 2020, at cost)	(743,819)	(741,724)
Total stockholders’ deficit	(163,188)	(282,178)
Noncontrolling interests in subsidiaries	15,290	15,239
Total Stockholders’ deficit	(147,898)	(266,939)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$855,744	$872,770

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share amounts)	2021	2020	2021	2020

Revenues:
Domestic Company-owned restaurant sales	$196,124	$186,506	$393,358	$347,946
North America franchise royalties and fees	32,475	24,174	65,190	43,614
North America commissary revenues	186,641	167,619	371,519	323,041
International revenues	37,614	28,093	72,221	54,152
Other revenues	62,154	54,231	124,466	101,729
Total revenues	515,008	460,623	1,026,754	870,482
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	154,293	145,168	310,181	274,279
North America commissary expenses	172,227	154,467	342,911	298,739
International expenses	21,430	18,304	41,048	33,405
Other expenses	56,246	51,345	112,053	97,302
General and administrative expenses	53,698	48,428	103,709	96,079
Depreciation and amortization	12,477	12,377	25,353	24,672
Total costs and expenses	470,371	430,089	935,255	824,476
Operating income	44,637	30,534	91,499	46,006
Net interest expense	(3,649)	(3,627)	(7,296)	(7,594)
Income before income taxes	40,988	26,907	84,203	38,412
Income tax expense	7,398	4,956	15,330	7,468
Net income before attribution to noncontrolling interests	33,590	21,951	68,873	30,944
Net income attributable to noncontrolling interests	(1,336)	(1,337)	(2,736)	(1,887)
Net income attributable to the Company	$32,254	$20,614	$66,137	$29,057

Calculation of net (loss) income for earnings per share:
Net income attributable to the Company	$32,254	$20,614	$66,137	$29,057
Dividends on redemption of Series B Convertible Preferred Stock	(109,852)	—	(109,852)	—
Dividends paid to participating securities	(2,300)	(3,347)	(5,827)	(6,818)
Net income attributable to participating securities	—	(1,560)	—	(1,306)
Net (loss) income attributable to common shareholders	$(79,898)	$15,707	$(49,542)	$20,933

Basic (loss) earnings per common share	$(2.30)	$0.49	$(1.47)	$0.65
Diluted (loss) earnings per common share	$(2.30)	$0.48	$(1.47)	$0.65

Basic weighted average common shares outstanding	34,729	32,335	33,739	32,214
Diluted weighted average common shares outstanding	34,729	32,619	33,739	32,444

Dividends declared per common share	$0.225	$0.225	$0.450	$0.450

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2021	2020	2021	2020

Net income before attribution to noncontrolling interests	$33,590	$21,951	$68,873	$30,944
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	437	(334)	1,496	(3,159)
Interest rate swaps (1)	1,817	(103)	3,612	(11,022)
Other comprehensive income (loss), before tax	2,254	(437)	5,108	(14,181)
Income tax effect:
Foreign currency translation adjustments	(100)	77	(344)	727
Interest rate swaps (2)	(418)	24	(831)	2,535
Income tax effect	(518)	101	(1,175)	3,262
Other comprehensive income (loss), net of tax	1,736	(336)	3,933	(10,919)
Comprehensive income before attribution to noncontrolling interests	35,326	21,615	72,806	20,025
Less: comprehensive (income), redeemable noncontrolling interests	(713)	(707)	(1,500)	(883)
Less: comprehensive (income), nonredeemable noncontrolling interests	(623)	(630)	(1,236)	(1,004)
Comprehensive income attributable to the Company	$33,990	$20,278	$70,070	$18,138

(1)Amounts reclassified out of accumulated other comprehensive loss into net interest expense included ($1,730) and ($3,439) for the three and six months ended June 27, 2021, respectively, and ($1,372) and ($1,702) for the three and six months ended June 28, 2020, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $388 and $771 for the three and six months ended June 27, 2021, respectively, and $332 and $412 for the three and six months ended June 28, 2020, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended June 27, 2021	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at March 28, 2021	32,681	$453	$251,285	$(11,971)	$242,119	$(737,268)	$15,282	$(240,100)
Net income (1)	—	—	—	—	32,254	—	623	32,877
Other comprehensive income, net of tax	—	—	—	1,736	—	—	—	1,736
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,783)	—	—	63,883
Cash dividends on common stock	—	—	31	—	(7,471)	—	—	(7,440)
Cash dividends on preferred stock	—	—	—	—	(709)	—	—	(709)
Exercise of stock options	107	1	5,801	—	—	—	—	5,802
Acquisition of Company common stock	(68)	—	—	—	—	(6,921)	—	(6,921)
Stock-based compensation expense	—	—	4,089	—	—	—	—	4,089
Issuance of restricted stock	5	—	(294)	—	—	294	—	—
Tax effect of restricted stock awards	—	—	(52)	—	—	—	—	(52)
Distributions to noncontrolling interests	—	—	—	—	—	—	(615)	(615)
Other	1	—	117	—	(641)	76	—	(448)
Balance at June 27, 2021	36,215	$489	$435,608	$(10,235)	$154,769	$(743,819)	$15,290	$(147,898)

For the six months ended June 27, 2021
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	66,137	—	1,236	67,373
Other comprehensive income, net of tax	—	—	—	3,933	—	—	—	3,933
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,783)	—	—	63,883
Cash dividends on common stock	—	—	62	—	(14,906)	—	—	(14,844)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	148	1	8,099	—	—	—	—	8,100
Acquisition of Company common stock	(83)	—	—	—	—	(8,188)	—	(8,188)
Stock-based compensation expense	—	—	8,202	—	—	—	—	8,202
Issuance of restricted stock	109	—	(5,665)	—	—	5,665	—	—
Tax effect of restricted stock awards	—	—	(3,887)	—	—	—	—	(3,887)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,185)	(1,185)
Other	7	—	63	—	(716)	428	—	(225)
Balance at June 27, 2021	36,215	$489	$435,608	$(10,235)	$154,769	$(743,819)	$15,290	$(147,898)

(1)	Net income to the Company for the three and six months ended June 27, 2021 excludes $713 and $1,500 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At June 27, 2021, the accumulated other comprehensive loss of $10,235 was comprised of net unrealized foreign currency translation loss of $2,641 and net unrealized loss on the interest rate swap agreements of $7,594.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended June 28, 2020	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at March 29, 2020	31,971	$448	$220,187	$(20,768)	$202,287	$(744,463)	$16,009	$(326,300)
Net income (2)	—	—	—	—	20,614	—	630	21,244
Other comprehensive loss, net of tax	—	—	—	(336)	—	—	—	(336)
Cash dividends on common stock	—	—	77	—	(7,360)	—	—	(7,283)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	346	3	20,460	—	—	—	—	20,463
Stock-based compensation expense	—	—	4,792	—	—	—	—	4,792
Issuance of restricted stock	30	—	(1,760)	—	—	1,760	—	—
Tax effect of restricted stock awards	—	—	(196)	—	—	—	—	(196)
Distributions to noncontrolling interests	—	—	—	—	—	—	(915)	(915)
Other	2	—	17	—	(25)	103	—	95
Balance at June 28, 2020	32,349	$451	$243,577	$(21,104)	$212,104	$(742,600)	$15,724	$(291,848)

For the six months ended June 28, 2020
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (1)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted Balance at December 30, 2019	31,894	$447	$219,047	$(10,185)	$204,631	$(747,327)	$15,665	$(317,722)
Net income (2)	—	—	—	—	29,057	—	1,004	30,061
Other comprehensive loss, net of tax	—	—	—	(10,919)	—	—	—	(10,919)
Cash dividends on common stock	—	—	132	—	(14,652)	—	—	(14,520)
Cash dividends on preferred stock	—	—	—	—	(6,825)	—	—	(6,825)
Exercise of stock options	373	4	21,700	—	—	—	—	21,704
Stock-based compensation expense	—	—	8,742	—	—	—	—	8,742
Issuance of restricted stock	77	—	(4,468)	—	—	4,468	—	—
Tax effect of restricted stock awards	—	—	(1,579)	—	—	—	—	(1,579)
Distributions to noncontrolling interests	—	—	—	—	—	—	(945)	(945)
Other	5	—	3	—	(107)	259	—	155
Balance at June 28, 2020	32,349	$451	$243,577	$(21,104)	$212,104	$(742,600)	$15,724	$(291,848)

(1)	As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
(2)	Net income to the Company for the three and six months ended June 28, 2020 excludes $707 and $883 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At June 28, 2020, the accumulated other comprehensive loss of $21,104 was comprised of net unrealized foreign currency translation loss of $8,031 and net unrealized loss on the interest rate swap agreements of $13,073.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 27,	June 28,
(In thousands)	2021	2020

Operating activities
Net income before attribution to noncontrolling interests	$68,873	$30,944
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for allowance for credit losses on accounts and notes receivable	(1,200)	1,051
Depreciation and amortization	25,353	24,672
Deferred income taxes	(1,397)	(1,502)
Stock-based compensation expense	8,202	8,742
Other	467	1,090
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,299	(8,571)
Income tax receivable	189	4,278
Inventories	430	(5,017)
Prepaid expenses and other current assets	1,092	9,657
Other assets and liabilities	(11,380)	8,065
Accounts payable	(5,874)	1,558
Income and other taxes payable	18,500	3,601
Accrued expenses and other current liabilities	12,123	10,269
Deferred revenue	(647)	(1,179)
Net cash provided by operating activities	128,030	87,658
Investing activities
Purchases of property and equipment	(21,543)	(13,795)
Notes issued	(5,263)	(9,596)
Repayments of notes issued	7,922	6,462
Acquisitions, net of cash acquired	(699)	—
Other	116	14
Net cash used in investing activities	(19,467)	(16,915)
Financing activities
Repayments of term loan	(10,000)	(10,000)
Net proceeds (repayments) of revolving credit facilities	85,000	(9,884)
Proceeds from exercise of stock options	8,100	21,704
Dividends paid to common stockholders	(14,844)	(14,520)
Dividends paid to preferred stockholders	(6,394)	(6,825)
Tax payments for equity award issuances	(3,887)	(1,579)
Repurchase of Series B Convertible Preferred Stock	(188,647)	—
Acquisition of Company common stock	(8,188)	—
Distributions to noncontrolling interests	(2,320)	(945)
Other	(1,691)	(704)
Net cash used in financing activities	(142,871)	(22,753)
Effect of exchange rate changes on cash and cash equivalents	317	(202)
Change in cash and cash equivalents	(33,991)	47,788
Cash and cash equivalents at beginning of period	130,204	27,911
Cash and cash equivalents at end of period	$96,213	$75,699

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 27, 2021

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 27, 2020.

2.	Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for credit losses on doubtful accounts and notes receivable, intangible assets, contract assets and contract liabilities, including the online customer loyalty program obligation and gift card breakage, right-of-use assets and lease liabilities, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 188 and 192 restaurants at June 27, 2021 and June 28, 2020, respectively.

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

Net income attributable to these joint ventures for the three and six months ended June 27, 2021 and June 28, 2020 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

Papa John’s International, Inc.	$2,296	$2,320	$4,645	$3,451
Noncontrolling interests	1,336	1,337	2,736	1,887
Total net income	$3,632	$3,657	$7,381	$5,338

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 27, 2021 and December 27, 2020 are as follows (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
June 27, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$40,863	$40,863	$—	$—

Financial liabilities:
Interest rate swaps (b)	9,798	—	9,798	—

December 27, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$37,578	$37,578	$—	$—

Financial liabilities:
Interest rate swaps (b)	13,452	—	13,452	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(in thousands)	Accounts Receivable	Notes Receivable
Balance at December 27, 2020	$3,622	$3,211
Current period credit for expected credit losses	(388)	(544)
Write-offs charged against the allowance	(1,136)	(844)
Recoveries collected	—	(268)
Balance at June 27, 2021	$2,098	$1,555

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At June 27, 2021, we leased and subleased approximately 400 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.  We recognized total sublease income of $6.1 million and $5.0 million for the six months ended June 27, 2021 and June 28, 2020, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 75 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of June 27, 2021, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $12.8 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(in thousands)	June 27, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$574	$295
Financing cash flows from finance leases	2,188	939
Operating cash flows from operating leases (a)	19,139	18,744
Right-of-use assets obtained in exchange for new finance lease liabilities	8,393	19
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	35,115	13,370
Cash received from sublease income	5,890	5,014

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b) Includes right-of-use assets of approximately $14.3 million in the six-month period ended June 27, 2021 associated with the lease commencement of our Atlanta, Georgia Corporate office.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 27,	December 27,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$26,769	$9,394
Accounts receivable, net	12,832	23,711
Income tax receivable	192	192
Prepaid expenses and other current assets	2,238	1,914
Total current assets	42,031	35,211
Deferred income taxes	506	588
Total assets	$42,537	$35,799

Liabilities
Current liabilities:
Accounts payable	$615	$5,429
Income and other taxes payable	2	2
Accrued expenses and other current liabilities	40,538	32,578
Current deferred revenue	3,272	3,938
Total current liabilities	44,427	41,947
Deferred revenue	1,923	2,419
Total liabilities	$46,350	$44,366

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets.  During the three and six months ended June 27, 2021, the Company recognized $9.0 million and $18.2 million in revenue, respectively, related to deferred revenue, compared to $8.4 million and $16.3 million for the three and six months ended June 28, 2020.

The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	June 27, 2021	December 27, 2020	Change
Franchise fees and unredeemed gift card liabilities	$18,619	$19,890	$(1,271)
Customer loyalty program obligations	14,934	13,364	1,570
Total contract liabilities	$33,553	$33,254	$299

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of June 27, 2021 and December 27, 2020, the contract assets were approximately $5.6 million and $5.1 million, respectively.  For the three and six months ended June 27, 2021, revenue was reduced approximately $0.6 million and $1.4 million, respectively, for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,285	$2,070	$1,806	$1,584	$1,344	$2,715	$11,804

Approximately $1.6 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.2 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Common Stock and Series B Convertible Preferred Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at June 27, 2021 and December 27, 2020, respectively) and 100.0 million shares of common stock as of June 27, 2021 and December 27, 2020, respectively.

On May 11, 2021, the Company entered into a Share Repurchase Agreement with certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), pursuant to which (i) the Company repurchased from Starboard 78,387 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”) and (ii) Starboard converted the remaining 171,613 shares of Series B Preferred Stock that it owned into 3,458,360 shares of the Company’s common stock pursuant to the terms of the Certificate of Designation of the Series B Preferred Stock.  On June 3, 2021, the Company entered into agreements with certain franchisee investors to repurchase 1,000 shares of the outstanding Series B Preferred Stock and convert the remaining 1,530 shares of Series B Preferred Stock into 30,769 shares of common stock.  The Company paid Starboard and the franchisee investors aggregate one-time cash payments of $188.6 million for the repurchase and conversion of all of the outstanding shares of Series B Preferred Stock.  The excess of the cash payment over the carrying value of the respective Series B Preferred Stock redeemed resulted in $109.9 million of dividends on redemption of Series B Convertible Preferred Stock in the Condensed Consolidated Statement of Operations, which reduced net income attributable to common stockholders and also reduced diluted earnings per share by $3.15 and $3.23 for the three and six months ended June 27, 2021, respectively.

As a result of the repurchase and conversion, there were no shares of Series B Preferred Stock authorized or outstanding at June 27, 2021 compared to 260,000 and 252,530 shares of Series B Preferred Stock authorized and outstanding, respectively, at December 27, 2020.  The Series B Preferred Stock was classified as temporary equity on the Condensed Consolidated Balance Sheets as of December 27, 2020.   Following the repurchase and conversion of the Series B Preferred Stock, there were 36.2 million shares of the Company’s common stock outstanding at June 27, 2021 compared to 32.5 million shares at December 27, 2020.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 31, 2021.  Through June 27, 2021, a total of 116,000 shares with an aggregate cost of $10.9 million and an average price of $94.24 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.  Subsequent to June 27, 2021, we acquired an additional 41,000 shares at an aggregate cost of $4.3 million.  Approximately $59.8 million remained available under the Company’s share repurchase program as of July 30, 2021.

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

Dividends

The Company recorded dividends of approximately $20.4 million for the six months ended June 27, 2021 consisting of the following:

●	$14.8 million paid to common stockholders ($0.45 per share);
●	$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum);
●	$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock; and
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).

On August 3, 2021, our Board of Directors approved a 55.6% increase in the Company’s dividend rate per common share, from $0.90 on an annual basis to $1.40 on an annual basis, and subsequently declared a third quarter dividend of $0.35 per common share, of which approximately $12.8 million will be paid to common stockholders.  The common share dividend will be paid on August 27, 2021 to stockholders of record as of the close of business on August 16, 2021.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

7. (Loss) Earnings Per Share

We compute (loss) earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines (loss) earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net (loss) income attributable to common shareholders.  Additionally, any accretion to the redemption value for the Series B Preferred Stock or cash payments in excess of their respective carrying values upon redemption is treated as a deemed dividend in the two-class earnings per share calculation.

The calculations of basic and diluted (loss) earnings per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

Basic (loss) earnings per common share
Net income attributable to the Company	$32,254	$20,614	$66,137	$29,057
Dividends on redemption of Series B Convertible Preferred Stock	(109,852)	—	(109,852)	—
Dividends paid to participating securities	(2,300)	(3,347)	(5,827)	(6,818)
Net income attributable to participating securities	—	(1,560)	—	(1,306)
Net (loss) income attributable to common shareholders	$(79,898)	$15,707	$(49,542)	$20,933

Basic weighted average common shares outstanding	34,729	32,335	33,739	32,214
Basic (loss) earnings per common share	$(2.30)	$0.49	$(1.47)	$0.65

Diluted (loss) earnings per common share
Net (loss) income attributable to common shareholders	$(79,898)	$15,707	$(49,542)	$20,933

Weighted average common shares outstanding	34,729	32,335	33,739	32,214
Dilutive effect of outstanding equity awards (a)	—	284	—	230
Diluted weighted average common shares outstanding (b)	34,729	32,619	33,739	32,444
Diluted (loss) earnings per common share	$(2.30)	$0.48	$(1.47)	$0.65
(a)	Excludes 145 and 170 equity awards for the three and six months ended June 28, 2020, respectively, as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding at June 28, 2020 (none at June 27, 2021). For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares for June 28, 2020. This calculation was anti-dilutive for the June 29, 2020 period and as such was excluded.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	June 27,	December 27,
	2021	2020
Outstanding debt	$425,000	$350,000
Unamortized debt issuance costs	(1,190)	(1,708)
Current portion of long-term debt	(20,000)	(20,000)
Total long-term debt, net	$403,810	$328,292

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $95.0 million and $10.0 million was outstanding as of June 27, 2021 and December 27, 2020, respectively, and a secured term loan facility with an outstanding balance of $330.0 million and $340.0 million as of June 27, 2021 and December 27, 2020, respectively (the “Term Loan Facility” and together with the Revolving Facility, the “PJI Facilities”).  The PJI Facilities mature on August 30, 2022.  The loans under the PJI Facilities accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin ranging from 125 to 250 basis points or a base rate (generally determined by a prime rate, federal funds rate or LIBOR plus 1.00%) plus a margin ranging from 25 to 150 basis points. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the then most recently ended four-quarter period (the “Leverage Ratio”).  The Credit Agreement governing the PJI Facilities (the “PJI Credit Agreement”) places certain customary restrictions upon the Company based on its financial covenants.  These include limiting the repurchase of common stock and not increasing the cash dividend above the lesser of $0.225 per share per quarter or $35 million per fiscal year if the Company’s leverage ratio is above 3.75 to 1.0.  Quarterly amortization payments are required to be made on the Term Loan Facility in the amount of $5.0 million.  Loans outstanding under the PJI Facilities may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  Up to $35.0 million of the Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.

The PJI Credit Agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of the Leverage Ratio and a specified fixed charge coverage ratio.  The PJI Credit Agreement allows for a permitted Leverage Ratio of 4.25 to 1.0, decreasing over time to 4.00 to 1.0 by 2022; and a fixed charge coverage ratio of 2.50 to 1.0. We were in compliance with these financial covenants at June 27, 2021.

Under the PJI Credit Agreement, we have the option to increase the Revolving Facility or the Term Loan Facility in an aggregate amount of up to $300.0 million, subject to the Leverage Ratio of the Company not exceeding 4.00 to 1.00.  The Company and certain direct and indirect domestic subsidiaries are required to grant a security interest in substantially all of the capital stock and equity interests of their respective domestic and first tier material foreign subsidiaries to secure the obligations owed under the PJI Facilities.  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 27, 2021 was approximately $259.2 million.

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

As of June 27, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	June 27,	December 27,
Balance Sheet Location	2021	2020
Other current and long-term liabilities	$9,798	$13,452

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations
Interest rate swaps for the three months ended:
June 27, 2021	$1,399	Interest expense	$(1,730)	$(3,649)
June 28, 2020	$(79)	Interest expense	$(1,372)	$(3,627)

Interest rate swaps for the six months ended:
June 27, 2021	$2,781	Interest expense	$(3,439)	$(7,296)
June 28, 2020	$(8,487)	Interest expense	$(1,702)	$(7,594)

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.2% for the three- and six-month periods ended June 27, 2021, compared to 3.8% for the three- and six-month periods ended June 28, 2020,  respectively.  Interest paid, including payments made or received under the swaps, was $3.6 million and $4.0 million for the three months ended June 27, 2021 and June 28, 2020, respectively, and $7.1 million and $8.1 million for the six months ended June 27, 2021 and June 28, 2020, respectively.  As of June 27, 2021, the portion of the aggregate $9.8 million interest rate swap liability that would be reclassified into net interest expense during the next twelve months approximates $7.1 million.

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2021.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 2.3% and 2.8% for the three and six months ended June 28, 2020, respectively. There was no debt outstanding under the PJMF Revolving Facility as of June 27, 2021 or December 27, 2020. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of June 27, 2021 as it does not believe a loss is probable or reasonably estimable.

10.  Strategic Corporate Reorganization for Long-term Growth

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta.  The 60,000 square foot modern space will be designed to drive continued menu innovation and optimize integration across marketing, communications, customer experience, operations, human resources, diversity, equity and inclusion, financial planning and analysis, investor relations and development functions.  Our information technology, finance, supply chain, and legal teams will continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain an office outside of London, United Kingdom, where our international operations are managed.

The opening of the office in Atlanta and related organizational changes are projected to be completed in the fall of 2021. All affected employees were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $17.0 to $20.0 million related to employee severance and transition, recruitment and relocation, and third party and other costs through 2021.  Of these costs, we have cumulatively incurred approximately $13.2 million through June 27, 2021 which include $8.1 million of employee severance and other employee transition costs, $3.3 million of recruiting and professional fees, $1.8 million of relocation costs, and $0.9 million of other costs, offset by ($0.9) million of stock-based compensation forfeitures on unvested awards.

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

As of June 27, 2021 and December 27, 2020, the estimate of incurred but unpaid strategic corporate reorganization costs are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  The following table summarizes the activity for the six months ended June 27, 2021:

	Balance at			Balance at
	Dec. 27			June 27,
	2020	Charges	Payments	2021
Employee severance and other employee transition costs	$4,615	$3,291	$(6,258)	$1,648
Recruiting and professional fees	145	1,671	(1,612)	204
Relocation costs	101	1,559	(766)	894
Other costs	—	690	(690)	—
Total strategic corporate reorganization liability	$4,861	$7,211	$(9,326)	$2,746

We expect to recognize additional costs associated with the corporate reorganization in the remainder of 2021 of approximately $4.0 to $7.0 million, including expenditures related to (i) employee severance and other employee transition costs of $0.1 to $0.5 million, (ii) relocation and recruiting costs of $3.7 million to $5.5 million, and (iii) third-party and other costs of $0.2 million to $1.0 million.

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

Generally, we evaluate performance and allocate resources based on operating income and intercompany eliminations. Certain administrative and capital costs are allocated to segments based upon predetermined rates or estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.

Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our consolidated revenues.

Our segment information is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2021	2020	2021	2020
Revenues:
Domestic Company-owned restaurants	$196,124	$186,506	$393,358	$347,946
North America franchising	32,475	24,174	65,190	43,614
North America commissaries	186,641	167,619	371,519	323,041
International	46,277	34,366	88,881	66,518
All others	53,491	47,958	107,806	89,363
Total revenues	$515,008	$460,623	$1,026,754	$870,482

Intersegment revenues:
North America franchising	$1,041	$793	$2,101	$1,467
North America commissaries	53,428	47,357	105,498	91,863
All others	18,943	18,386	38,091	39,341
Total intersegment revenues	$73,412	$66,536	$145,690	$132,671

Operating income:
Domestic Company-owned restaurants	$15,361	$16,746	$30,685	$25,413
North America franchising	30,518	22,176	60,961	39,502
North America commissaries	9,778	8,711	19,491	16,371
International	8,683	4,471	17,047	8,849
All others	4,894	2,035	11,012	1,838
Unallocated corporate expenses	(24,617)	(22,881)	(47,779)	(45,057)
Elimination of intersegment losses (profits)	20	(724)	82	(910)
Total operating income	$44,637	$30,534	$91,499	$46,006

Property and equipment, net:
Domestic Company-owned restaurants	$234,022
North America commissaries	146,040
International	14,657
All others	97,086
Unallocated corporate assets	220,627
Accumulated depreciation and amortization	(513,614)
Total property and equipment, net	$198,818

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended June 27, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$196,124	$-	$-	$-	$-	$196,124
Franchise royalties and fees	-	33,516	-	13,156	-	46,672
Commissary sales	-	-	240,069	24,458	-	264,527
Other revenues	-	-	-	8,663	72,434	81,097
Eliminations	-	(1,041)	(53,428)	-	(18,943)	(73,412)
Total segment revenues	$196,124	$32,475	$186,641	$46,277	$53,491	$515,008
International other revenues (1)	-	-	-	(8,663)	8,663	-
Total revenues	$196,124	$32,475	$186,641	$37,614	$62,154	$515,008

	Reportable Segments
	Three Months Ended June 28, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$186,506	$-	$-	$-	$-	$186,506
Franchise royalties and fees	-	24,967	-	7,743	-	32,710
Commissary sales	-	-	214,976	20,350	-	235,326
Other revenues	-	-	-	6,273	66,344	72,617
Eliminations	-	(793)	(47,357)	-	(18,386)	(66,536)
Total segment revenues	$186,506	$24,174	$167,619	$34,366	$47,958	$460,623
International other revenues (1)	-	-	-	(6,273)	6,273	-
Total revenues	$186,506	$24,174	$167,619	$28,093	$54,231	$460,623

	Reportable Segments
	Six Months Ended June 27, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$393,358	$-	$-	$-	$-	$393,358
Franchise royalties and fees	-	67,291	-	25,364	-	92,655
Commissary sales	-	-	477,017	46,857	-	523,874
Other revenues	-	-	-	16,660	145,897	162,557
Eliminations	-	(2,101)	(105,498)	-	(38,091)	(145,690)
Total segment revenues	$393,358	$65,190	$371,519	$88,881	$107,806	$1,026,754
International other revenues (1)	-	-	-	(16,660)	16,660	-
Total revenues	$393,358	$65,190	$371,519	$72,221	$124,466	$1,026,754

	Reportable Segments
	Six Months Ended June 28, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$347,946	$-	$-	$-	$-	$347,946
Franchise royalties and fees	-	45,081	-	17,259	-	62,340
Commissary sales	-	-	414,904	36,893	-	451,797
Other revenues	-	-	-	12,366	128,704	141,070
Eliminations	-	(1,467)	(91,863)	-	(39,341)	(132,671)
Total segment revenues	$347,946	$43,614	$323,041	$66,518	$89,363	$870,482
International other revenues (1)	-	-	-	(12,366)	12,366	-
Total revenues	$347,946	$43,614	$323,041	$54,152	$101,729	$870,482

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $8.7 million and $16.7 million of revenue for the three and six months ended June 27, 2021, respectively, and $6.3 million and $12.4 million of revenue for the three and six months ended June 28, 2020, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of June 27, 2021, there were 5,523 Papa John’s restaurants (589 Company-owned and 4,934 franchised) operating in 49 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Repurchase & Conversion of Series B Convertible Preferred Stock (“Series B Preferred Stock”).  In the second quarter of 2021, the Company repurchased 31.4% of the outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), representing approximately 1.6 million shares of common stock on an as-converted basis, and the holders of the remaining outstanding shares of Series B Preferred Stock agreed to convert such shares into approximately 3.5 million shares of the Company’s common stock. The Company made one-time cash payments of $188.6 million to the holders in exchange for the repurchase and conversion of the Series B Preferred Stock. The excess of the cash payment over the carrying value of the shares of Series B Preferred Stock redeemed resulted in a decrease of $109.9 million to Net (loss) income attributable to common shareholders and reduced diluted earnings per share by $3.15 and $3.23 for the three and six months ended June 27, 2021, respectively, in the Condensed Consolidated Statement of Operations. See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

There are no shares of Series B Preferred Stock outstanding as of the end of the quarter.  We plan to use our strong financial position to optimize our capital structure, support our long-term earnings growth and provide continued value creation for our shareholders.

Innovation. The Company continued our culture of innovation in the second quarter of 2021 as we delivered an eighth consecutive quarter of system-wide sales growth.  Our two-year comparable sales were 33% in North America and 27% internationally. New store openings also accelerated in the second quarter with the opening of 55 restaurants, net. As interest has increased in our renewed brand, our expanding development pipeline is on track to be a key long-term growth driver.  We plan to focus on the continued strategy execution of innovation across our platforms to drive sustainable differentiation and growth this year and beyond.

Strategic Corporate Reorganization for Long-term Growth.  In the third quarter of 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta, which is projected to open in the fall of 2021. The Atlanta office is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. Affected employees who do not relocate to Atlanta have been offered a separation package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $17.0 to $20.0 million related to employee severance and transition, recruitment and relocation and other third-party costs through 2021. Of that amount, we have incurred costs of approximately $13.2 million as of June 27, 2021 ($6.0 million in 2020 and $3.3 million and $7.2 million for the three and six months ended June 27, 2021, respectively).  See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

Coronavirus (“COVID-19”). The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. Our delivery and carryout model has positioned us to continue to experience strong demand for our products. Increased demand partly driven by the pandemic contributed to our strong sustainable comparable sales growth during the second quarter. To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and have not experienced material disruptions. Our primary focus continues to be the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members.

We believe the pandemic has accelerated our previously announced efforts to innovate and bring new and former customers to the Papa John’s system. We believe that as the pandemic-related restrictions are lifted we will benefit from the increase in customers we have experienced due to our menu innovation, customer loyalty programs and our offerings of high-quality pizza and other menu items.  Due to the substantial uncertainty related to the effects of the pandemic and its duration, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Delta variant or otherwise) will have on our results of operations, liquidity or long-term financial condition, including whether and to what extent the increased demand for our products will continue.  For a discussion of the risks to our business presented by the COVID-19 pandemic, see the risk factors disclosed in the Company’s Annual Report on Form-10-K for the fiscal year ended December 27, 2020.

Global Restaurant Sales Information

“Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. “Global system-wide restaurant sales growth” represents the change in such sales year-over-year. We believe North America, international and global restaurant and comparable sales growth and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Franchise restaurant and comparable sales growth information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of franchise restaurant sales growth, excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Comparable sales growth:
Domestic Company-owned restaurants	5.6%	22.6%	13.8%	14.4%
North America franchised restaurants	5.2%	29.7%	15.1%	17.2%
North America restaurants	5.2%	28.0%	14.8%	16.6%
International restaurants	21.2%	5.3%	22.2%	3.8%
Total comparable sales growth	9.0%	22.2%	16.6%	13.3%
System-wide restaurant sales growth:
(excluding the impact of foreign currency)
Domestic Company-owned restaurants	5.2%	13.9%	13.1%	6.9%
North America franchised restaurants	6.4%	29.4%	15.8%	17.5%
North America restaurants	6.2%	25.7%	15.2%	15.0%
International restaurants	35.7%	5.5%	32.2%	6.8%
Total global system-wide restaurant sales growth	12.2%	20.8%	19.0%	13.0%

Restaurant Progression	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
North America Company-owned:
Beginning of period	589	599	588	598
Opened	—	—	—	1
Closed	—	(1)	—	(1)
Acquired	—	—	1	—
End of period	589	598	589	598
North America franchised:
Beginning of period	2,709	2,686	2,701	2,690
Opened	24	9	36	24
Closed	(13)	(9)	(16)	(28)
Sold	—	—	(1)	—
End of period	2,720	2,686	2,720	2,686
International franchised:
Beginning of period	2,170	2,093	2,111	2,107
Opened	71	25	139	43
Closed	(27)	(55)	(36)	(87)
End of period	2,214	2,063	2,214	2,063
Total restaurants – end of period	5,523	5,347	5,523	5,347

Trailing four quarters net store growth	176	2

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Three Months Ended
	June 27, 2021		June 28, 2020
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$196,124		$186,506
North America franchise royalties and fees	32,475		24,174
North America commissary revenues	186,641		167,619
International revenues	37,614		28,093
Other revenues	62,154		54,231
Total revenues	515,008		460,623
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	154,293	78.7%	145,168	77.8%	0.9%
North America commissary expenses	172,227	92.3%	154,467	92.2%	0.1%
International expenses	21,430	57.0%	18,304	65.2%	(8.2)%
Other expenses	56,246	90.5%	51,345	94.7%	(4.2)%
General and administrative expenses	53,698	10.4%	48,428	10.5%	(0.1)%
Depreciation and amortization	12,477	2.4%	12,377	2.7%	(0.3)%
Total costs and expenses	470,371	91.3%	430,089	93.4%	(2.1)%
Operating income	44,637	8.7%	30,534	6.6%	2.1%
Net interest expense	(3,649)	(0.7)%	(3,627)	(0.8)%	0.1%
Income before income taxes	$40,988	8.0%	$26,907	5.8%	2.2%

	Six Months Ended
	June 27, 2021		June 28, 2020
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$393,358		$347,946
North America franchise royalties and fees	65,190		43,614
North America commissary revenues	371,519		323,041
International revenues	72,221		54,152
Other revenues	124,466		101,729
Total revenues	1,026,754		870,482
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	310,181	78.9%	274,279	78.8%	0.1%
North America commissary expenses	342,911	92.3%	298,739	92.5%	(0.2)%
International expenses	41,048	56.8%	33,405	61.7%	(4.9)%
Other expenses	112,053	90.0%	97,302	95.6%	(5.6)%
General and administrative expenses	103,709	10.1%	96,079	11.0%	(0.9)%
Depreciation and amortization	25,353	2.5%	24,672	2.8%	(0.3)%
Total costs and expenses	935,255	91.1%	824,476	94.7%	(3.6)%
Operating income	91,499	8.9%	46,006	5.3%	3.6%
Net interest expense	(7,296)	(0.7)%	(7,594)	(0.9)%	0.2%
Income before income taxes	$84,203	8.2%	$38,412	4.4%	3.8%

Revenues

Consolidated revenues increased $54.4 million, or 11.8% to $515.0 million, and $156.3 million, or 18.0% to $1.03 billion, for the three and six months ended June 27, 2021, respectively.

Domestic Company-owned restaurant sales increased $9.6 million, or 5.2%, and $45.4 million, or 13.1%, for the three and six months ended June 27, 2021, respectively, compared to the prior year comparable periods. The increases were primarily due to positive comparable sales increases of 5.6% and 13.8% for the three and six months ended June 27, 2021, respectively. The comparable sales increases were significantly impacted by new product innovation, including the successful launch of our new Epic Stuffed Crust pizza in the first quarter of 2021. The comparable sales increase for the six-month periods is partly due to higher demand that has been sustained during the pandemic, which was not reflected in the first quarter of 2020.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $8.3 million, or 34.3%, and $21.6 million, or 49.5% for the three and six months ended June 27, 2021, respectively, compared to the prior year comparable periods.  The increases were primarily due to positive comparable sales increases of 5.2% and 15.1% for the three and six months ended June 27, 2021, respectively. Additionally, the three and six months ended June 27, 2021 benefited from a higher effective royalty rate and higher franchise royalties of $5.1 million and $10.8 million, respectively, compared to the prior comparable periods primarily as a result of ending our temporary franchise assistance program in the third quarter of 2020.  The franchise assistance program was above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business.

North America franchise restaurant sales increased 6.4% to $708.6 million and 15.8% to $1.42 billion for the three and six months ended June 27, 2021, respectively, compared to the prior year comparable periods. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary revenues increased $19.0 million, or 11.3%, and $48.5 million, or 15.0%, for the three and six months ended June 27, 2021, respectively, primarily due to higher volumes and higher pricing on higher commodities.

International revenues increased $9.5 million, or 33.9%, and $18.1 million, or 33.4%, for the three and six months ended June 27, 2021, respectively, compared to the prior year comparable periods, primarily due to higher royalties from increased equivalent units, higher comparable sales of 21.2% and 22.2% for the three and six months ended June 27, 2021, respectively, and higher Papa John’s United Kingdom (“PJUK”) commissary revenues from higher equivalent units and higher comparable sales.  International revenues also increased $3.8 million and $5.8 million for three and six months ended June 27, 2021 due to favorable foreign exchange rates.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 35.7% to $295.3 million and 32.2% to $586.4 million for the three and six months ended June 27, 2021, respectively, excluding the impact of foreign currency, primarily due to increases in comparable sales and equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $7.9 million, or 14.6%, and $22.7 million, or 22.4%, for the three and six months ended June 27, 2021, respectively, compared to the prior year comparable period. The increases were primarily due to higher marketing revenues from an increase in franchise sales and higher revenues from our technology platform, including our mobile ordering business which benefited from increased restaurant sales.

Costs and Expenses

Total costs and expenses were approximately $470.4 million, or 91.3% of total revenues for the three months ended June 27, 2021, as compared to $430.1 million, or 93.4% of related revenues for the prior year comparable period. For the six months ended June 27, 2021, total costs and expenses were approximately $935.3 million, or 91.1% of total revenues, as compared to $824.5 million, or 94.7% of total revenues for the prior year comparable period. The decreases in total costs and expenses, as a percentage of revenues, were primarily due to the following:

Domestic Company-owned restaurant expenses were $154.3 million, or 78.7% of related revenues for the three months ended June 27, 2021, as compared to $145.2 million, or 77.8% of related revenues for the prior year comparable period.  For the six months ended June 27, 2021, Domestic Company-owned restaurant expenses were $310.2 million or 78.9% of related revenues, compared to expenses of $274.3 million, or 78.8% of related revenues for the prior year comparable period.  The 0.9% and 0.1% increases in expenses, as a percentage of revenues, were primarily due to higher commodities costs and labor initiatives.

North America commissary expenses were $172.2 million, or 92.3% of related revenues, for the three months ended June 27, 2021, compared to $154.5 million, or 92.2% of related revenues for the comparable period in 2020.  North America commissary expenses were $342.9 million, or 92.3% of related revenues, for the six months ended June 27, 2021, compared to $298.7 million, or 92.5% of related revenues, for the prior year comparable period. The 0.1% increase and 0.2% decrease in expenses, as a percentage of related revenues, for the three and six months ended June 27, 2021, were relatively consistent with the prior year comparable periods.

International expenses were $21.4 million, or 57.0% of related revenues for the three months ended June 27, 2021 compared to expenses of $18.3 million, or 65.2% of related revenues for the prior year comparable period. International expenses were $41.0 million, or 56.8% of related revenues, for the six months ended June 27, 2021, compared to $33.4 million, or 61.7% of related revenues for the prior year comparable period. The 8.2% and 4.9% decreases in expenses as a percentage of revenues were primarily due to lower operating costs on higher royalties due to 21.2% and 22.2% increases in comparable sales for the three and six months ended June 27, 2021, respectively.

Other expenses were $56.2 million, or 90.5% of related revenues for the three months ended June 27, 2021 compared to expenses of $51.3 million, or 94.7% of related revenues for the prior year comparable period. For the six months ended June 27, 2021, Other expenses were $112.1 million, or 90.0% of related revenues, as compared to $97.3 million, or 95.6% of related revenues for the prior year comparable period. The 4.2% and 5.6% decreases in expenses, as a percentage of related revenues, were primarily due to higher margins from our online and mobile ordering business from higher comparable sales.

General and administrative expenses (“G&A”) were $53.7 million, or 10.4% of revenues, and $103.7 million, or 10.1% of revenues, for the three and six months ended June 27, 2021, respectively, compared to $48.4 million, or 10.5% of revenues, and $96.1 million, or 11.0% of revenues for the prior year comparable periods, respectively.  G&A consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 27,	June 28,	Jun. 27,	June 28,
	2021	2020	2021	2020
Administrative expenses (a)	$51,052	$47,875	$97,135	$90,852
Strategic corporate reorganization costs (b)	3,328	—	7,211	—
Other general expenses (c)	(682)	553	(637)	5,227
General and administrative expenses	$53,698	$48,428	$103,709	$96,079

(a)	The increases in administrative expenses of $3.2 million and $6.3 million for the three and six months ended June 27, 2021 compared to the prior year comparable periods were primarily due to higher professional and consulting fees and management incentive costs.

(b)	Represents strategic reorganization costs associated with our new office in Atlanta, Georgia projected to open in the fall of 2021. See “Note 10” of “Notes to Condensed Consolidated Financial Statements” for additional information.
(c)	The decrease in other general expenses of $5.9 million for the six months ended June 27, 2021 is primarily due to our marketing fund investment of $5.0 million which was part of our previously announced franchise assistance program that concluded in the third quarter of 2020.

Depreciation and amortization expense was $12.5 million, or 2.4% of revenues, and $25.4 million, or 2.5% of revenues, for the three and six months ended June 27, 2021, respectively, compared to $12.4 million, or 2.7% of revenues, and $24.7 million, or 2.8% of revenues, for the prior year comparable periods, respectively.

Operating Income

Operating income increased approximately $14.1 million and $45.5 million for the three and six months ended June 27, 2021, respectively, compared to the prior year comparable periods.  Operating income is summarized in the following table on a reporting segment basis.  Alongside the GAAP operating income data, we have included “adjusted” operating income to exclude Special items. Special items impacting operating income for 2021 include strategic corporate reorganization costs associated with our new office in Atlanta, Georgia projected to open in the fall of 2021. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.” We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended
	Reported	Special	Adjusted	Reported	Adjusted
	Jun. 27,	items	Jun. 27,	Jun. 28,	Increase
(In thousands)	2021	in 2021	2021	2020	(Decrease)

Domestic Company-owned restaurants	$15,361	$—	$15,361	$16,746	$(1,385)
North America franchising	30,518	—	30,518	22,176	8,342
North America commissaries	9,778	—	9,778	8,711	1,067
International	8,683	—	8,683	4,471	4,212
All others	4,894	—	4,894	2,035	2,859
Unallocated corporate expenses	(24,617)	3,328	(21,289)	(22,881)	1,592
Elimination of intersegment losses (profits)	20	—	20	(724)	744
Total	$44,637	$3,328	$47,965	$30,534	$17,431

	Six Months Ended
	Reported	Special	Adjusted	Reported	Adjusted
	Jun. 27,	items	Jun. 27,	Jun. 28,	Increase
(In thousands)	2021	in 2021	2021	2020	(Decrease)

Domestic Company-owned restaurants	$30,685	$—	$30,685	$25,413	$5,272
North America franchising	60,961	—	60,961	39,502	21,459
North America commissaries	19,491	—	19,491	16,371	3,120
International	17,047	—	17,047	8,849	8,198
All others	11,012	—	11,012	1,838	9,174
Unallocated corporate expenses	(47,779)	7,211	(40,568)	(45,057)	4,489
Elimination of intersegment losses (profits)	82	—	82	(910)	992
Total	$91,499	$7,211	$98,710	$46,006	$52,704

The increase in operating income, excluding Special items, of $17.4 million, or 57.1%, and $52.7 million, or 114.6%, for the three- and six- month periods in 2021, respectively were primarily due to the following:

●	Domestic Company-owned restaurants decreased $1.4 million for the three months ended June 27, 2021 as compared to the prior year comparable period primarily due to higher commodities costs and labor initiatives, partially offset by higher comparable sales of 5.6%. For the six months ended June 27, 2021, Domestic Company-owned restaurants increased $5.3 million primarily due to higher profits from positive comparable sales of 13.8%, partially offset by higher commodities costs and labor initiatives.
●	North America franchising increased $8.3 million and $21.5 million for the three and six months ended June 27, 2021, respectively, primarily due to higher comparable sales of 5.2% and 15.1% for the three- and six- month periods, respectively. The three and six months ended June 27, 2021 also benefited from higher effective royalty rates as compared to the comparable periods primarily due to higher franchise royalties of $5.1 million and $10.8 million, respectively, as a result of our temporary royalty reduction program concluding in the third quarter of 2020, which was above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business.
●	North America commissaries increased $1.1 million and $3.1 million for the three and six months ended June 27, 2021, respectively, primarily due to higher profits from higher volumes.
●	International increased approximately $4.2 million and $8.2 million for the three and six months ended June 27, 2021, respectively, primarily due to higher royalty revenue from comparable sales of 21.2% and 22.2%, respectively, and increased equivalent units. The effective royalty rates were also higher for the three-and-six-month periods of 2021 as the prior year comparable periods included royalty support provided to certain franchisees.
●	All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $2.9 million and $9.2 million for the three and six months ended June 27, 2021 compared to the prior year comparable periods primarily due to higher revenues from our technology platform, including our mobile ordering business.
●	Unallocated corporate expenses decreased approximately $1.6 million and $4.5 million for the three and six months ended June 27, 2021, respectively. The decrease for the six-months ended June 27, 2021 was primarily due to our marketing fund investment of $5.0 million, which was part of our previously announced franchise assistance program that concluded in the third quarter of 2020.

Net Interest Expense

Net interest expense was relatively flat for the three months ended June 27, 2021 and decreased approximately $0.3 million for the six months ended June 27, 2021 due to lower interest rates, partially offset by a higher average outstanding debt primarily from a higher balance outstanding on our revolving credit facility drawn to partially fund the repurchase of Series B Preferred Stock. Total debt outstanding was $425.0 million and $350.0 million as of June 27, 2021 and December 27, 2020, respectively.

Income Before Income Taxes

For the reasons discussed above, income before income taxes increased approximately $14.1 million, or 52.3%, and $45.8 million, or 119.2%, for the three and six months ended June 27, 2021, respectively over the prior year comparable periods.

Income Tax Expense

The effective income tax rates were 18.0% and 18.2% for the three and six months ended June 27, 2021 representing decreases of 0.4% and 1.2%, respectively, from the prior year comparable periods.  The decreases in the effective rates were primarily due to higher excess tax benefits from stock option exercises and restricted shares vesting activity for the three and six months ended June 27, 2021.

Diluted (Loss) Earnings Per Common Share

Diluted loss per common share was $2.30 for the three months ended June 27, 2021, compared to diluted earnings per share of $0.48 in the prior year comparable period.  For the six months ended June 27, 2021, diluted loss per common share was $1.47, compared to diluted earnings per share of $0.65 for the prior year comparable period. Excluding Special items, adjusted diluted earnings per common share were $0.93 and $1.94 for the three- and six-months ended June 27, 2021, respectively.  Diluted loss per common share for the three and six months ended June 27, 2021 included Special items of $3.15 and $3.23, respectively, from a reduction in net income attributable to common shareholders related to the repurchase and conversion of all shares of Series B Preferred Stock.  These reductions reflect the excess of the one-time cash payment over the carrying value of the Series B Preferred Stock.  See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

Items Impacting Comparability; Non-GAAP Measures

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (collectively defined as “Special items”).  We present these non-GAAP measures because we believe the Special items in 2021 impact the comparability of our results of operations.

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share amounts)	2021	2020	2021	2020

GAAP operating income	$44,637	$30,534	$91,499	$46,006
Strategic corporate reorganization costs (1)	3,328	—	7,211	—
Adjusted operating income	$47,965	$30,534	$98,710	$46,006

GAAP net (loss)/income attributable to common shareholders	$(79,898)	$15,707	$(49,542)	$20,933
Strategic corporate reorganization costs (1)	3,328	—	7,211	—
Repurchase and conversion of Series B Preferred Stock (2)	109,852	—	109,852	—
Tax effect of strategic corporate reorganization costs (3)	(745)	—	(1,615)	—
Adjusted net income attributable to common shareholders	$32,537	$15,707	$65,906	$20,933

GAAP diluted (loss)/earnings per share	$(2.30)	$0.48	$(1.47)	$0.65
Strategic corporate reorganization costs (1)	0.10	—	0.22	—
Repurchase and conversion of Series B Preferred Stock (2)	3.15	—	3.23	—
Tax effect of strategic corporate reorganization costs (3)	(0.02)	—	(0.04)	—
Adjusted diluted earnings per share	$0.93	$0.48	$1.94	$0.65

(Note) The above table does not include the impact of allocation of undistributed earnings to participating securities for Special items.

(1)	Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia projected to open in the fall of 2021.
(2)	Represents the one-time charge related to the repurchase and conversion of all shares of Series B Preferred Stock and includes related professional fees incurred as part of the transaction.
(3)	The tax effect for strategic corporate reorganization costs was calculated by applying the 2021 marginal tax rate of 22.4%. There was no tax effect on the repurchase and conversion of the Series B Preferred Stock as the one-time charge was non-deductible for tax purposes.

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

Liquidity and Capital Resources

Debt

The Company has a secured revolving credit facility with available borrowings of $400.0 million (the “Revolving Facility”), of which $95.0 million and $10.0 million was outstanding as of June 27, 2021 and December 27, 2020, respectively, and a secured term loan facility with an outstanding balance of $330.0 million and $340.0 million as of June 27, 2021 and December 27, 2020, respectively (the “Term Loan Facility” and together with the Revolving Facility, the “PJI Facilities”).  Including outstanding letters of credit, the Company’s remaining availability under the PJI Facilities at June 27, 2021 was approximately $259.2 million.

We use interest rate swaps to hedge against the effects of potential interest rate increases on borrowings under our PJI Facilities.  As of June 27, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

The weighted average interest rates on our PJI Facilities, including the impact of the interest rate swap agreements, were 3.2% for the three- and six- month periods ended June 27, 2021, compared to 3.8% for the three- and six- month periods ending June 28, 2020, respectively.

Our PJI Credit Agreement contains affirmative and negative covenants, including the following financial covenants, as defined by the Amended Credit Agreement:

Actual Ratio as of
	Permitted Ratio	June 27, 2021
Leverage ratio	Not to exceed 4.25 to 1.0	2.2 to 1.0

Interest coverage ratio	Not less than 2.50 to 1.0	4.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 27, 2021.

Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender.  There was no debt outstanding under the PJMF Revolving Facility as of June 27, 2021 and December 27, 2020.  The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $128.0 million for the six months ended June 27, 2021 compared to $87.7 million for the corresponding period of 2020. The increase of $40.3 million was primarily due to higher net income.

Cash flow used in investing activities was $19.5 million for the six months ended June 27, 2021 compared to $16.9 million for the same period in 2020, or an increase of $2.6 million. The increase in cash flow used in investing activities was primarily due to an increase in capital expenditures, partially offset by lower notes issued and higher repayments.

Cash flow used in financing activities was $142.9 million for the six months ended June 27, 2021 compared to $22.8 million for the same period of 2020.  The increase of $120.1 million in cash flow used in financing activities was primarily due to the payment of cash consideration to Starboard and certain franchisees for the repurchase and conversion of all of the Company’s Series B Preferred Stock outstanding, offset by an increase in proceeds from our revolving credit facility.

Dividends

The Company recorded dividends of approximately $20.4 million for the six months ended June 27, 2021 consisting of the following:

●	$14.8 million paid to common stockholders ($0.45 per share);
●	$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum);
●	$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock; and
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).

On August 3, 2021, our Board of Directors approved a 55.6% increase in the Company’s dividend rate per common share, from $0.90 on an annual basis to $1.40 on an annual basis, and subsequently declared a third quarter dividend of $0.35 per common share, of which approximately $12.8 million will be paid to common stockholders.  The common share dividend will be paid on August 27, 2021 to stockholders of record as of the close of business on August 16, 2021.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment and dividends paid to preferred stockholders. We view free cash flow as an important financial measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures.  See “Items Impacting Comparability; Non-GAAP Measures” for a discussion of free cash flow.  The Company’s free cash flow was as follows for the six-month periods of 2021 and 2020 (in thousands):

	Six Months Ended
	June 27,	June 28,
	2021	2020

Net cash provided by operating activities	$128,030	$87,658
Purchases of property and equipment	(21,543)	(13,795)
Dividends paid to preferred stockholders (1)	(6,394)	(6,825)
Free cash flow	$100,093	$67,038

(1)  This does not include the cash consideration paid for the repurchase and conversion of the Series B Preferred Stock. See “Recent Developments and Trends” for additional information.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the COVID-19 pandemic and the related restrictions, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, our plans to open a new office in Atlanta, the associated reorganization costs and the related organizational, employment and real estate changes that are expected, royalty relief, the effectiveness of our menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties and opportunities associated with or related to the COVID-19 pandemic, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; changes in consumer demand or behavior; labor shortages at Company and/or franchised stores; impact of delayed new store openings, both domestically and internationally; the overall contraction in global economic activity, including increased unemployment; our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing and other cyber-attacks;
●	the uncertainty of whether and to what extent the increase in demand for our products that we are currently experiencing during the COVID-19 pandemic will continue following a cessation of the effects of the virus in the future;
●	our ability to successfully implement or fully realize the anticipated benefits of our corporate reorganization and new office in Atlanta, Georgia and corporate reorganization in the timeframes we desire or within the expected range of expenses, or at all. In addition, turnover in our support teams due to our relocation to Georgia could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in labor costs, food costs or sustained higher other operating costs. This could include increased employee compensation, including as a result of changes in minimum wage, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;

●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of mozzarella cheese, desserts, garlic cups or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including COVID-19;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our Revolving Facility and our Term Loan Facility, which comprise the PJI Facilities. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Facilities. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 27, 2021 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. See “Note 8” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 7% of our revenues were derived from these operations for the three and six months ended June 27, 2021, as compared to 6% for the prior year comparable periods.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $3.8 million and $5.8 million on International revenues for the three and six months ended June 27, 2021, and an unfavorable impact of $1.5 million and $2.0 million for the three and six months ended June 28, 2020, respectively.  Foreign currency exchange rate fluctuations had a favorable impact of approximately $900,000 and $1.4 million on operating income for the three and six months ended June 27, 2021, respectively, and an unfavorable impact of $600,000 and $900,000 on operating income for the three and six months ended June 28, 2020, respectively.

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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2021 and the projected average block price by quarter for 2021 (based on the July 30, 2021 Chicago Mercantile Exchange cheese futures market prices):

	2021		2020
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.676		$1.857
Quarter 2	1.680		1.679
Quarter 3	1.677		2.262
Quarter 4	1.822		2.235
Full Year	$1.714	*	$2.008

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 31, 2021.  Through June 27, 2021, a total of 116,000 shares with an aggregate cost of $10.9 million and an average price of $94.24 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.  Subsequent to June 27, 2021, we acquired an additional 41,000 shares at an aggregate cost of $4.3 million.  Approximately $59.8 million remained available for repurchase of common stock under this authorization as of July 30, 2021.

The following table summarizes our repurchase activity by fiscal period during the three months ended June 27, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

5/24/2021 - 6/27/2021	68	$101.20	116	$64,110

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Repurchase & Conversion of Series B Preferred Stock

On May 11, 2021, the Company entered into a Share Repurchase Agreement with Starboard, pursuant to which (i) the Company repurchased from Starboard 78,387 shares of Series B Preferred Stock and (ii) Starboard converted the remaining 171,613 shares of Series B Preferred Stock that it owned into 3,458,360 shares of the Company’s common stock pursuant to the terms of the Certificate of Designation of the Series B Preferred Stock. On June 3, 2021, the Company entered into agreements with certain franchisee investors to repurchase 1,000 shares of the outstanding Series B Preferred Stock and convert the remaining 1,530 shares of Series B Preferred Stock into 30,769 shares of common stock. The Company paid Starboard and the franchisee investors aggregate one-time cash payments of $188.6 million for the repurchase and conversion of all of the outstanding shares of Series B Preferred Stock.

Repurchases of Stock for Tax Withholdings

During the fiscal quarter ended June 27, 2021, the Company acquired approximately 500 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 5. Other Information

On August 3, 2021, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware to eliminate the Series B Preferred Stock. No shares of Series B Preferred Stock were issued or outstanding following the repurchase and conversion thereof in the second quarter of 2021. Effective upon filing, the Certificate of Elimination eliminated from the Company’s Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Series B Preferred Stock. The shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of the Company, without designation as to series.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Elimination of Series B Convertible Preferred Stock of Papa John’s International, Inc., effective August 3, 2021.

10.1

Share Repurchase Agreement, dated May 11, 2021, by and among Papa John’s International, Inc. and the sellers listed on the schedule of sellers attached thereto.  Exhibit 10.1 to our report on Form 8-K as filed on May 12, 2021 is incorporated herein by reference.

10.2

Amendment No. 2 to the March 15, 2019 Endorsement Agreement for personal services of Shaquille O’Neal by and among ABG-Shaq, LLC, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc., effective July 29, 2021.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 27, 2021, filed on August 5, 2021, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 5, 2021	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer