Form 10-Q
period 2021-09-26
PAPA JOHNS INTERNATIONAL INC
filed 2021-11-04
CIK 901491

PIZZA

PAPA JOHN'S®

BETTER INGREDIENTS.
BETTER PIZZA.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2021

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

At October 29, 2021, there were outstanding 36,363,904 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 26,	December 27,
(In thousands, except per share amounts)	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,813	$130,204
Accounts receivable, net	79,534	90,135
Notes receivable, current portion	13,075	11,318
Income tax receivable	599	1,273
Inventories	33,490	30,265
Prepaid expenses and other current assets	39,249	43,212
Total current assets	271,760	306,407
Property and equipment, net	209,072	200,895
Finance lease right-of-use assets, net	21,917	16,840
Operating lease right-of-use assets	174,119	148,110
Notes receivable, less current portion, net	37,263	36,538
Goodwill	80,906	80,791
Deferred income taxes	13,926	10,800
Other assets	80,991	72,389
Total assets	$889,954	$872,770

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$42,384	$37,370
Income and other taxes payable	26,221	10,263
Accrued expenses and other current liabilities	201,528	174,563
Current deferred revenue	20,617	19,590
Current finance lease liabilities	4,914	3,545
Current operating lease liabilities	22,455	23,538
Current portion of long-term debt	—	20,000
Total current liabilities	318,119	288,869
Deferred revenue	12,471	13,664
Long-term finance lease liabilities	17,555	13,531
Long-term operating lease liabilities	157,359	124,666
Long-term debt, less current portion, net	414,915	328,292
Deferred income taxes	178	948
Other long-term liabilities	98,872	111,364
Total liabilities	1,019,469	881,334

Series B Convertible Preferred Stock; $0.01 par value; no shares authorized, issued or outstanding at September 26, 2021, compared to 260.0 shares authorized, 252.5 shares issued and outstanding at December 27, 2020	—	251,901
Redeemable noncontrolling interests	7,531	6,474

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 48,989 at September 26, 2021 and 45,288 at December 27, 2020)	490	453
Additional paid-in capital	440,742	254,103
Accumulated other comprehensive loss	(9,910)	(14,168)
Retained earnings	171,378	219,158
Treasury stock (12,806 shares at September 26, 2021 and 12,743 shares at December 27, 2020, at cost)	(755,035)	(741,724)
Total stockholders’ deficit	(152,335)	(282,178)
Noncontrolling interests in subsidiaries	15,289	15,239
Total Stockholders’ deficit	(137,046)	(266,939)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$889,954	$872,770

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands, except per share amounts)	2021	2020	2021	2020

Revenues:
Domestic Company-owned restaurant sales	$191,584	$178,371	$584,942	$526,317
North America franchise royalties and fees	31,933	25,281	97,123	68,895
North America commissary revenues	189,224	181,338	560,743	504,379
International revenues	38,408	33,440	110,629	87,592
Other revenues	61,633	54,511	186,099	156,240
Total revenues	512,782	472,941	1,539,536	1,343,423
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	155,477	144,803	465,658	419,082
North America commissary expenses	175,399	167,937	518,310	466,676
International expenses	21,743	19,370	62,791	52,775
Other expenses	56,039	50,917	168,092	148,219
General and administrative expenses	54,070	52,601	157,779	148,680
Depreciation and amortization	11,477	12,764	36,830	37,436
Total costs and expenses	474,205	448,392	1,409,460	1,272,868
Operating income	38,577	24,549	130,076	70,555
Net interest expense	(3,979)	(3,636)	(11,275)	(11,230)
Income before income taxes	34,598	20,913	118,801	59,325
Income tax expense	4,057	4,516	19,387	11,984
Net income before attribution to noncontrolling interests	30,541	16,397	99,414	47,341
Net income attributable to noncontrolling interests	(1,285)	(689)	(4,021)	(2,576)
Net income attributable to the Company	$29,256	$15,708	$95,393	$44,765

Calculation of net income (loss) for earnings per share:
Net income attributable to the Company	$29,256	$15,708	$95,393	$44,765
Dividends on redemption of Series B Convertible Preferred Stock	—	—	(109,852)	—
Dividends paid to participating securities	(137)	(3,548)	(5,964)	(10,546)
Net income attributable to participating securities	(158)	(703)	—	(1,809)
Net income (loss) attributable to common shareholders	$28,961	$11,457	$(20,423)	$32,410

Basic earnings (loss) per common share	$0.80	$0.35	$(0.59)	$1.00
Diluted earnings (loss) per common share	$0.79	$0.35	$(0.59)	$0.99

Basic weighted average common shares outstanding	36,387	32,616	34,619	32,347
Diluted weighted average common shares outstanding	36,719	32,971	34,619	32,643

Dividends declared per common share	$0.350	$0.225	$0.800	$0.675

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2021	2020	2021	2020

Net income before attribution to noncontrolling interests	$30,541	$16,397	$99,414	$47,341
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,113)	1,721	383	(1,438)
Interest rate swaps (1)	1,535	1,647	5,147	(9,375)
Other comprehensive income (loss), before tax	422	3,368	5,530	(10,813)
Income tax effect:
Foreign currency translation adjustments	256	(395)	(88)	332
Interest rate swaps (2)	(353)	(379)	(1,184)	2,156
Income tax effect	(97)	(774)	(1,272)	2,488
Other comprehensive income (loss), net of tax	325	2,594	4,258	(8,325)
Comprehensive income before attribution to noncontrolling interests	30,866	18,991	103,672	39,016
Less: comprehensive (income), redeemable noncontrolling interests	(692)	(301)	(2,192)	(1,184)
Less: comprehensive (income), nonredeemable noncontrolling interests	(593)	(388)	(1,829)	(1,392)
Comprehensive income attributable to the Company	$29,581	$18,302	$99,651	$36,440

(1)Amounts reclassified out of accumulated other comprehensive loss into net interest expense include ($1,644) and ($5,084) for the three and nine months ended September 26, 2021, respectively, and ($1,674) and ($3,376) for the three and nine months ended September 27, 2020, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $368 and $1,139 for the three and nine months ended September 26, 2021, respectively, and $378 and $763 for the three and nine months ended September 27, 2020, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended September 26, 2021	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at June 27, 2021	36,215	$489	$435,608	$(10,235)	$154,769	$(743,819)	$15,290	$(147,898)
Net income (1)	—	—	—	—	29,256	—	593	29,849
Other comprehensive income, net of tax	—	—	—	325	—	—	—	325
Cash dividends on common stock	—	—	48	—	(12,845)	—	—	(12,797)
Exercise of stock options	51	1	3,111	—	—	—	—	3,112
Acquisition of Company common stock	(103)	—	—	—	—	(12,367)	—	(12,367)
Stock-based compensation expense	—	—	4,317	—	—	—	—	4,317
Issuance of restricted stock	15	—	(873)	—	—	873	—	—
Tax effect of restricted stock awards	—	—	(1,423)	—	—	—	—	(1,423)
Distributions to noncontrolling interests	—	—	—	—	—	—	(594)	(594)
Other	5	—	(46)	—	198	278	—	430
Balance at September 26, 2021	36,183	$490	$440,742	$(9,910)	$171,378	$(755,035)	$15,289	$(137,046)

For the nine months ended September 26, 2021
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	95,393	—	1,829	97,222
Other comprehensive income, net of tax	—	—	—	4,258	—	—	—	4,258
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,498)	—	—	64,168
Cash dividends on common stock	—	—	110	—	(27,750)	—	—	(27,640)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	199	2	11,209	—	—	—	—	11,211
Acquisition of Company common stock	(187)	—	—	—	—	(20,555)	—	(20,555)
Stock-based compensation expense	—	—	12,519	—	—	—	—	12,519
Issuance of restricted stock	125	—	(6,538)	—	—	6,538	—	—
Tax effect of restricted stock awards	—	—	(5,310)	—	—	—	—	(5,310)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,779)	(1,779)
Other	12	—	18	—	(804)	706	—	(80)
Balance at September 26, 2021	36,183	$490	$440,742	$(9,910)	$171,378	$(755,035)	$15,289	$(137,046)

(1)	Net income to the Company for the three and nine months ended September 26, 2021 excludes $692 and $2,192, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At September 26, 2021, the accumulated other comprehensive loss of $9,910 was comprised of net unrealized foreign currency translation loss of $3,499 and net unrealized loss on the interest rate swap agreements of $6,411.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended September 27, 2020	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at June 28, 2020	32,349	$451	$243,577	$(21,104)	$212,104	$(742,600)	$15,724	$(291,848)
Net income (2)	—	—	—	—	15,708	—	388	16,096
Other comprehensive income, net of tax	—	—	—	2,594	—	—	—	2,594
Cash dividends on common stock	—	—	78	—	(7,414)	—	—	(7,336)
Cash dividends on preferred stock	—	—	—	—	(3,412)	—	—	(3,412)
Exercise of stock options	131	1	7,499	—	—	—	—	7,500
Stock-based compensation expense	—	—	4,328	—	—	—	—	4,328
Issuance of restricted stock	2	—	(105)	—	—	105	—	—
Tax effect of restricted stock awards	—	—	(86)	—	—	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(697)	(697)
Other	3	—	(81)	—	(75)	172	—	16
Balance at September 27, 2020	32,485	$452	$255,210	$(18,510)	$216,911	$(742,323)	$15,415	$(272,845)

For the nine months ended September 27, 2020
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (1)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted Balance at December 30, 2019	31,894	$447	$219,047	$(10,185)	$204,631	$(747,327)	$15,665	$(317,722)
Net income (2)	—	—	—	—	44,765	—	1,392	46,157
Other comprehensive loss, net of tax	—	—	—	(8,325)	—	—	—	(8,325)
Cash dividends on common stock	—	—	210	—	(22,066)	—	—	(21,856)
Cash dividends on preferred stock	—	—	—	—	(10,237)	—	—	(10,237)
Exercise of stock options	505	5	29,199	—	—	—	—	29,204
Stock-based compensation expense	—	—	13,071	—	—	—	—	13,071
Issuance of restricted stock	79	—	(4,573)	—	—	4,573	—	—
Tax effect of restricted stock awards	—	—	(1,665)	—	—	—	—	(1,665)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,642)	(1,642)
Other	7	—	(79)	—	(182)	431	—	170
Balance at September 27, 2020	32,485	$452	$255,210	$(18,510)	$216,911	$(742,323)	$15,415	$(272,845)

(1)	As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
(2)	Net income to the Company for the three and nine months ended September 27, 2020 excludes $301 and $1,184, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At September 27, 2020, the accumulated other comprehensive loss of $18,510 was comprised of net unrealized foreign currency translation loss of $6,705 and net unrealized loss on the interest rate swap agreements of $11,805.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(In thousands)	2021	2020

Operating activities
Net income before attribution to noncontrolling interests	$99,414	$47,341
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for allowance for credit losses on accounts and notes receivable	(920)	(334)
Depreciation and amortization	36,830	37,436
Deferred income taxes	(5,113)	(4,696)
Stock-based compensation expense	12,519	13,071
Other	1,052	1,233
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,955	(4,378)
Income tax receivable	674	3,131
Inventories	(3,217)	(1,173)
Prepaid expenses and other current assets	11,277	14,393
Other assets and liabilities	(8,627)	18,080
Accounts payable	5,014	3,147
Income and other taxes payable	15,958	2,435
Accrued expenses and other current liabilities	24,001	40,112
Deferred revenue	(1,193)	(1,251)
Net cash provided by operating activities	193,624	168,547
Investing activities
Purchases of property and equipment	(41,328)	(24,269)
Notes issued	(14,637)	(13,240)
Repayments of notes issued	15,352	8,906
Acquisitions, net of cash acquired	(699)	—
Other	121	15
Net cash used in investing activities	(41,191)	(28,588)
Financing activities
Proceeds from issuance of senior notes	400,000	—
Repayment of term loan	(340,000)	(15,000)
Net proceeds (repayments) of revolving credit facilities	15,000	(5,000)
Debt issuance costs	(9,179)	—
Proceeds from exercise of stock options	11,211	29,204
Dividends paid to common stockholders	(27,640)	(21,856)
Dividends paid to preferred stockholders	(6,394)	(10,237)
Tax payments for equity award issuances	(5,310)	(1,665)
Repurchase of Series B Convertible Preferred Stock	(188,647)	—
Acquisition of Company common stock	(20,555)	—
Distributions to noncontrolling interests	(2,914)	(1,778)
Other	(2,630)	(1,105)
Net cash used in financing activities	(177,058)	(27,437)
Effect of exchange rate changes on cash and cash equivalents	234	(383)
Change in cash and cash equivalents	(24,391)	112,139
Cash and cash equivalents at beginning of period	130,204	27,911
Cash and cash equivalents at end of period	$105,813	$140,050

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 26, 2021

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 27, 2020.

2.	Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for credit losses on accounts and notes receivable, intangible assets, contract assets and contract liabilities, including the online customer loyalty program obligation and gift card breakage, right-of-use assets and lease liabilities, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 188 and 192 restaurants at September 26, 2021 and September 27, 2020, respectively.

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

Net income attributable to these joint ventures for the three and nine months ended September 26, 2021 and September 27, 2020 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020

Papa John’s International, Inc.	$2,171	$1,292	$6,816	$4,743
Noncontrolling interests	1,285	689	4,021	2,576
Total net income	$3,456	$1,981	$10,837	$7,319

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

Fair Value Measurements and Disclosures

The Company determines the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following three categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

Fair value is a market-based measurement, not an entity-specific measurement. Considerable judgment is required to interpret market data to estimate fair value; accordingly, the fair values presented do not necessarily indicate what the Company or its debtholders could realize in a current market exchange.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 26, 2021 and December 27, 2020 are as follows:

	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
September 26, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$40,482	$40,482	$—	$—

Financial liabilities:
Interest rate swaps (b)	8,162	—	8,162	—

December 27, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$37,578	$37,578	$—	$—

Financial liabilities:
Interest rate swaps (b)	13,452	—	13,452	—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable.   The carrying value of notes receivable, net of allowances, also approximates fair value.  The Company’s revolving credit facilities and term debt under the Previous Credit Facility approximate carrying value due to their variable market-based interest rate.  The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of September 26, 2021 and December 27, 2020, respectively:

	September 26, 2021		December 27, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
3.875% Senior Notes	$400,000	$401,000	$—	$—

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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(in thousands)	Accounts Receivable	Notes Receivable
Balance at December 27, 2020	$3,622	$3,211
Current period benefit for expected credit losses	(80)	(563)
Write-offs charged against the allowance	(1,212)	(843)
Recoveries collected	—	(277)
Balance at September 26, 2021	$2,330	$1,528

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At September 26, 2021, we leased and subleased approximately 410 Papa John’s restaurants to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.  We recognized total sublease income of $9.0 million and $7.6 million within Other revenues in the Condensed Consolidated Statements of Operations for the nine months ended September 26, 2021 and September 27, 2020, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 71 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of September 26, 2021, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $12.1 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(in thousands)	September 26, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$864	$435
Financing cash flows from finance leases	3,358	1,438
Operating cash flows from operating leases (a)	28,830	27,965
Right-of-use assets obtained in exchange for new finance lease liabilities	9,190	1,056
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	52,462	18,421
Cash received from sublease income	8,728	7,641

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b) Includes right-of-use assets of approximately $21.8 million for the nine months ended September 26, 2021 associated with the lease commencement of our Atlanta, Georgia corporate office.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 26,	December 27,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$32,629	$9,394
Accounts receivable, net	13,078	23,711
Income tax receivable	191	192
Prepaid expenses and other current assets	1,802	1,914
Total current assets	47,700	35,211
Deferred income taxes	595	588
Total assets	$48,295	$35,799

Liabilities
Current liabilities:
Accounts payable	$9,810	$5,429
Income and other taxes payable	2	2
Accrued expenses and other current liabilities	39,663	32,578
Current deferred revenue	3,235	3,938
Total current liabilities	52,710	41,947
Deferred revenue	1,881	2,419
Total liabilities	$54,591	$44,366

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets.  During the three and nine months ended September 26, 2021, the Company recognized $9.2 million and $27.3 million in revenue, respectively, related to deferred revenue, compared to $8.4 million and $24.7 million for the three and nine months ended September 27, 2020.

The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	September 26, 2021	December 27, 2020	Change
Franchise fees and unredeemed gift card liabilities	$17,949	$19,890	$(1,941)
Customer loyalty program obligations	15,139	13,364	1,775
Total contract liabilities	$33,088	$33,254	$(166)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of September 26, 2021 and December 27, 2020, the contract assets were approximately $5.6 million and $5.1 million, respectively.  For the three and nine months ended September 26, 2021, revenue was reduced approximately $0.8 million and $2.2 million, respectively, for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,242	$2,003	$1,766	$1,550	$1,294	$2,477	$11,332

Approximately $1.5 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.1 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Common Stock and Series B Convertible Preferred Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at September 26, 2021 and December 27, 2020, respectively) and 100.0 million shares of common stock as of September 26, 2021 and December 27, 2020, respectively.  There were 36.2 million shares of the Company’s common stock outstanding at September 26, 2021 compared to 32.5 million shares at December 27, 2020.

During the second quarter of 2021, the Company entered into a Share Repurchase Agreement with certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), pursuant to which (i) the Company repurchased from Starboard 78,387 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”) and (ii) Starboard converted the remaining 171,613 shares of Series B Preferred Stock that it owned into 3,458,360 shares of the Company’s common stock pursuant to the terms of the Certificate of Designation of the Series B Preferred Stock.  Additionally, the Company entered into agreements with certain franchisee investors to repurchase 1,000 shares of the outstanding Series B Preferred Stock and convert the remaining 1,530 shares of Series B Preferred Stock into 30,769 shares of common stock.  The Company paid Starboard and the franchisee investors aggregate one-time cash payments of $188.6 million for the repurchase and conversion of all of the outstanding shares of Series B Preferred Stock.  The excess of the cash payment over the carrying value of the respective Series B Preferred Stock redeemed resulted in $109.9 million of dividends on redemption of Series B Convertible Preferred Stock in the Condensed Consolidated Statement of Operations, which reduced net income attributable to common stockholders during the second quarter of 2021.  Diluted earnings per share for the nine months ended September 26, 2021 was reduced by $3.14 as a result of this transaction.

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

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 26, 2021.  Through September 26, 2021, a total of approximately 219,000 shares with an aggregate cost of $23.3 million and an average price of $106.16 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.  Subsequent to September 26, 2021, we acquired an additional 158,000 shares at an aggregate cost of $19.8 million and an average price of $125.50 per share.  Approximately $31.9 million remained available under this share repurchase program as of October 29, 2021.

Subsequent to the end of the third quarter, on October 28, 2021, our Board of Directors approved a new share repurchase program for up to $425.0 million of the Company’s common stock, with an indefinite duration. This represents approximately 9.4% of the Company’s currently outstanding common stock based on the closing stock price as of October 29, 2021.  The new share repurchase program will initially operate alongside the Company’s existing $75.0 million share repurchase authorization, which expires on December 26, 2021.

The timing and volume of share repurchases under the Company’s share repurchase programs may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the programs may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase programs may be commenced or suspended from time to time at the Company’s discretion without prior notice.  Funding for the share repurchase programs will be provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.

Dividends

The Company recorded dividends of approximately $33.2 million for the nine months ended September 26, 2021 consisting of the following:

●	$27.6 million paid to common stockholders ($0.80 per share);
●	$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum);
●	$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock; and
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).

On October 28, 2021, our Board of Directors declared a fourth quarter dividend of $0.35 per common share, of which approximately $12.8 million will be paid to common stockholders.  The common share dividend will be paid on November 19, 2021 to stockholders of record as of the close of business on November 9, 2021.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

7. Earnings (Loss) Per Share

We compute earnings (loss) per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings (loss) per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The shares of Series B Preferred Stock, which were repurchased by the Company or converted into shares of common stock during the second quarter of 2021, and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net income (loss) attributable to common shareholders.  Additionally, any accretion to the redemption value for the Series B Preferred Stock or cash payments in excess of their respective carrying values upon redemption was treated as a deemed dividend in the two-class earnings per share calculation.

The calculations of basic and diluted earnings (loss) per common share are as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020

Basic earnings (loss) per common share
Net income attributable to the Company	$29,256	$15,708	$95,393	$44,765
Dividends on redemption of Series B Convertible Preferred Stock	—	—	(109,852)	—
Dividends paid to participating securities	(137)	(3,548)	(5,964)	(10,546)
Net income attributable to participating securities	(158)	(703)	—	(1,809)
Net income (loss) attributable to common shareholders	$28,961	$11,457	$(20,423)	$32,410

Basic weighted average common shares outstanding	36,387	32,616	34,619	32,347
Basic earnings (loss) per common share	$0.80	$0.35	$(0.59)	$1.00

Diluted earnings (loss) per common share
Net income (loss) attributable to common shareholders	$28,961	$11,457	$(20,423)	$32,410

Weighted average common shares outstanding	36,387	32,616	34,619	32,347
Dilutive effect of outstanding equity awards (a)	332	355	—	296
Diluted weighted average common shares outstanding (b)	36,719	32,971	34,619	32,643
Diluted earnings (loss) per common share	$0.79	$0.35	$(0.59)	$0.99
(a)	Excludes 132 equity awards for the nine months ended September 27, 2020, as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding at September 27, 2020 (none at September 26, 2021). For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares for September 27, 2020. This calculation was anti-dilutive for the September 27, 2020 period and as such was excluded.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	September 26,	December 27,
	2021	2020
Outstanding debt	$425,000	$350,000
Unamortized debt issuance costs	(10,085)	(1,708)
Current portion of long-term debt	—	(20,000)
Total long-term debt, net	$414,915	$328,292

Our outstanding debt as of September 26, 2021 was $425.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes due 2029 (the “Notes”) and $25.0 million under the PJI Revolving Facility (as defined below). Including outstanding letters of credit, the remaining availability under the PJI Revolving Facility was approximately $572.3 million as of September 26, 2021.

Senior Notes

On September 14, 2021, the Company issued $400.0 million of Notes which will mature on September 15, 2029.  The Notes are guaranteed by each of the Company’s existing and future domestic restricted subsidiaries that are guarantors or borrowers under the Amended Credit Agreement (as defined below) or other certain indebtedness. The Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act. Interest on the Notes will be payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on March 15, 2022, at a fixed interest rate of 3.875% per annum.  In connection with the Notes, the Company recorded $7.1 million of debt issuance costs, which are being amortized into net interest expense over the term of the Notes.

The net proceeds from the Notes, together with borrowings under the Amended Credit Agreement (as defined below), were used to repay outstanding revolver and term loan borrowings under the Company’s Previous Credit Agreement (as defined below).

The Company may redeem the Notes, in whole or in part, at any time on or after September 15, 2024 at established redemption prices ranging from 97 to 194 basis points depending on when the Notes are redeemed.  At any time prior to September 15, 2024, the Company may also redeem up to 40% of the Notes with net cash proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, excluding the redemption date.  In addition, at any time prior to September 15, 2024, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest and an applicable “make-whole” premium.  The Notes also contain customary redemption provisions related to asset sales and certain change of control transactions.

The Indenture governing the Notes contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Notes and certain provisions related to bankruptcy events.  The Indenture also contains customary negative covenants.

Amended Credit Agreement

Concurrently with the closing of the Notes, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing the previous $800.0 million credit agreement (“Previous Credit Agreement”).  The Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit.  The PJI Revolving Facility will mature on September 14, 2026.  In connection with the Amended Credit Agreement, the Company recorded $2.1 million of debt issuance costs, which are being amortized into net interest expense over the term of the Amended Credit Agreement.

Up to $50.0 million of the PJI Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos.  Additionally, the Amended Credit Agreement includes an accordion feature allowing for a future increase of the PJI Revolving Facility and/or incremental term loans in an aggregate amount of up to $500.0 million, subject to certain conditions, including obtaining commitments from one or more new or existing lenders to provide such increased amounts and ongoing compliance with financial covenants.

Loans under the PJI Revolving Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.25% to 2.00% or a base rate (generally determined according to the greater of a prime rate, federal funds rate plus 0.50%, or a LIBOR rate plus 1.00%) plus a margin ranging from 0.25% to 1.00%.  In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the then most recently ended four quarter period (the “Leverage Ratio”).  An unused commitment fee ranging from 18 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the unutilized commitments under the PJI Revolving Facility.  Loans outstanding under the PJI Revolving Facility may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect.  The Amended Credit Agreement also contain provisions specifying alternative interest rate calculations to be used at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. In addition, the Company will be subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00.  We were in compliance with these financial covenants at September 26, 2021.

Obligations under the Amended Credit Agreement are guaranteed by certain direct and indirect material domestic subsidiaries of the Company (the “Guarantors”) and are secured by a security interest in substantially all of the capital stock and equity interests of the Company’s and the Guarantors’ domestic and first tier material foreign subsidiaries.  The Amended Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the PJI Revolving Facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the subsidiary guarantors.

PJMF Revolving Facility

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2022.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 1.9% and 2.7% for the three and nine months ended September 27, 2020, respectively. There was no debt outstanding under the PJMF Revolving Facility as of September 26, 2021 or December 27, 2020. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Derivative Financial Instruments

As of September 26, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt		Fixed Rates
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$50	million	2.00%

In September 2021, we de-designated $350.0 million of our interest rate swaps as cash flow hedges following the issuance of the Notes. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss (“AOCL”) will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	September 26,	December 27,
Balance Sheet Location	2021	2020
Other current and long-term liabilities	$8,162	$13,452

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of Gain	Amount of Gain
Derivatives -	Amount of Gain or	or (Loss)	or (Loss)	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations
Interest rate swaps for the three months ended:
September 26, 2021	$1,182	Interest expense	$(1,644)	$(3,979)
September 27, 2020	$1,268	Interest expense	$(1,674)	$(3,636)

Interest rate swaps for the nine months ended:
September 26, 2021	$3,963	Interest expense	$(5,084)	$(11,275)
September 27, 2020	$(7,219)	Interest expense	$(3,376)	$(11,230)

Interest paid, including payments made or received under the swaps, was $4.1 million and $3.9 million for the three months ended September 26, 2021 and September 27, 2020, respectively, and $11.1 million and $12.0 million for the nine months ended September 26, 2021 and September 27, 2020, respectively.

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of September 26, 2021 as it does not believe a loss is probable or reasonably estimable.

10.  Strategic Corporate Reorganization for Long-term Growth

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta. The space is designed to drive continued menu innovation and optimize integration across marketing, communications, customer experience, operations, human resources, diversity, equity and inclusion, financial planning and analysis, investor relations and development functions.  Our information technology, finance, supply chain, and legal teams will continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain an office outside of London, United Kingdom, where our international operations are managed.  All affected employees were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $17.0 to $20.0 million related to employee severance and transition, recruitment and relocation, and third party and other costs through 2021.  Of these costs, we have cumulatively incurred approximately $15.3 million through September 26, 2021 which include $8.3 million of employee severance and other employee transition costs, $4.0 million of recruiting and professional fees, $2.9 million of relocation costs, and $1.0 million of other costs, offset by ($0.9) million of stock-based compensation forfeitures on unvested awards.

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

As of September 26, 2021 and December 27, 2020, the estimate of incurred but unpaid strategic corporate reorganization costs are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.  The following table summarizes the activity for the nine months ended September 26, 2021:

	Balance at			Balance at
	December 27,			September 26,
	2020	Charges	Payments	2021
Employee severance and other employee transition costs	$4,615	$3,576	$(7,235)	$956
Recruiting and professional fees	145	2,431	(2,576)	—
Relocation costs	101	2,608	(1,677)	1,032
Other costs	—	749	(749)	—
Total strategic corporate reorganization liability	$4,861	$9,364	$(12,237)	$1,988

We expect to recognize additional costs associated with the corporate reorganization in the remainder of 2021 of approximately $2.0 to $5.0 million.

11.	Segment Information

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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2021	2020	2021	2020
Revenues:
Domestic Company-owned restaurants	$191,584	$178,371	$584,942	$526,317
North America franchising	31,933	25,281	97,123	68,895
North America commissaries	189,224	181,338	560,743	504,379
International	46,880	40,328	135,761	106,846
All others	53,161	47,623	160,967	136,986
Total revenues	$512,782	$472,941	$1,539,536	$1,343,423

Intersegment revenues:
North America franchising	$1,037	$824	$3,138	$2,291
North America commissaries	53,454	50,306	158,952	142,169
All others	18,522	27,168	56,613	66,509
Total intersegment revenues	$73,013	$78,298	$218,703	$210,969

Operating income:
Domestic Company-owned restaurants	$9,480	$8,439	$40,165	$33,852
North America franchising	29,830	23,353	90,791	62,855
North America commissaries	9,598	8,208	29,089	24,579
International	9,618	7,986	26,665	16,836
All others	3,848	3,193	14,860	5,030
Unallocated corporate expenses	(23,158)	(26,921)	(70,937)	(71,978)
Elimination of intersegment losses (profits)	(639)	291	(557)	(619)
Total operating income	$38,577	$24,549	$130,076	$70,555

Property and equipment, net:
Domestic Company-owned restaurants	$237,155
North America commissaries	147,186
International	15,026
All others	103,054
Unallocated corporate assets	229,359
Accumulated depreciation and amortization	(522,708)
Total property and equipment, net	$209,072

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended September 26, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$191,584	$-	$-	$-	$-	$191,584
Franchise royalties and fees	-	32,970	-	14,031	-	47,001
Commissary sales	-	-	242,678	24,377	-	267,055
Other revenues	-	-	-	8,472	71,683	80,155
Eliminations	-	(1,037)	(53,454)	-	(18,522)	(73,013)
Total segment revenues	$191,584	$31,933	$189,224	$46,880	$53,161	$512,782
International other revenues (1)	-	-	-	(8,472)	8,472	-
Total revenues	$191,584	$31,933	$189,224	$38,408	$61,633	$512,782

	Reportable Segments
	Three Months Ended September 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$178,371	$-	$-	$-	$-	$178,371
Franchise royalties and fees	-	26,105	-	10,703	-	36,808
Commissary sales	-	-	231,644	22,737	-	254,381
Other revenues	-	-	-	6,888	74,791	81,679
Eliminations	-	(824)	(50,306)	-	(27,168)	(78,298)
Total segment revenues	$178,371	$25,281	$181,338	$40,328	$47,623	$472,941
International other revenues (1)	-	-	-	(6,888)	6,888	-
Total revenues	$178,371	$25,281	$181,338	$33,440	$54,511	$472,941

	Reportable Segments
	Nine Months Ended September 26, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$584,942	$-	$-	$-	$-	$584,942
Franchise royalties and fees	-	100,261	-	39,396	-	139,657
Commissary sales	-	-	719,695	71,233	-	790,928
Other revenues	-	-	-	25,132	217,580	242,712
Eliminations	-	(3,138)	(158,952)	-	(56,613)	(218,703)
Total segment revenues	$584,942	$97,123	$560,743	$135,761	$160,967	$1,539,536
International other revenues (1)	-	-	-	(25,132)	25,132	-
Total revenues	$584,942	$97,123	$560,743	$110,629	$186,099	$1,539,536

	Reportable Segments
	Nine Months Ended September 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$526,317	$-	$-	$-	$-	$526,317
Franchise royalties and fees	-	71,186	-	27,962	-	99,148
Commissary sales	-	-	646,548	59,630	-	706,178
Other revenues	-	-	-	19,254	203,495	222,749
Eliminations	-	(2,291)	(142,169)	-	(66,509)	(210,969)
Total segment revenues	$526,317	$68,895	$504,379	$106,846	$136,986	$1,343,423
International other revenues (1)	-	-	-	(19,254)	19,254	-
Total revenues	$526,317	$68,895	$504,379	$87,592	$156,240	$1,343,423

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $8.5 million and $25.1 million of revenue for the three and nine months ended September 26, 2021, respectively, and $6.9 million and $19.3 million of revenue for the three and nine months ended September 27, 2020, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of September 26, 2021, there were 5,569 Papa John’s restaurants (591 Company-owned and 4,978 franchised) operating in 50 countries and territories. Our revenues are principally derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, sales of franchise and development rights, sales to franchisees of food and paper products, contributions received from franchisees for domestic and international marketing funds we control, revenues for printing and promotional items, and information systems and related services used in their operations.

Recent Developments and Trends

Growth Strategy. The Company delivered its ninth consecutive quarter of system-wide sales growth and continues to expand both domestically and internationally, as evidenced by our comparable sales and restaurant unit growth.  Our two-year comparable sales were 30.7% in North America and 29.0% internationally for the third quarter, driven by menu innovation and customer retention.  Additionally, new store openings continued to accelerate in the third quarter with the opening of 46 restaurants, net (169 net unit growth for the nine months ended September 26, 2021).  Our expanding development pipeline is on track to be a key long-term growth driver, with the largest domestic development deal in the history of the Company and an expanding international partnership both being announced in the third quarter.  We plan to focus on the continued strategy execution of innovation across our platforms to drive sustainable growth this year and beyond.

Capital Allocation Strategy.  During the quarter we executed on a key component of our capital allocation strategy with the issuance of $400.0 million of 3.875% senior notes which will mature on September 15, 2029 and the concurrent refinancing of our revolving credit facility. Subsequent to the end of the quarter, we announced a new $425.0 million share repurchase program to further enhance shareholder returns as we continue to invest in our long-term growth. These initiatives, paired with our previously announced annual dividend rate increase and the repurchase and conversion of all of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in the second quarter, strengthen our financial position, optimize our capital structure and provide value to our shareholders.

Coronavirus (“COVID-19”) and Related Market Impact. The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. Our delivery and carryout model positioned us to continue to experience strong demand for our products. Increased demand partly driven by the pandemic contributed to our strong sustainable comparable sales growth during the third quarter. To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and labor force availability. Our ability to attract and retain hourly employees in our restaurants has become more challenging, especially as the job market has become more competitive. We have continued to support these efforts through new hiring, referral and appreciation bonuses in the Company’s corporate restaurants and supply chain, holding national recruiting events, supplementing delivery drivers with delivery aggregator partnerships as needed and technology advancements. We expect staffing and labor challenges to be a priority focus for us and we expect to continue investing in these initiatives during the remainder of the year. We continue to focus on the safety of our team members, franchisees, and customers. The Company has taken steps to mitigate the impact of the COVID-19 pandemic by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures, for the protection of both our customers and team members.

We believe the pandemic has accelerated our previously announced efforts to innovate and bring new and former customers to the Papa John’s system. We believe that as the pandemic-related restrictions are lifted we will benefit in the long-term from the increase in customers we have experienced during the duration of the pandemic due to our menu innovation, customer loyalty programs and our offerings of high-quality pizza and other menu items.  Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Delta variant or otherwise) will have on our results of operations, liquidity or long-term financial condition, including whether and to what extent the increased demand for our products will continue.  For a discussion of the risks to our business presented by the COVID-19 pandemic, see the risk factors disclosed in the Company’s Annual Report on Form-10-K for the fiscal year ended December 27, 2020.

Strategic Corporate Reorganization for Long-term Growth.  In the third quarter of 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta. The Atlanta office is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. Affected employees who did not relocate to Atlanta were offered a separation package. As a result, we expect to incur certain one-time corporate reorganization costs of approximately $17.0 to $20.0 million related to employee severance and transition, recruitment and relocation and other third-party costs through 2021. Of that amount, we have incurred costs of approximately $15.3 million as of September 26, 2021 ($6.0 million in 2020 and $2.2 million and $9.4 million for the three and nine months ended September 26, 2021, respectively).  See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

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

	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Comparable sales growth:
Domestic Company-owned restaurants	7.4%	18.2%	11.6%	15.6%
North America franchised restaurants	6.8%	25.6%	12.3%	20.0%
North America restaurants	6.9%	23.8%	12.1%	19.0%
International restaurants	8.3%	20.7%	17.1%	9.4%
Total comparable sales growth	7.3%	23.0%	13.4%	16.5%
System-wide restaurant sales growth:
(excluding the impact of foreign currency)
Domestic Company-owned restaurants	7.3%	8.3%	11.1%	7.3%
North America franchised restaurants	8.0%	26.2%	13.1%	20.4%
North America restaurants	7.9%	21.8%	12.7%	17.3%
International restaurants	21.4%	22.9%	28.2%	12.2%
Total global system-wide restaurant sales growth	11.2%	22.1%	16.2%	16.0%

Restaurant Progression	Three Months Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
North America Company-owned:
Beginning of period	589	598	588	598
Opened	2	—	2	1
Closed	—	(1)	—	(2)
Acquired	—	—	1	—
End of period	591	597	591	597
North America franchised:
Beginning of period	2,720	2,686	2,701	2,690
Opened	21	14	57	38
Closed	(9)	(11)	(25)	(39)
Sold	—	—	(1)	—
End of period	2,732	2,689	2,732	2,689
International franchised:
Beginning of period	2,214	2,063	2,111	2,107
Opened	71	40	210	83
Closed	(39)	(29)	(75)	(116)
End of period	2,246	2,074	2,246	2,074
Total restaurants – end of period	5,569	5,360	5,569	5,360

Trailing four quarters net store growth	209	17

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Three Months Ended
	September 26, 2021		September 27, 2020
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$191,584		$178,371
North America franchise royalties and fees	31,933		25,281
North America commissary revenues	189,224		181,338
International revenues	38,408		33,440
Other revenues	61,633		54,511
Total revenues	512,782		472,941
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	155,477	81.2%	144,803	81.1%	0.1%
North America commissary expenses	175,399	92.7%	167,937	92.6%	0.1%
International expenses	21,743	56.6%	19,370	57.9%	(1.3)%
Other expenses	56,039	90.9%	50,917	93.4%	(2.5)%
General and administrative expenses	54,070	10.5%	52,601	11.1%	(0.6)%
Depreciation and amortization	11,477	2.2%	12,764	2.7%	(0.5)%
Total costs and expenses	474,205	92.5%	448,392	94.8%	(2.3)%
Operating income	38,577	7.5%	24,549	5.2%	2.3%
Net interest expense	(3,979)	(0.8)%	(3,636)	(0.8)%	0.0%
Income before income taxes	$34,598	6.7%	$20,913	4.4%	2.3%

	Nine Months Ended
	September 26, 2021		September 27, 2020
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$584,942		$526,317
North America franchise royalties and fees	97,123		68,895
North America commissary revenues	560,743		504,379
International revenues	110,629		87,592
Other revenues	186,099		156,240
Total revenues	1,539,536		1,343,423
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	465,658	79.6%	419,082	79.6%	0.0%
North America commissary expenses	518,310	92.4%	466,676	92.5%	(0.1)%
International expenses	62,791	56.8%	52,775	60.3%	(3.5)%
Other expenses	168,092	90.3%	148,219	94.9%	(4.6)%
General and administrative expenses	157,779	10.2%	148,680	11.1%	(0.9)%
Depreciation and amortization	36,830	2.4%	37,436	2.8%	(0.4)%
Total costs and expenses	1,409,460	91.6%	1,272,868	94.7%	(3.1)%
Operating income	130,076	8.4%	70,555	5.3%	3.1%
Net interest expense	(11,275)	(0.7)%	(11,230)	(0.8)%	0.1%
Income before income taxes	$118,801	7.7%	$59,325	4.5%	3.2%

Revenues

Consolidated revenues increased $39.8 million, or 8.4% to $512.8 million, and $196.1 million, or 14.6% to $1.54 billion, for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods.

Domestic Company-owned restaurant sales increased $13.2 million, or 7.4%, and $58.6 million, or 11.1%, for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods. The increases were primarily due to positive comparable sales increases of 7.4% and 11.6% for the three and nine months ended September 26, 2021, respectively. Comparable sales for the nine-month period were significantly impacted by new product innovation, including the successful launch of our new Epic Stuffed Crust pizza in the first quarter of 2021. In addition, the  increases are partly due to higher demand that has been sustained during the pandemic, which was not reflected in the first quarter of 2020.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $6.7 million, or 26.3%, and $28.2 million, or 41.0% for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods.  The increases were primarily due to positive comparable sales increases of 6.8% and 12.3% for the three and nine months ended September 26, 2021, respectively. Additionally, the three and nine months ended September 26, 2021 benefited from a higher effective royalty rate and higher franchise royalties of $3.5 million and $14.3 million, respectively, compared to the prior comparable periods primarily as a result of ending our temporary franchise assistance program in the third quarter of 2020.  The franchise assistance program was above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business.

North America franchise restaurant sales increased 8.0% to $693.9 million and 13.1% to $2.11 billion for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary revenues increased $7.9 million, or 4.3%, and $56.4 million, or 11.2%, for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods primarily due to higher volumes.  The nine-month period also included higher pricing on higher commodities.

International revenues increased $5.0 million, or 14.9%, and $23.0 million, or 26.3%, for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods, primarily due to higher royalties from increased equivalent units and higher comparable sales of 8.3% and 17.1% for the three and nine months ended September 26, 2021, respectively. International revenues also increased $2.1 million and $7.9 million for three and nine months ended September 26, 2021 due to favorable foreign exchange rates.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 21.4% to $320.3 million and 28.2% to $906.7 million for the three and nine months ended September 26, 2021, respectively, excluding the impact of foreign currency, primarily due to increases in comparable sales and equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $7.1 million, or 13.1%, and $29.9 million, or 19.1%, for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods. The increases were primarily due to higher marketing fund revenues from an increase in franchise sales and higher revenues from our technology platform, including our mobile ordering business which benefited from increased restaurant sales.

Costs and Expenses

Total costs and expenses were approximately $474.2 million, or 92.5% of total revenues for the three months ended September 26, 2021, as compared to $448.4 million, or 94.8% of related revenues for the prior year comparable period. For the nine months ended September 26, 2021, total costs and expenses were approximately $1.41 billion, or 91.6% of total revenues, as compared to $1.27 billion, or 94.7% of total revenues for the prior year comparable period. The decreases in total costs and expenses, as a percentage of revenues, were primarily due to the following:

Domestic Company-owned restaurant expenses were $155.5 million, or 81.2% of related revenues for the three months ended September 26, 2021, as compared to $144.8 million, or 81.1% of related revenues for the prior year comparable period.  For the nine months ended September 26, 2021, Domestic Company-owned restaurant expenses were $465.7 million or 79.6% of related revenues, compared to expenses of $419.1 million, or 79.6% of related revenues for the prior year comparable period.  The expenses, as a percentage of revenues, were relatively flat as labor and commodities pressures were offset by leveraging fixed costs on higher revenues.

North America commissary expenses were $175.4 million, or 92.7% of related revenues, for the three months ended September 26, 2021, compared to $167.9 million, or 92.6% of related revenues for the prior year comparable period.  North America commissary expenses were $518.3 million, or 92.4% of related revenues, for the nine months ended September 26, 2021, compared to $466.7 million, or 92.5% of related revenues, for the prior year comparable period.

International expenses were $21.7 million, or 56.6% of related revenues for the three months ended September 26, 2021 compared to expenses of $19.4 million, or 57.9% of related revenues for the prior year comparable period. International expenses were $62.8 million, or 56.8% of related revenues, for the nine months ended September 26, 2021, compared to $52.8 million, or 60.3% of related revenues for the prior year comparable period. The 1.3% and 3.5% decreases in expenses as a percentage of revenues were primarily due to lower operating costs on higher royalties due to 8.3% and 17.1% increases in comparable sales for the three and nine months ended September 26, 2021, respectively.

Other expenses were $56.0 million, or 90.9% of related revenues for the three months ended September 26, 2021 compared to expenses of $50.9 million, or 93.4% of related revenues for the prior year comparable period. For the nine months ended September 26, 2021, Other expenses were $168.1 million, or 90.3% of related revenues, as compared to $148.2 million, or 94.9% of related revenues for the prior year comparable period. The 2.5% and 4.6% decreases in expenses, as a percentage of related revenues, were primarily due to higher margins from our online and mobile ordering business from higher comparable sales.

General and administrative expenses (“G&A”) were $54.1 million, or 10.5% of revenues, and $157.8 million, or 10.2% of revenues, for the three and nine months ended September 26, 2021, respectively, compared to $52.6 million and $148.7 million, or 11.1% of revenues for both comparable periods in the prior year.  G&A consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 26,	Sep. 27,	Sep. 26,	Sep. 27,
	2021	2020	2021	2020
Administrative expenses (a)	$51,398	$43,680	$148,533	$134,532
Strategic corporate reorganization costs (b)	2,153	—	9,364	—
Other general expenses (c)	519	8,921	(118)	14,148
General and administrative expenses	$54,070	$52,601	$157,779	$148,680

(a)	The increases in administrative expenses of $7.7 million and $14.0 million for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods were primarily due to higher professional and legal fees and travel and labor costs.
(b)	Represents strategic reorganization costs associated with our new office in Atlanta. See “Note 10” of “Notes to Condensed Consolidated Financial Statements” for additional information.
(c)	The decreases in other general expenses of $8.4 million and $14.3 million for the three and nine months ended September 26, 2021, respectively, were primarily due to our marketing fund investments of $10.0 million and

$15.0 million for the three- and nine-month periods of 2020, respectively, which were part of our previously announced franchise assistance program that concluded in the third quarter of 2020.

Depreciation and amortization expense was $11.5 million, or 2.2% of revenues, and $36.8 million, or 2.4% of revenues, for the three and nine months ended September 26, 2021, respectively, compared to $12.8 million, or 2.7% of revenues, and $37.4 million, or 2.8% of revenues, for the prior year comparable periods, respectively.  The 0.5% and 0.4% decreases in expenses as a percentage of revenues, respectively, were primarily due to the timing of fully depreciated assets.

Operating Income by Segment

Operating income increased approximately $14.0 million and $59.5 million for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods.  Operating income is summarized in the following table on a reporting segment basis.  Alongside the GAAP operating income data, we have included “adjusted” operating income to exclude Special items. Special items impacting operating income for 2021 include strategic corporate reorganization costs associated with our new office in Atlanta, Georgia. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.” We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended
	Reported	Special	Adjusted	Reported	Adjusted
	Sep. 26,	items	Sep. 26,	Sep. 27,	Increase
(In thousands)	2021	in 2021	2021	2020	(Decrease)

Domestic Company-owned restaurants	$9,480	$—	$9,480	$8,439	$1,041
North America franchising	29,830	—	29,830	23,353	6,477
North America commissaries	9,598	—	9,598	8,208	1,390
International	9,618	—	9,618	7,986	1,632
All others	3,848	—	3,848	3,193	655
Unallocated corporate expenses	(23,158)	2,153	(21,005)	(26,921)	5,916
Elimination of intersegment losses (profits)	(639)	—	(639)	291	(930)
Total	$38,577	$2,153	$40,730	$24,549	$16,181

	Nine Months Ended
	Reported	Special	Adjusted	Reported	Adjusted
	Sep. 26,	items	Sep. 26,	Sep. 27,	Increase
(In thousands)	2021	in 2021	2021	2020	(Decrease)

Domestic Company-owned restaurants	$40,165	$—	$40,165	$33,852	$6,313
North America franchising	90,791	—	90,791	62,855	27,936
North America commissaries	29,089	—	29,089	24,579	4,510
International	26,665	—	26,665	16,836	9,829
All others	14,860	—	14,860	5,030	9,830
Unallocated corporate expenses	(70,937)	9,364	(61,573)	(71,978)	10,405
Elimination of intersegment losses (profits)	(557)	—	(557)	(619)	62
Total	$130,076	$9,364	$139,440	$70,555	$68,885

The increase in operating income, excluding Special items, of $16.2 million, or 65.9%, and $68.9 million, or 97.6%, for the three- and nine- month periods in 2021, respectively, were primarily due to the following:

●	Domestic Company-owned restaurants increased $1.0 million and $6.3 million for the three and nine months ended September 26, 2021, respectively, as compared to the prior year comparable periods primarily due to higher profits from comparable sales increases of 7.4% and 11.6%, respectively. These increases were partially offset by higher commodities costs and labor initiatives.
●	North America franchising increased $6.5 million and $27.9 million for the three and nine months ended September 26, 2021, respectively, primarily due to higher comparable sales of 6.8% and 12.3% for the three- and nine- month periods, respectively. The three and nine months ended September 26, 2021 also benefited from higher effective royalty rates as compared to the comparable periods primarily due to higher franchise royalties of $3.5 million and $14.3 million, respectively, as a result of our temporary royalty reduction program concluding in the third quarter of 2020, which was above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business.
●	North America commissaries increased $1.4 million and $4.5 million for the three and nine months ended September 26, 2021, respectively, primarily due to higher profits from higher volumes.
●	International increased approximately $1.6 million and $9.8 million for the three and nine months ended September 26, 2021, respectively, primarily due to higher royalty revenue from comparable sales of 8.3% and 17.1%, respectively, and increased equivalent units.
●	All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $655,000 and $9.8 million for the three and nine months ended September 26, 2021, respectively, compared to the prior year comparable periods primarily due to higher revenues from our technology platform, including our mobile ordering business.
●	Unallocated corporate expenses decreased approximately $5.9 million and $10.4 million for the three and nine months ended September 26, 2021, respectively. These decreases were primarily due to our discretionary marketing fund investments of $10.0 million and $15.0 million for the three and nine months ended September 27, 2020, respectively, which were part of our previously announced franchise assistance program that concluded in the third quarter of 2020. These decreases were partially offset by higher professional and legal fees and travel and labor costs.

Net Interest Expense

Net interest expense increased $343,000 for the three months ended September 26, 2021 (consistent for the nine-month periods) due to higher average outstanding debt on our revolving credit facility drawn to partially fund the repurchase and conversion of our Series B Preferred Stock, partially offset by lower interest rates. Total debt outstanding was $425.0 million and $350.0 million as of September 26, 2021 and December 27, 2020, respectively.

Income Before Income Taxes

For the reasons discussed above, income before income taxes increased approximately $13.7 million, or 65.4%, and $59.5 million, or 100.3%, for the three and nine months ended September 26, 2021, respectively over the prior year comparable periods.

Income Tax Expense

The effective income tax rates were 11.7% and 16.3% for the three and nine months ended September 26, 2021 representing decreases of 9.9% and 3.9%, respectively, from the prior year comparable periods. The decreases in the effective rates were primarily due to the finalization of our 2020 federal income tax return, which resulted in a $2.7 million benefit to tax expense, including immaterial prior year true-up adjustments, and higher excess tax benefits from stock option exercises and restricted shares vesting activity.

Diluted Earnings (Loss) Per Common Share

Diluted earnings per common share was $0.79 for the three months ended September 26, 2021, compared to diluted earnings per share of $0.35 in the prior year comparable period.  For the nine months ended September 26, 2021, diluted loss per common share was $0.59, compared to diluted earnings per share of $0.99 for the prior year comparable period. Excluding Special items, adjusted diluted earnings per common share were $0.83 and $2.76 for the three and nine months ended September 26, 2021, respectively.  Diluted loss per common share for the nine months ended September 26, 2021 included Special items of $3.14 from a reduction in net income attributable to common shareholders related to the repurchase and conversion of all shares of previously outstanding Series B Preferred Stock during the second quarter.  This reduction reflects the excess of the one-time cash payment over the carrying value of the Series B Preferred Stock.  See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

Items Impacting Comparability; Non-GAAP Measures

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (collectively defined as “Special items”).  We present these non-GAAP measures because we believe the Special items in 2021 impact the comparability of our results of operations.

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands, except per share amounts)	2021	2020	2021	2020

GAAP operating income	$38,577	$24,549	$130,076	$70,555
Strategic corporate reorganization costs (1)	2,153	—	9,364	—
Adjusted operating income	$40,730	$24,549	$139,440	$70,555

GAAP net income/(loss) attributable to common shareholders	$28,961	$11,457	$(20,423)	$32,410
Strategic corporate reorganization costs (1)	2,153	—	9,364	—
Repurchase and conversion of Series B Preferred Stock (2)	—	—	109,852	—
Tax effect of strategic corporate reorganization costs (3)	(483)	—	(2,098)	—
Adjusted net income attributable to common shareholders	$30,631	$11,457	$96,695	$32,410

GAAP diluted earnings/(loss) per common share	$0.79	$0.35	$(0.59)	$0.99
Strategic corporate reorganization costs (1)	0.05	—	0.27	—
Repurchase and conversion of Series B Preferred Stock (2)	—	—	3.14	—
Tax effect of strategic corporate reorganization costs (3)	(0.01)	—	(0.06)	—
Adjusted diluted earnings per share	$0.83	$0.35	$2.76	$0.99

(Note) The above table does not include the impact of the allocation of undistributed earnings to participating securities for Special items.

(1)	Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia.
(2)	Represents the one-time charge related to the repurchase and conversion of all shares of Series B Preferred Stock and includes related professional fees incurred as part of the transaction.
(3)	The tax effect for strategic corporate reorganization costs was calculated by applying the 2021 marginal tax rate of 22.4%. There was no tax effect on the repurchase and conversion of the Series B Preferred Stock as the one-time charge was non-deductible for tax purposes.

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

Liquidity and Capital Resources

Debt

Our outstanding debt as of September 26, 2021 was $425.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes due 2029 (the “Notes”) and $25.0 million under the PJI Revolving Facility (as defined below). Including outstanding letters of credit, the remaining availability under the PJI Revolving Facility was approximately $572.3 million as of September 26, 2021.

On September 14, 2021, the Company issued $400.0 million of Notes which will mature on September 15, 2029.  Concurrently with the closing of the Notes, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing the previous $800.0 million credit agreement (“Previous Credit Agreement”).  The Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit.  The PJI Revolving Facility will mature on September 14, 2026.

The net proceeds from the Notes, together with borrowings under the PJI Revolving Facility, were used to repay outstanding revolver and term loan borrowings under the Company’s Previous Credit Agreement.

As of September 26, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
January 30, 2018 through August 30, 2022	$100 million	1.99%
January 30, 2018 through August 30, 2022	$75 million	1.99%
January 30, 2018 through August 30, 2022	$50 million	2.00%

In September 2021, we de-designated $350.0 million of our interest rate swaps as cash flow hedges following the issuance of the Notes. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.

Our Amended Credit Agreement contains affirmative and negative covenants, including the following financial covenants:

Actual Ratio as of
	Permitted Ratio	September 26, 2021
Leverage ratio	Not to exceed 5.25 to 1.0	1.9 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	5.0 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 26, 2021.

Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender.  There was no debt outstanding under the PJMF Revolving Facility as of September 26, 2021 or December 27, 2020. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the PJI Credit Agreement.

Cash Flows

Cash flow provided by operating activities was $193.6 million for the nine months ended September 26, 2021 compared to $168.5 million for the corresponding period of 2020. The increase of $25.1 million was primarily due to higher net income, offset by unfavorable working capital.

Cash flow used in investing activities was $41.2 million for the nine months ended September 26, 2021 compared to $28.6 million for the same period in 2020, or an increase of $12.6 million. The increase in cash flow used in investing activities was primarily due to an increase in capital expenditures.

Cash flow used in financing activities was $177.1 million for the nine months ended September 26, 2021 compared to $27.4 million for the same period of 2020.  The increase of $149.7 million in cash flow used in financing activities was primarily due to the payment of cash consideration to affiliates of Starboard Value LP and certain franchisees for the repurchase and conversion of all of the Company’s Series B Preferred Stock outstanding which occurred during the second quarter of 2021, offset by net proceeds from the issuance of our Notes and refinancing of our revolving credit facility in the third quarter of 2021.

Dividends

The Company recorded dividends of approximately $33.2 million for the nine months ended September 26, 2021 consisting of the following:

●	$27.6 million paid to common stockholders ($0.80 per share);
●	$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum);
●	$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock; and
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).

On October 28, 2021, our Board of Directors declared a fourth quarter dividend of $0.35 per common share, of which approximately $12.8 million will be paid to common stockholders.  The common share dividend will be paid on November 19, 2021 to stockholders of record as of the close of business on November 9, 2021.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

Free Cash Flow

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

The Company’s free cash flow was as follows for the nine-month periods of 2021 and 2020 (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2021	2020

Net cash provided by operating activities	$193,624	$168,547
Purchases of property and equipment	(41,328)	(24,269)
Dividends paid to preferred stockholders (1)	(6,394)	(10,237)
Free cash flow	$145,902	$134,041

(1)  Excludes $188.6 million of cash consideration paid for the repurchase and conversion of the Series B Preferred Stock in the second quarter of 2021.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the novel coronavirus disease (COVID-19), commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, reorganization costs and the related organizational, employment and real estate changes from opening our new office in Atlanta, royalty relief, the effectiveness of our menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties and opportunities associated with or related to the COVID-19 pandemic, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; changes in consumer demand or behavior; labor shortages at Company and/or franchised stores; impact of delayed new store openings, both domestically and internationally; our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing, ransomware and other cyber-attacks;
●	our ability to successfully implement or fully realize the anticipated benefits of our corporate reorganization and new office in Atlanta, Georgia and corporate reorganization in the timeframes we desire or within the expected range of expenses, or at all. In addition, turnover in our support teams due to our relocation to Georgia could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams;
●	the uncertainty of whether and to what extent the increase in demand for our products that we are currently experiencing during the COVID-19 pandemic will continue following a cessation of the effects of the virus in the future;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to improve consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in labor costs, food costs or sustained higher other operating costs. This could include increased employee compensation, including as a result of changes in minimum wage, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;

●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of mozzarella cheese, desserts, garlic cups or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including COVID-19;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the United Kingdom from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. As previously mentioned, these interest rate swaps were eligible for hedge accounting for part of the period and were de-designated following the issuance of the Notes. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 26, 2021 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. See “Note 8” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 7% of our revenues were derived from these operations for the three and nine months ended September 26, 2021 and September 27, 2020.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $2.1 million and $7.9 million on International revenues for the three and nine months ended September 26, 2021, respectively, and a favorable impact of approximately $650,000 and an unfavorable impact of approximately $1.4 million for the three and nine months ended September 27, 2020, respectively.  Foreign currency exchange rate fluctuations had a favorable impact of approximately $400,000 and $1.7 million on operating income for the three and nine months ended September 26, 2021, respectively, and an unfavorable impact of $120,000 and $1.1 million on operating income for the three and nine months ended September 27, 2020, respectively.

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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2021 and the projected average block price by quarter for 2021 (based on the October 29, 2021 Chicago Mercantile Exchange cheese futures market prices):

	2021		2020
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.676		$1.857
Quarter 2	1.680		1.679
Quarter 3	1.676		2.262
Quarter 4	1.780		2.235
Full Year	$1.703	*	$2.008

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to $75.0 million of common stock under a share repurchase program that began on November 4, 2020 and is effective through December 26, 2021.  Through September 26, 2021, a total of 219,000 shares with an aggregate cost of $23.3 million and an average price of $106.16 per share were repurchased under this program.  Funding for the share repurchase program has been provided through our operating cash flows.  Subsequent to September 26, 2021, we acquired an additional 158,000 shares at an aggregate cost of $19.8 million.  Approximately $31.9 million remained available for repurchase of common stock under this authorization as of October 29, 2021.

The following table summarizes our repurchase activity by fiscal period during the three months ended September 26, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs

6/28/2021 - 7/25/2021	41	$104.47	157	$59,800
7/26/2021 - 8/22/2021	—	$—	—	$—
8/23/2021 - 9/26/2021	62	$129.42	219	$51,743

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Subsequent to the end of the third quarter, on October 28, 2021, our Board of Directors approved a new share repurchase program for up to $425.0 million of the Company’s common stock, with an indefinite duration.  The new share repurchase program will initially operate alongside the Company’s existing $75.0 million share repurchase authorization, which expires on December 26, 2021.

Repurchases of Stock for Tax Withholdings

During the fiscal quarter ended September 26, 2021, the Company acquired approximately 11,500 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit
Number	Description

3.1

Certificate of Elimination of Series B Convertible Preferred Stock of Papa John’s International, Inc., effective August 3, 2021. Exhibit 3.1 to our report on Form 10-Q for the fiscal quarter ended June 27,2021 is incorporated herein by reference.

4.1

Indenture dated September 14, 2021, among Papa John’s International, Inc., each of the guarantors party thereto and Truist Bank, as trustee.  Exhibit 4.1 to our report on Form 8-K as filed on September 14, 2021 is incorporated herein by reference.

4.2	Form of 3.875% Senior Notes due 2029. Exhibit 4.2 to our report on Form 8-K as filed on September 14, 2021 is incorporated herein by reference.

10.1

Amended and Restated Credit Agreement, dated September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, Inc., as administrative agent. Exhibit 10.1 to our report on Form 8-K as filed on September 14, 2021 is incorporated by reference.

10.2

Amendment No. 2 to the March 15, 2019 Endorsement Agreement for personal services of Shaquille O’Neal by and among ABG-Shaq, LLC, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc., effective July 29, 2021. Exhibit 10.2 to our report on Form 10-Q for the fiscal quarter ended June 27, 2021 is incorporated herein by reference.

10.3	Papa John’s International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective October 28, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 26, 2021, filed on November 4, 2021, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 4, 2021	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer