Form 10-K
period 2021-12-26
PAPA JOHNS INTERNATIONAL INC
filed 2022-02-24
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 27, 2021, was $3,727,485,157.

As of February 17, 2022, there were 36,018,400 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2022 are incorporated by reference into Part III of this annual report where indicated.

PART I

Item 1.  Business

General

Papa John’s International, Inc., a Delaware corporation (referred to as the “Company”, “Papa John’s” or in the first person notations of “we”, “us” and “our”), operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”.  Papa John’s began operations in 1984. At December 26, 2021, there were 5,650 Papa John’s restaurants in operation, consisting of 600 Company-owned and 5,050 franchised restaurants operating in 50 countries and territories. Our Company-owned restaurants include 188 restaurants operated under four joint venture arrangements. All of the 2,311 international restaurants are franchised.

Strategy

We are committed to delivering on our brand promise “BETTER INGREDIENTS. BETTER PIZZA.®” and a business strategy designed to drive sustainable long-term, profitable growth.

We believe that using high quality ingredients leads to superior quality pizzas. Our original crust pizza dough is made from six simple ingredients and is fresh, never frozen. We also top our pizzas with real cheese made from mozzarella, pizza sauce made with vine-ripened tomatoes, and meat free of fillers. Our marketing and menu strategies emphasize the quality of our ingredients and our new product innovations to accelerate sales. One of our most recent menu innovations, the new Epic Stuffed Crust pizza, was officially launched in the first quarter of 2021 and has been one of our most successful launches to date. The Epic Stuffed Crust pizza, and other menu innovations like our recently announced New York Style pizza, along with Garlic Parmesan Crust, toasted handheld “Papadias” flatbread-style sandwiches and Jalapeno Popper Rolls launched in 2020, demonstrates our commitment to building new long-term sustainable menu products on which we can continue to innovate. These products form the foundation of our growing comparable sales and improving unit economics.

We utilize technology to deliver a better customer experience, improve operational efficiencies and inform our decision-making. Our loyalty program (“Papa Rewards”) and one-to-one marketing platforms help us retain loyal customers and attract new ones. As our loyalty program grows, it continues to deliver strategic benefits. Papa Rewards customers are significantly more profitable than non-loyalty customers since we are able to directly engage them with targeted personalized offers that drive higher frequency, ticket price and satisfaction. We also partner with top domestic delivery aggregators to meet customer demand for our products. Aggregators have also helped navigate the labor shortage that the Company is experiencing by providing supplemental delivery drivers, especially during peak times when our delivery teams are working at full capacity.

We continue to pursue a growth strategy by expanding our footprint, both domestically and internationally. In August 2021, we announced our expanded partnership with Drake Food Service International to open over 220 restaurants across Latin America, Spain, Portugal and the United Kingdom (“UK”) by 2025. In September 2021, we announced the Company's largest domestic development deal ever with Sun Holdings, who will open 100 new locations in high-growth markets in Texas and the South by 2029. Most recently, in January 2022, we announced a partnership with FountainVest Partners, one of Asia’s leading independent private equity firms, to open more than 1,350 new stores across South China by 2040, the largest franchisee development agreement in our history.

A large majority of Papa John’s restaurants are franchised. We believe a franchised model provides resiliency of earnings and presents us with an opportunity to enhance growth with less capital investment than a traditional company-operated restaurant model. We seek to attract and retain franchisees with experience in restaurant or retail operations and with the financial resources and management capabilities to open single or multiple locations. While each Papa John’s franchisee manages and operates its own restaurants and business, we devote significant resources to providing franchisees with assistance in restaurant operations, quality assurance, technology, training, marketing, site selection and restaurant design. Papa John’s franchise owners benefit from our award-winning brand, food service capabilities and the Papa John’s digital and delivery model.

Segment Overview

Papa John’s has four defined reportable segments: Domestic Company-owned restaurants, North America commissaries (Quality Control Centers), North America franchising and International operations.

Domestic Company-owned Restaurants

The Domestic Company-owned restaurant segment consists of the operations of all domestic Company-owned restaurants (“domestic” is defined as the contiguous United States) and derives its revenues principally from retail sales of pizza, Papadias, and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages.

Of the total 3,339 North American restaurants open as of December 26, 2021, 600 units, or approximately 18%, were Company-owned.  In 2021, the 579 domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.3 million. We are committed to maintaining sound restaurant unit economics.

Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire Papa John’s system.

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

North America franchising

The North America franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. Our North American franchised restaurants, which included 2,384 restaurants in the full year’s comparable base for 2021, generated average annual unit sales of $1.1 million. These sales, while not included in the Company’s revenues, contribute to our royalty revenues, franchisee marketing fund contributions, and commissary revenue.

International

The International segment principally consists of distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. As of December 26, 2021, there were 2,311 international restaurants, all of which are franchised. The Company currently operates one international QC Center, which is in the UK. Other QC Centers outside the U.S. are operated by franchisees pursuant to license agreements or by other third parties.

All others

All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all others”. These consist of operations that derive revenues from franchise contributions to our marketing funds and the sale, principally to Company-owned and franchised restaurants, of information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms, and printing and promotional items.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 22” of “Notes to Consolidated Financial Statements” for financial information about our segments.

Development

At December 26, 2021, there were 5,650 Papa John’s restaurants operating in 50 countries and territories, as follows:

	Domestic Company-owned	Franchised North America	Total North America	International	System-wide

Beginning - December 27, 2020	588	2,701	3,289	2,111	5,400
Opened	11	74	85	304	389
Closed	-	(35)	(35)	(104)	(139)
Acquired	1	-	1	-	1
Sold	-	(1)	(1)	-	(1)
Ending - December 26, 2021	600	2,739	3,339	2,311	5,650
Net unit growth	12	38	50	200	250

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

North America Development and Franchise Agreements.  We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. The franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Incentives offered from time to time, including new store incentives, will reduce the contractual royalty rate paid. We provided financial assistance for traditional North America franchisees in 2020 and 2019 in the form of lower royalties, royalty-based service incentives, and targeted relief as well as additional contributions to Papa John’s Marketing Fund (“PJMF”). This temporary franchisee assistance program concluded in the third quarter of 2020.

Over the past several years, we have offered various development incentive programs for domestic franchisees to accelerate unit openings. Such incentives included the following for 2021 traditional openings: (1) waiver of all or part of the standard one-time franchise fee; (2) waiver of all or part of the 5% royalty fee for a period of time; (3) credit for new store equipment; and (4) credit to be applied toward a future food purchase, under certain circumstances. We believe development incentive programs have accelerated unit openings, and we expect to continue to utilize such development incentives.

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

Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales. For international markets with sub-franchise agreements, the effective sub-franchise royalty received by the Company is generally 3% of sales and the master franchisee generally receives a royalty of 2% of sales. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our domestic franchise agreement. Development agreements will be negotiated at other-than-standard terms for fees and royalties, and we may offer various development and royalty incentives to help drive unit growth and results.

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

Franchisee Loans. Selected domestic and international franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or, in certain international markets, for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 26, 2021, net loans outstanding totaled $47.9 million. See “Note 2” of “Notes to Consolidated Financial Statements” for additional information.

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

Human Capital

Our team members are critical to our success. As of December 26, 2021, we employed approximately 14,000 persons, of whom approximately 11,500 were team members at Company-owned restaurants, approximately 700 were management personnel at Company-owned restaurants, approximately 700 were corporate personnel and approximately 1,100 were QC Center and our print and promotions subsidiary personnel. Our team members are non-unionized, and most restaurant team members work part-time and are paid on an hourly basis.

Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. We estimate the total number of persons in the Papa John’s system, including our team members, franchisees and the team members of franchisees, was approximately 115,000 as of December 26, 2021.

Diversity, Equity and Inclusion

Our commitment to diversity, equity and inclusion is rooted in our belief that having a Papa John's family that fully reflects and celebrates the global nature of our brand is the right way to do business. After being recognized by Forbes in 2021 as one of America's Best Employers for Diversity, Papa John's joined Forbes' annual list of the World's Best employers. We were honored to rank #1 amongst all pizza companies and #2 in the entire restaurant category. Also, for the second year in a row, we received a score of 100 on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index.

Creating an inclusive and diverse culture that supports and values team members is important to attracting and retaining talented, dedicated employees. We’re implementing initiatives to diversify our workforce and leadership pipeline, embed policies and practices that ensure fairness and instill and reward behaviors across the organization that foster belonging and increase employee engagement. Out of the 19 members of our Senior Leadership Team and Board of Directors, nine are female, three are Black, and one is Hispanic. We have also initiated multiple corporate initiatives over the past several years, including required unconscious bias training for team members, annual Diversity, Equity, and Inclusion training for all team members, the launch of The Papa John’s Foundation for Building Community, our Day of Service with Boys and Girls Clubs of America, and the creation of eight employee resource affinity groups.

Talent Attraction, Retention and Development

Our ability to attract and retain hourly employees in our restaurants has become more challenging, especially as the job market has become more competitive and COVID-19 related factors, especially the rapid spread of the Omicron variant, have prevented employees from being able to work due to illness or quarantine.  While we expect the impact of Omicron to subside, we expect labor and inflationary cost challenges to be a continued priority focus for us in 2022. We continue to aspire to be the employer of choice in our industry, including through commitment to diversity and inclusion, and our investments in our team members. In 2021, we announced new hiring, referral and appreciation bonuses. We also made permanent the expanded health, wellness, paid time off and college tuition benefits that we rolled out during the pandemic, including free virtual healthcare visits for all part-time and full-time team members. We intend to continue making these kinds of investments to ensure we support our team members as they support our customers.

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

Workplace Health and Safety

As part of the Company’s enterprise-wide safety management system, we invest in training, technology and people to protect both our customers and team members. All Papa John’s team members, from those at our corporate offices to those working in our warehouses and restaurants, receive annual safety training based on the requirements of their roles. Our QC Centers and restaurant operations undergo annual safety audits, as well as random safety checks by regional safety managers and field safety coordinators.

We have also taken steps to mitigate the impact of the COVID-19 pandemic on our team members and our customers by implementing extra health and safety measures across our business, including No Contact Delivery and enhanced cleaning and sanitization measures.

Industry and Competition

The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality, customer loyalty programs and product innovation. The QSR Pizza category is largely fragmented, and competitors include a few large national chains and many smaller regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services.  Some of our competitors have been in existence for substantially longer periods than Papa John’s, have substantially greater resources than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. Competition from delivery aggregators and other food delivery concepts also continues to increase.

Internationally, the pizza delivery model is not as mature as the domestic market and presents a growth opportunity for Papa John’s. We believe demand from international consumers will continue to increase as the demand for pizza delivery and carryout continues. We continue to execute on our growth strategy and expand throughout the world.

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

Environmental Matters

We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environment legislation or regulations on our operations. During 2021, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2022.

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

Industry Risks

We are subject to risks related to epidemic and pandemic outbreaks, including COVID-19, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to the global COVID-19 pandemic, which has had, and is expected to continue to have, significant adverse impacts on economic and market conditions. In response to the pandemic, governments and other authorities around the world have imposed or re-imposed measures to attempt to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, social distancing requirements, including limitations on gatherings, shelter-in-place orders and quarantines, facial covering mandates and mandated business closures, which have resulted in significant changes in commercial activity and consumer behavior. We cannot predict when the effects of the pandemic will subside, how long there will be continuing resurgences of the virus or its variants, including the Delta and Omicron variants, or the effectiveness and uptake of vaccines and treatment therapies. To the extent that the COVID-19 pandemic continues or worsens, restrictions imposed by governments may not be lifted, or additional restrictions may be imposed. As a result, businesses such as our restaurants or QC Centers are subject to restrictions or other requirements intended to control the spread of COVID-19, including vaccine or testing mandates, and our employees may be prohibited from working, and our supply chains may be interrupted. It may be challenging to staff our QC Centers and restaurants and to obtain and process ingredients and raw materials to support our business needs. In addition, individuals have and may continue to become ill, quarantined or otherwise unable to work and/or travel due to health reasons, vaccine mandates or other governmental restrictions. Also, governments may impose other laws, regulations or taxes that could adversely impact our business, financial condition or results of operations.

The potential adverse effects of COVID-19 also could include, but may not be limited to, our ability to meet consumer demand through the continued availability of our workforce and our franchisees’ workforce; adverse impacts from new laws and regulations affecting our business; increased cyber risks and reliance on technology infrastructure to support our business and operations, including through remote-work protocols; fluctuations in foreign currency markets; credit risks of our customers and counterparties; and impairment of long-lived assets, the carrying value of goodwill or other indefinite-lived intangible assets.  However, given the evolving health, economic, social, and governmental environments, the specific impact that COVID-19 could have on these risks remains uncertain.

Moreover, during the duration of the COVID-19 pandemic, we have experienced a significant increase in comparable sales and revenues. While we believe that as pandemic-related restrictions are lifted, we are benefitting from the increase in customers we have experienced due to our menu innovation, customer loyalty programs and our offerings of high-quality pizza and other menu items, we do not expect to be able to maintain the same level of annual growth rates in comparable sales and revenues in the future.

Our profitability may suffer as a result of intense competition in our industry.

The U.S. QSR Pizza industry is mature and highly competitive. Competition is based on price, service, location, food quality, brand recognition and loyalty, product innovation, effectiveness of marketing and promotional activity, use of technology, and the ability to identify and satisfy consumer preferences. We may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. When commodity and other costs increase, we may be limited in our ability to increase prices. With the significant level of competition and the pace of innovation, we may be required to increase investment spending in several areas, particularly marketing and technology, which can decrease profitability.

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

Consumer perceptions of our brand are affected by a variety of factors, such as the nutritional content and preparation of our food, the quality of the ingredients we use, our corporate culture, our policies and systems related to diversity, equity and inclusion, our business practices, our engagement in local communities and the manner in which we source the commodities we use.

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

Our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to maintain or grow their sales. If our franchisees do not maintain or grow sales, our revenues and margins could be negatively affected. Also, if sales trends worsen for franchisees, especially in emerging markets and/or high-cost markets, their financial results may deteriorate, which could result in, among other things, required financial support from us, higher numbers of restaurant closures, reduced numbers of restaurant openings, delayed or reduced payments to us, or increased franchisee assistance, which reduces our revenues.

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

We are exposed to fluctuations in prices of commodities. An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. We have recently experienced inflation in commodities prices, including food ingredients, which has increased our operating expenses. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Many of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures we face.

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

Poor economic conditions may adversely affect the ability of our franchisees to pay royalties or amounts owed and could also disrupt our business and adversely affect our results. Higher inflation, and a related increase in costs, including rising interest rates, could also impact our franchisees and their ability to open new restaurants or operating existing restaurants profitability.

Higher labor costs, increased competition for qualified team members and ensuring adequate staffing in our restaurants and QC Centers increase the cost of doing business. Additionally, changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.

Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Our ability to attract and retain hourly employees in our restaurants has recently become more challenging, especially as the job market has become more competitive, and we expect staffing and labor challenges to continue into 2022. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants, which have stemmed in part from the labor shortage experienced by the QSR industry in 2021, have had, and may in the future have, a negative impact on our Company-owned restaurant margins and the margins of franchised restaurants.  Competition for qualified drivers for both our restaurants and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.

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

We rely heavily on information systems, including digital ordering solutions, through which over half of our domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. We plan to continue to invest in enhancing and improving the functionality and features of our information technology systems.  However, we cannot ensure that our initiatives will be beneficial to the extent, or within the timeframes, expected or that the estimated improvements will be realized as anticipated or at all.  Our failure to adequately invest in new technology and adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Notwithstanding adequate investment in new technology, our marketing and technology initiatives may not be successful in improving our comparable sales results. Additionally, we are in an environment where the technology life cycle is short and consumer technology demands are high, which requires continued reinvestment in technology that will increase the cost of doing business and will increase the risk that our technology may not be customer-centric or could become obsolete, inefficient or otherwise incompatible with other systems.

We rely on our international franchisees to maintain their own point-of-sale and online ordering systems, which are often purchased from third-party vendors, potentially exposing international franchisees to more operational risk, including cyber and data privacy risks and governmental regulation compliance risks.

Company Risks

Our reorganization activities may increase our expenses, may not be successful, and may adversely impact employee hiring and retention.

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia, which opened in October 2021.  As a result, we have incurred and may continue to incur certain non-recurring corporate reorganization costs, and these expenses have impacted and could adversely impact our results of operations during the relevant periods and reduce our cash position. Additionally, our ability to achieve the anticipated benefits of our corporate reorganization are subject to assumptions and uncertainties.  If we do not realize the anticipated benefits from these measures, or if we incur costs greater than anticipated, our financial condition and operating results may be adversely affected.

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

Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. We expect substantially all of our international unit growth and much of our domestic unit growth to be franchised units. Accordingly, our profitability increasingly depends upon royalty revenues from franchisees. If our franchisees are not able to operate their businesses successfully under our franchised business model, our results could suffer. Additionally, we may fail to attract new qualified franchisees or existing franchisees may close underperforming locations. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. A decrease in sales, or increased commodity or operating costs, including, but not limited to, employee compensation and benefits or insurance costs, could slow the rate of new store openings or increase the number of store closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, finding suitable store locations at acceptable terms or securing required domestic or foreign government permits and approvals.  Declines in comparable sales, net store openings and related operating profits can impact our stock price.  If we do not continue to grow future sales and operating results and meet our related growth targets or external expectations for net restaurant openings or our other strategic objectives in the future, our stock price could decline.

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

Increase in ingredient and other operating costs, including those caused by weather, climate change, COVID-19 and food safety, could adversely affect our results of operations.

Our Company-owned and franchised restaurants could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers. We experienced limited interruptions in our supply chain in 2021.  However, prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, COVID-19, crop disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of ingredients critical to our restaurant operations and have a significant impact on results. Increasing weather volatility or other long-term changes in global weather patterns, including related to global climate change, could have a significant impact on the price or availability of some of our ingredients.  In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

We rely on third parties for certain business processes and services, and failure or inability of such third-party vendors to perform subjects us to risks, including business disruption and increased costs.

We depend on the performance of suppliers, aggregators and other third parties in our business operations. Third-party business processes we utilize include information technology, gift card authorization and processing, other payment processing, benefits, and other accounting and business services.  We conduct third-party due diligence and seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against data breaches.  However, the failure of our suppliers to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business, financial condition, and operating results.

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

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range up to $1.0 million. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced claims volatility and high costs for our insurance programs.  We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted.  Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.

Risks Related to our Indebtedness

We have incurred substantial debt obligations, which could adversely affect our financial condition, and we may be able to incur substantially more indebtedness, including secured debt, and take other actions that could further exacerbate the risks associated with our substantial indebtedness or affect our ability to satisfy our obligations under our indebtedness.

Our outstanding debt as of December 26, 2021 was $490.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes due 2029 (the “Notes”) and $90.0 million under our revolving credit facility (the “PJI Revolving Facility”) that forms part of our amended and restated credit agreement (the “Amended Credit Agreement”). We had approximately $510.0 million of remaining availability under the PJI Revolving Facility as of December 26, 2021.

Our substantial level of indebtedness could have important consequences, including the following:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes;
●	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate, regulatory and economic conditions;
●	expose us to the risk of increased interest rates as borrowings under our Amended Credit Agreement will be subject to variable rates of interest;
●	increase our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds.

We expect to fund our expenses and to pay the principal of and interest on our indebtedness from cash flow from operations. Our ability to meet our expenses and to pay principal of and interest on our indebtedness when due thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors.

In addition, subject to restrictions in the agreements governing our existing and future indebtedness, we may be able to incur substantially more indebtedness in the future, resulting in higher leverage. The Indenture and the Amended Credit Agreement allow us to incur additional indebtedness, including secured debt. Such additional indebtedness may be substantial. Our ability to recapitalize, incur additional debt and take a number of other actions that are not prohibited by the Indenture or the Amended Credit Agreement could have the effect of exacerbating the risks associated with our substantial indebtedness or diminishing our ability to make payments on our indebtedness when due, which would reduce the availability of cash flow to fund acquisitions, working capital, capital expenditures, other growth opportunities and other general corporate purposes.

The agreements governing our debt, including the Indenture governing our Notes and the Amended Credit Agreement, contain various covenants that impose restrictions on us.

The Indenture and the Amended Credit Agreement impose operating and financial restrictions on our activities. In particular, such agreements limit or prohibit our ability to, among other things:

●	incur additional indebtedness;
●	make certain investments;
●	sell assets, including capital stock of certain subsidiaries;
●	declare or pay dividends, repurchase or redeem stock or make other distributions to stockholders;
●	consolidate, merge, liquidate or dissolve;
●	enter into transactions with our affiliates; and
●	incur liens.

In addition, our Amended Credit Agreement requires us to maintain compliance with specified leverage ratios under certain circumstances. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Furthermore, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default or cross-acceleration provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

We are exposed to variable interest rates under our Amended Credit Agreement, and increases in interest rates would also increase our debt service costs and could materially impact our profitability.

We are exposed to variable interest rates under the Amended Credit Agreement. We have entered into interest rate swaps that fix a significant portion of our variable interest rate risk.  However, by using a derivative instrument to hedge exposures to changes in interest rates, we also expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

General Risks

Natural disasters, hostilities, social unrest, severe weather and other catastrophic events may disrupt our operations or supply chain.

The occurrence of a natural disaster, hostilities, cyber-attack, social unrest, terrorist activity, outbreak of epidemic, pandemic or other contagious disease, power outages, severe weather (such as tornados, hurricanes, blizzards, ice storms, floods, heat waves, etc.) or other catastrophic events may disrupt our operations or supply chain and result in the closure of our restaurants (Company-owned or franchised), our corporate offices, any of our QC Centers or the facilities of our suppliers, and can adversely affect consumer spending, consumer confidence levels and supply availability and costs, any of which could materially adversely affect our results of operations.

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

There also has been increased stakeholder focus, including by U.S. and foreign governmental authorities, investors, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs and those of our franchisees, and necessitate future investments in facilities and equipment. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks. Conversely, if we are not effective in addressing social and environmental sustainability matters, consumer trust and investor confidence in our Company may suffer.

Disruptions of our critical business or information technology systems could harm our ability to compete and conduct our business.

Our critical business and information technology systems have in the past and could in the future be damaged or interrupted by power loss, various technological failures, user errors, cyber-attacks, ransomware sabotage or acts of God. In particular, the Company and our franchisees have experienced occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed and security, our customers may be less inclined to return to our digital ordering solutions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 26, 2021, there were 5,650 Papa John’s restaurants worldwide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “domestic” as the contiguous United States.

North America Restaurants:

	Company (1)	Franchised	Total
Alabama	3	83	86
Alaska	—	11	11
Arizona	—	69	69
Arkansas	—	26	26
California	—	179	179
Colorado	—	46	46
Connecticut	—	5	5
Delaware	—	17	17
District of Columbia	—	10	10
Florida	39	254	293
Georgia	86	100	186
Hawaii	—	14	14
Idaho	—	13	13
Illinois	8	73	81
Indiana	44	93	137
Iowa	—	24	24
Kansas	16	19	35
Kentucky	42	64	106
Louisiana	—	60	60
Maine	—	3	3
Maryland	60	42	102
Massachusetts	—	7	7
Michigan	—	33	33
Minnesota	—	35	35
Mississippi	—	33	33
Missouri	41	27	68
Montana	—	9	9
Nebraska	—	13	13
Nevada	—	25	25
New Hampshire	—	3	3
New Jersey	—	53	53
New Mexico	—	16	16
New York	—	85	85
North Carolina	101	81	182
North Dakota	—	9	9
Ohio	—	161	161
Oklahoma	—	37	37
Oregon	—	14	14
Pennsylvania	—	83	83
Rhode Island	—	3	3
South Carolina	8	78	86
South Dakota	—	13	13
Tennessee	36	79	115
Texas	90	215	305
Utah	—	30	30
Virginia	26	118	144
Washington	—	43	43
West Virginia	—	23	23
Wisconsin	—	24	24
Wyoming	—	9	9
Total U.S. Papa John’s Restaurants	600	2,564	3,164
Canada	—	175	175
Total North America Papa John’s Restaurants	600	2,739	3,339

(1)	Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 188 such restaurants at December 26, 2021 (60 in Maryland, 90 in Texas, 26 in Virginia, and 12 in Georgia).

International Restaurants:

Franchised
Azerbaijan	12
Bahrain	18
Belarus	20
Bolivia	5
Cambodia	5
Cayman Islands	2
Chile	135
China	226
Colombia	55
Costa Rica	40
Cyprus	7
Dominican Republic	19
Ecuador	24
Egypt	64
El Salvador	31
France	5
Germany	13
Guam	3
Guatemala	25
Iraq	1
Ireland	79
Israel	15
Kazakhstan	6
Kuwait	30
Kyrgyzstan	3
Mexico	68
Morocco	4
Netherlands	32
Nicaragua	4
Oman	11
Pakistan	15
Panama	27
Peru	46
Philippines	15
Poland	7
Portugal	3
Puerto Rico	26
Qatar	38
Russia	186
Saudi Arabia	7
South Korea	219
Spain	82
Trinidad	9
Tunisia	10
Turkey	60
United Arab Emirates	66
United Kingdom	507
Venezuela	26
Total International Papa John’s Restaurants	2,311

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most domestic restaurant leases is five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are also contingently liable for payment of approximately 70 domestic leases.

Our corporate office in Atlanta, Georgia, is located in a leased space. Nine of our 12 North America QC Centers are located in leased spaces, with the remaining three QC centers located in buildings we own. Our corporate office and our printing operations located in Louisville, KY are in buildings owned by us. We also maintain a Company-owned office and a full-service QC Center outside of London, United Kingdom (“UK”), where our international operations are managed.

At December 26, 2021, we leased and subleased approximately 425 Papa John’s restaurant sites to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The initial lease terms of the franchisee subleases are generally five to ten years. See “Note 3” of “Notes to Consolidated Financial Statements” for additional information.

Item 3. Legal Proceedings

The information contained in “Note 19, Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” is incorporated by reference herein.

Item 4. Mine Safety Disclosures

None.

Information about our Executive Officers

Set forth below are the current executive officers of Papa John’s:

			First Elected
Name	Age (a)	Position	Executive Officer

Robert M. Lynch	45	President and Chief Executive Officer	2019

Ann B. Gugino	49	Chief Financial Officer	2020

Marvin Boakye	48	Chief People and Diversity Officer	2019

Amanda Clark	42	Chief Development Officer	2020

Caroline M. Oyler	56	Chief Legal and Risk Officer	2018

Jack H. Swaysland	57	Chief Operating Officer, International	2018

C. Max Wetzel	45	Executive Vice President, Chief Commercial Officer	2019

(a) Ages are as of January 1, 2022

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

Ann B. Gugino was appointed to Chief Financial Officer in October 2020.  Ms. Gugino joined Papa John’s from Target Corporation where she served as Senior Vice President, Financing Planning and Analysis since 2018, providing overall strategy, guidance, and direction in the development and execution of Target’s planning, analysis and capital investment portfolios.  Prior to Target, Ms. Gugino spent 18 years at Patterson Companies Inc., including four years as Executive Vice President and Chief Financial Officer.

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

Amanda Clark was appointed as Chief Development Officer in February 2020.  Ms. Clark joined Papa John’s from Taco Bell, where she was responsible for design, consumer facing technology, merchandising, customer marketing, new concepts and company development, serving as Executive Vice President Restaurant Experience from February 2019 to February 2020, Senior Vice President North America Development from May 2017 to February 2019 and the General Manager for Taco Bell Canada from November 2015 to August 2018. Previously, Ms. Clark served in roles of increasing responsibility in Brand Marketing at Taco Bell since 2013. Prior to joining Taco Bell, Ms. Clark worked at Procter and Gamble in various marketing roles for nearly 12 years on P&G brands including Olay, Pampers and Oral-B.

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

C. Max Wetzel was appointed Executive Vice President, Chief Commercial Officer in November 2021 after previously serving as Chief Commercial and Marketing Officer since November 2019.  Mr. Wetzel joined Papa John’s after serving as Vice President Consumer Brands and Business Transformation – U.S. and Canada since July 2018 at PPG Architectural Coatings. Also at PPG, Mr. Wetzel served as Vice President Home Centers and Global Strategic Marketing from June 2016 through July 2018 and as General Manager Home Centers and Chief Marketing Officer U.S. & Canada starting in November 2014.  Prior to PPG, Mr. Wetzel worked at H.J. Heinz Company for ten years in a variety of domestic and global roles, leading consumer-driven businesses, developing brand marketing strategies and delivering profitable growth.

There are no family relationships between any of the directors or executive officers of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Global Select Market tier of The Nasdaq Stock Market under the symbol “PZZA”.  As of February 17, 2022, there were 1,359 record holders of our common stock. However, there are significantly more beneficial owners of our common stock than there are record holders.

On January 27, 2022, our Board of Directors declared a first quarter dividend of $0.35 per share of common stock, representing an approximate $12.7 million aggregate dividend that was paid on February 18, 2022 to common stockholders of record as of the close of business on February 7, 2022.

We anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends at the current rate or at all.

On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.  This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021.  In fiscal 2021, approximately 594,000 shares with an aggregate cost of $72.5 million and an average price of $121.96 per share were repurchased under these programs.  Funding for the share repurchase programs were provided through our operating cash flows and our $600.0 million PJI Revolving Facility.

The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 26, 2021 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs
9/27/2021 - 10/24/2021	132	$126.44	132	$35,026
10/25/2021 - 11/21/2021	70	$125.25	70	$451,219
11/22/2021 - 12/26/2021	205	$128.84	205	$424,800
Total	407	$127.44	407	$424,800

Subsequent to year-end, we acquired an additional 109,000 shares at an aggregate cost of $13.3 million.  Approximately $411.5 million remained available under the Company’s share repurchase program as of February 17, 2022.

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

Stock Performance Graph

The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 25, 2016 and December 26, 2021 to (i) the Nasdaq US Benchmark TR Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on Nasdaq with standard industry classification (SIC) codes 5800-5899 (eating and drinking places). Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of the investments in the Company’s common stock and in each index was $100 on December 25, 2016, and that all dividends were reinvested.

300
200
100
0

	Dec. 25, 2016	Dec. 31, 2017	Dec. 30, 2018	Dec. 29, 2019	Dec. 27, 2020	Dec. 26, 2021
Papa John's International, Inc.	100.00	65.27	47.88	77.72	106.77	163.35
NASDAQ Stock Market (U.S. Companies)	100.00	127.42	124.37	171.21	244.04	
NASDAQ US Benchmark TR Index	100.00	120.11	112.58	149.35	179.02	225.86
NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking	100.00	101.14	110.07	146.25	171.08	192.60

Papa John's International, Inc.

NASDAQ Stock Market (U.S. Companies)

NASDAQ US Benchmark TR Index

NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking

(Note) The Nasdaq Stock Market (U.S. Companies) Index was replaced with the Nasdaq US Benchmark TR Index in 2021.

Item 6. Intentionally Omitted

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. At December 26, 2021, there were 5,650 Papa John’s restaurants in operation, consisting of 600 Company-owned and 5,050 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 47% of our North America revenues in each of the last two fiscal years were derived from sales to franchisees of various items including food and paper products from our domestic Quality Control Centers (“QC Centers”), operation of our international QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.

Recent Business Matters

In 2021, the Company focused on executing strategic priorities and building a foundation for long-term success, including the specific items described below.

Growth Strategy. The Company delivered its tenth consecutive quarter of system-wide sales growth and continues to expand both domestically and internationally, as evidenced by our comparable sales and restaurant unit growth.  Our two-year comparable sales increases were 29.4% in North America and 25.6% internationally, driven by menu innovation and customer retention.  Product innovation is an important part of our plan to continue building sales and also represents our platform for longer-term strategy and opportunity. Additionally, our expanding development pipeline is on track to be a key long-term growth driver.  In 2021, we announced one of our largest domestic development deals to open 100 new locations in high growth markets in Texas and the South by 2029.  We also announced our expanded partnership with Drake Food Service International to open over 220 Papa John’s restaurants internationally by 2025, and most recently announced a partnership with FountainVest Partners to open more than 1,350 new stores across South China by 2040, the largest franchisee development agreement in Papa John’s history.  We plan to continue focusing on our strategic innovative products and restaurant development across our platforms to drive sustainable growth this year and beyond.

Capital Allocation Strategy.  During 2021, we executed on key components of our capital structure and allocation strategy by aligning our capital structure to support the long-term growth potential of the Company. During the fourth quarter of 2021, we announced a $425.0 million share repurchase program. Earlier in the year, we issued $400.0 million of 3.875% senior notes which will mature on September 15, 2029 and concurrently refinanced our revolving credit facility. We also increased our annual dividend rate and completed the repurchase and conversion of all of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). This strategic capital realignment will allow us to deliver on our broader growth strategy and provide ongoing value to our shareholders.

Coronavirus (“COVID-19”) and Related Market Impact. The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. Our delivery and carryout model positioned us to continue to experience strong demand for our products. Increased demand partly driven by changes in consumer behavior during the pandemic contributed to our strong comparable sales growth during 2021 and 2020. To ensure we can continue to meet the demand of our customers, we continue to monitor our supply chain and labor force availability. We have recently experienced inflation in commodities prices, including food ingredients, which has increased our operating expenses. Our ability to attract and retain hourly employees in our restaurants has also become more challenging, especially as the job market has become more competitive. We have continued to address labor shortages during 2021 through new hiring, referral and appreciation bonuses in the Company’s corporate restaurants and supply chain, holding national recruiting events, supplementing delivery drivers with delivery aggregator partnerships as needed and technology advancements. We expect labor and inflationary cost challenges, including the impact on store development, to be a continued priority focus for us in 2022. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto, including the federal

Occupational Health and Safety Administration’s efforts to implement a nationwide vaccine requirement for large employers.

We believe the pandemic has accelerated our efforts to innovate and bring new customers to the Papa John’s system. While we believe that as the pandemic-related restrictions are lifted, we will benefit in the long-term from the increase in customers we have experienced during the duration of the pandemic due to our menu innovation, customer loyalty program and our offerings of high-quality pizza and other menu items, we do not expect to be able to maintain the same level of annual growth rates in comparable sales and revenues in the future.

Strategic Corporate Reorganization for Long-term Growth. Our corporate office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta opened in October 2021. The Atlanta office is part of a broader strategic reorganization of corporate functions reflecting the Company’s ongoing transformation into a brand and culture that can effectively and efficiently deliver on the Company’s purpose, values and strategic business priorities. Affected employees who did not relocate to Atlanta were offered a separation package. As a result, we incurred certain one-time corporate reorganization costs of approximately $19.1 million related to employee severance and transition, recruitment and relocation and other third-party costs from the fourth quarter of 2020 through 2021. Of that amount, we incurred costs of approximately $13.1 million in 2021 and $6.0 million in 2020.  Looking forward to 2022, our one-time corporate reorganization costs are substantially complete and we do not anticipate that any significant remaining reorganization costs will be incurred.  See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

Presentation of Financial Results

Critical Accounting Policies and Estimates

The results of operations are based on our Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of Consolidated Financial Statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in “Note 2” of “Notes to Consolidated Financial Statements.” A number of our significant accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.  Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results.

Allowance for Credit Losses on Franchisee Notes Receivable

The Company has provided financing (recorded as notes receivable) to select domestic and international franchisees principally for use in the construction and development of their restaurants and for the purchase of restaurants from the Company or other franchisees. Most notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchise. The Company has also provided long-term financing to certain franchisees with royalty payment plans.

The Company establishes an allowance for credit losses on franchisee notes receivables when it is more likely than not that some portion or all of the balance will not be realized. The allowance for credit losses on notes receivable is highly judgmental and subjective based on management’s judgments of each franchisee’s economic performance and future market conditions.  The Company considers each individual note receivable separately for evaluation of its allowance for credit losses which represent specific reserve calculations, except for certain notes receivable issued related to equipment development incentives where a general portfolio reserve exists supported by historical write-off experiences.  Included in the terms of the notes receivable agreements, the Company is provided collateral rights of the franchisee’s stores (e.g., underlying franchise business, property and equipment) and personal guarantees from the operators to recover the carrying value of the outstanding note receivable in the event collectability concerns arise.  As a result, the Company also considers the fair value of the underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees when assessing the allowance for credit losses (which may require third-party valuations of fair value). Further, the Company also considers overall franchisee credit quality, which is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding the financial condition of the franchisee or customer, including metrics such as comparable store sales of the franchisees operations and weekly per store sales averages. Notes receivable balances are charged off against the allowance after recovery efforts have ceased.

Franchisee notes receivable was $49.4 million with an allowance for credit losses of $1.5 million as of December 26, 2021 compared to $51.1 million with an allowance for credit losses of $3.2 million as of December 27, 2020.

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage provided to our employees are funded by the Company up to certain retention. Retention limits range up to $1.0 million.  We record the liability for losses based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our historical claims loss experience.

As of December 26, 2021, our insurance reserves were $88.1 million as compared to $82.0 million at December 27, 2020.  Our insurance reserves primarily relate to auto liability and workers’ compensation claims and includes the gross up of claims above our retention levels, with a corresponding receivable recorded in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets. The insurance reserves represent the mid-point of the range as determined by our actuarial analysis, which considered various actuarial valuation methodologies.  The determination of the recorded insurance reserves is highly complex due to the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims.

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

Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize and were $28.6 million and $23.0 million as of December 26, 2021 and December 27, 2020, respectively. The determination as to whether a deferred tax asset will be realized is based on the evaluation of historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.

In the event the Company is unable to generate future taxable income, there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate. Each change of income tax expense of $1.5 million would impact the fiscal 2021 effective tax rate by one percentage point. See “Note 17” of “Notes to Consolidated Financial Statements” for additional information.

Global Restaurant Sales and Unit Information

“Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. “Global system-wide restaurant sales” represents total restaurant sales for all company-owned and franchised stores open during the comparable periods, and “Global system-wide restaurant sales growth” represents the change in total system restaurant sales year-over-year. We believe North America, international and global restaurant and comparable sales growth and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Franchise restaurant and comparable sales growth information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of franchise restaurant sales growth, excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Year Ended
	December 26, 2021	December 27, 2020
Comparable sales growth:
Domestic Company-owned restaurants	11.3%	14.2%
North America franchised restaurants	12.0%	18.6%
North America restaurants	11.8%	17.6%
International restaurants	13.0%	12.6%
Total comparable sales growth	12.1%	16.3%
System-wide restaurant sales growth:
(excluding the impact of foreign currency)
Domestic Company-owned restaurants	11.1%	7.5%
North America franchised restaurants	13.0%	18.7%
North America restaurants	12.6%	16.0%
International restaurants	24.4%	15.5%
Total global system-wide restaurant sales growth	15.4%	15.9%

Restaurant Progression	Year Ended
	December 26, 2021	December 27, 2020
North America Company-owned:
Beginning of period	588	598
Opened	11	2
Closed	—	(12)
Acquired	1	—
End of period	600	588
North America franchised:
Beginning of period	2,701	2,690
Opened	74	62
Closed	(35)	(51)
Sold	(1)	—
End of period	2,739	2,701
International franchised:
Beginning of period	2,111	2,107
Opened	304	156
Closed	(104)	(152)
End of period	2,311	2,111
Total restaurants – end of period	5,650	5,400

Full year net store growth	250	5

Fiscal Year

Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying Consolidated Financial Statements consist of 52 weeks.

Results of Operations

2021 Compared to 2020

This section of this Annual Report on Form 10-K generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020.  Discussion of 2019 items and year-to-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on From 10-K for the fiscal year ended December 27, 2020.

The following table sets forth the various components of the Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Year Ended
	December 26, 2021		December 27, 2020
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$778,323		$700,757
North America franchise royalties and fees	129,310		96,732
North America commissary revenues	761,305		680,793
International revenues	150,771		123,963
Other revenues	248,712		210,989
Total revenues	2,068,421		1,813,234
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	621,871	79.9%	563,799	80.5%	(0.6)%
North America commissary expenses	703,622	92.4%	630,937	92.7%	(0.3)%
International expenses	87,286	57.9%	73,994	59.7%	(1.8)%
Other expenses	226,320	91.0%	200,304	94.9%	(3.9)%
General and administrative expenses	212,265	10.3%	204,242	11.3%	(1.0)%
Depreciation and amortization	48,816	2.4%	49,705	2.7%	(0.3)%
Total costs and expenses	1,900,180	91.9%	1,722,981	95.0%	(3.1)%
Operating income	168,241	8.1%	90,253	5.0%	3.1%
Investment income	1,912	0.1%	2,131	0.1%	0.0%
Interest expense	(19,205)	(0.9)%	(17,022)	(0.9)%	0.0%
Income before income taxes	$150,948	7.3%	$75,362	4.2%	3.1%

Revenues

Consolidated revenues increased $255.2 million, or 14.1%, to $2.07 billion in 2021, compared to $1.81 billion in 2020.

Domestic Company-owned restaurant sales increased $77.6 million, or 11.1%, in 2021. The increase was primarily due to positive comparable sales of 11.3%, which were positively impacted  by new product innovation, including the successful launch of our new Epic Stuffed Crust pizza in the first quarter of 2021, and due to higher demand that has been sustained during the pandemic, which was not reflected in the first quarter of 2020.

North America franchise royalties and fees increased $32.6 million, or 33.7%, in 2021.  The increase was primarily due to positive comparable sales of 12.0% and a higher effective royalty rate from higher franchise royalties of $14.3 million in 2021 as a result of ending our temporary franchise assistance program in the third quarter of 2020.  The franchise assistance program was above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business.

North America franchise restaurant sales increased 13.0% to $2.8 billion for 2021 compared to prior year.  North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary revenues increased $80.5 million, or 11.8%, primarily due to higher volumes and higher pricing from higher commodities costs.

International revenues increased $26.8 million, or 21.6% in 2021 primarily due to higher royalties from increased equivalent units and higher comparable sales of 13.0%.  International revenues also increased $8.1 million in 2021 due to favorable foreign exchange rates.  “Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

International franchise restaurant sales increased 24.4% to $1.2 billion in 2021, excluding the impact of foreign currency, primarily due to increases in comparable sales and net new restaurant openings. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues, which primarily includes our national marketing funds, online and mobile ordering business and our wholly-owned print and promotions subsidiary, increased $37.7 million, or 17.9% in 2021 primarily due to higher marketing fund revenues from an increase in franchise sales and higher revenues from our technology platform, including our mobile ordering business which benefited from increased restaurant sales.

Costs and Expenses

Total costs and expenses were approximately $1.90 billion, or 91.9% of total revenues in 2021, as compared to $1.7 billion, or 95.0% of total revenues for the prior year. The decrease in total costs and expenses, as a percentage of revenues, were primarily due to the following:

Domestic Company-owned restaurant expenses were $621.9 million or 79.9% of related revenues in 2021, compared to expenses of $563.8 million, or 80.5% of related revenues for the prior year.  The 0.6% decrease in expenses, as a percentage of revenues, was primarily due to leveraging fixed costs on higher revenues, partially offset by higher commodity and labor costs.

North America commissary expenses were $703.6 million, or 92.4% of related revenues in 2021, compared to $630.9 million, or 92.7% of related revenues, for the prior year. The 0.3% decrease in expenses, as a percentage of revenues, was primarily due to leveraging fixed costs on higher revenues.

International expenses were $87.3 million, or 57.9% of related revenues, for 2021 compared to $74.0 million, or 59.7% of related revenues for the prior year. The 1.8% decrease in expenses as a percentage of revenues was primarily due to lower operating costs on higher royalties from a 13.0% increase in comparable sales for 2021 and the favorable impact of foreign currency exchange rates in 2021.

Other expenses were $226.3 million, or 91.0% of related revenues in 2021, as compared to $200.3 million, or 94.9% of related revenues for the prior year. The 3.9% decrease in expenses, as a percentage of related revenues, was primarily due to higher margins from our technology platform, including our mobile ordering business.

General and administrative (“G&A”) expenses were $212.3 million, or 10.3% of revenues for 2021 compared to $204.2 million, or 11.3% of revenues for 2020.  G&A expenses consisted of the following (dollars in thousands):

	Year Ended
	December 26,	December 27,
	2021	2020
Administrative expenses (a)	$199,452	$185,202
Special items (b)	13,094	5,985
Other general expenses (c)	(281)	13,055
General and administrative expenses	$212,265	$204,242

(a)	The increase in administrative expenses of $14.3 million for the year ended December 26, 2021 compared to prior year was primarily due to higher professional and legal fees and travel and labor costs.
(b)	Represents $13.1 million and $6.0 million in strategic reorganization costs for the years ended December 26, 2021 and December 27, 2020, respectively, associated with the opening of our new office in Atlanta, Georgia. See “Note 16” of “Notes to Consolidated Financial Statements” for additional information.
(c)	The decrease in other general expenses of $13.3 million in 2021 was primarily due to discretionary marketing fund investments of $15.0 million which was part of our temporary franchisee assistance program that concluded in the third quarter of 2020.

See “Items Impacting Comparability; Non-GAAP Measures” for additional information regarding the Special items.

Depreciation and amortization.  Depreciation and amortization expense was $48.8 million, or 2.4% of revenues in 2021, as compared to $49.7 million, or 2.7% of revenues for 2020.  The 0.3% decrease is primarily due to higher revenues in 2021.

Operating Income by Segment

Operating income is summarized in the following table on a reporting segment basis. Operating income increased approximately $78.0 million for the year ended December 26, 2021 as compared to the prior year. Alongside the GAAP operating income data, we have included “adjusted” operating income to exclude Special items. Special items in 2021 and 2020 consist of strategic corporate reorganization costs associated with our corporate office in Atlanta, Georgia. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.”  We believe these non-GAAP measures are important for comparability purposes.

	Year Ended
	Reported	Special	Adjusted	Reported	Special	Adjusted	Adjusted
	Dec. 26,	items	Dec. 26,	Dec. 27,	items	Dec. 27,	Increase
(In thousands)	2021	in 2021	2021	2020	in 2020	2020	(Decrease)

Domestic Company-owned restaurants	$49,628	$—	$49,628	$37,049	$—	$37,049	$12,579
North America franchising	120,949	—	120,949	89,801	—	89,801	31,148
North America commissaries	39,873	—	39,873	33,185	—	33,185	6,688
International	34,896	—	34,896	24,034	—	24,034	10,862
All others	17,704	—	17,704	7,043	—	7,043	10,661
Unallocated corporate expenses	(94,114)	13,094	(81,020)	(100,069)	5,985	(94,084)	13,064
Elimination of intersegment (profits)	(695)	—	(695)	(790)	—	(790)	95
Total	$168,241	$13,094	$181,335	$90,253	$5,985	$96,238	$85,097

The increase in operating income, excluding Special items, of $85.1 million, or 88.4% in 2021 compared to 2020 was primarily due to the following:

●	Domestic Company-owned restaurants increased $12.6 million in 2021 primarily due to higher profits from comparable sales increases of 11.3%, partially offset by higher commodities and labor costs.
●	North America franchising increased $31.1 million in 2021 primarily due to higher comparable sales of 12.0% and a higher effective royalty rate from higher franchise royalties of $14.3 million driven by the conclusion of our temporary royalty reduction program in the third quarter of 2020. This temporary royalty support was above and beyond the level of franchise assistance the Company would incur in the ordinary course of its business.
●	North America commissaries increased $6.7 million in 2021 primarily due to higher profits from higher volumes.
●	International increased approximately $10.9 million in 2021 primarily due to higher royalty revenue from comparable sales of 13.0% and increased equivalent units.
●	All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $10.7 million in 2021 primarily due to higher revenues from our technology platform, including our mobile ordering business.
●	Unallocated corporate expenses decreased approximately $13.1 million in 2021 primarily due to our discretionary marketing fund investments of $15.0 million in 2020 which was part of our previously announced franchise assistance program that concluded in the third quarter of 2020. This decrease was partially offset by higher travel and labor costs.

Interest expense. Interest expense increased approximately $2.2 million for the year ended December 26, 2021 primarily due to higher interest rate for our senior notes and higher average outstanding debt on our revolving credit facility drawn to partially fund the repurchase and conversion of our Series B Preferred Stock. Total debt outstanding was $490.0 million and $350.0 million as of December 26, 2021 and December 27, 2020, respectively.

Income before income taxes.  Income before income taxes was $150.9 million in 2021, compared to $75.4 million in 2020, or an increase of $75.5 million due to the reasons discussed above.

Income tax expense. The effective income tax rate was 17.2% for 2021, compared to 19.6% for 2020. The effective rate was lower in 2021 due to the finalization of our 2020 federal income tax return, which resulted in a $2.7 million benefit to income tax expense. The rate also included excess tax benefits from stock option exercise and restricted shares vesting activity. The following compares income tax expense for 2021 and 2020:

	Year Ended
	December 26, 2021	December 27, 2020

Income before income taxes	$150,948	$75,362
Income tax expense	$25,993	$14,748
Effective tax rate	17.2%	19.6%

See “Items Impacting Comparability; Non-GAAP Measures” and “Note 7” and “Note 17” of “Notes to Consolidated Financial Statements,” for additional information.

Diluted earnings per share. Diluted earnings per common share was $0.12 for 2021 compared to diluted earnings per common share of $1.28 in 2020, representing a decrease of $1.16. Excluding Special items, adjusted diluted earnings per common share was $3.51 in 2021, compared to $1.40 in 2020, representing an increase of $2.11. Diluted earnings per common share for the year ended December 26, 2021 included $3.10 from a reduction in net income attributable to common shareholders related to the repurchase and conversion of all shares of previously outstanding Series B Preferred Stock during the second quarter. This reduction reflects the excess of the one-time cash payment over the carrying value of the Series B Preferred Stock. See “Note 6” and “Note 7” of “Notes to Consolidated Financial Statements” for additional information.

Items Impacting Comparability; Non-GAAP Measures

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures (collectively defined as “Special items”). We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations. See “Note 6”, “Note 16”, and “Note 17” of “Notes to Consolidated Financial Statements,” for additional information about the Special items.

	Year Ended
	Dec. 26,	Dec. 27,
(In thousands, except per share amounts)	2021	2020
	(Note)
GAAP operating income	$168,241	$90,253
Strategic corporate reorganization costs (1)	13,094	5,985
Adjusted operating income	$181,335	$96,238

GAAP net income attributable to common shareholders	$4,073	$41,737
Strategic corporate reorganization costs (1)	13,094	5,985
Repurchase and conversion of Series B Preferred Stock (2)	109,852	—
Tax effect of strategic corporate reorganization costs (3)	(2,946)	(1,346)
Two-class impact for Non-GAAP adjustment to net income (4)	—	(662)
Adjusted net income attributable to common shareholders	$124,073	$45,714

GAAP diluted earnings per common share	$0.12	$1.28
Strategic corporate reorganization costs (1)	0.37	0.18
Repurchase and conversion of Series B Preferred Stock (2)	3.10	—
Tax effect of strategic corporate reorganization costs (3)	(0.08)	(0.04)
Two-class impact for Non-GAAP adjustment to net income (4)	—	(0.02)
Adjusted diluted earnings per common share	$3.51	$1.40

(Note)   The above table does not include the impact of the allocation of undistributed earnings to participating securities for Special items in 2021.

(1)	Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia.
(2)	Represents the one-time charge related to the repurchase and conversion of all shares of Series B Preferred Stock and includes related professional fees incurred as part of the transaction.
(3)	The tax effect for strategic corporate reorganization costs was calculated by applying the marginal tax rate of 22.5% for 2021 and 2020, respectively. There was no tax effect on the repurchase and conversion of the Series B Preferred Stock as the one-time charge was non-deductible for tax purposes.
(4)	Represents an adjustment to the allocation of undistributed earnings to participating securities for the strategic corporate reorganization costs.

The non-GAAP adjusted results shown above and within this document, which exclude the Special items, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results.  Management believes presenting certain financial information excluding the Special items is important for purposes of comparing our historical operating results and providing transparency in how we evaluate our operating performance.  Management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable GAAP measure.

The presentation of the non-GAAP measures in this report is made alongside the most directly comparable GAAP measures.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our cash flows from continuing operations for each of the last two fiscal years (in thousands):

	2021	2020
Total cash provided by (used in):
Operating activities	$184,675	$186,439
Investing activities	(63,512)	(41,071)
Financing activities	(180,526)	(43,461)
Change in cash and cash equivalents, excluding the impact of foreign currency	$(59,363)	$101,907

Operating Activities

Total cash provided by operating activities was $184.7 million for the year ended December 26, 2021 which was generally consistent with the prior year comparable period.  The Company benefited from strong comparable sales growth of 12.1% in 2021 driven by our product innovation, customer retention and expansion both domestically and internationally, which more than doubled our net income to $125.0 million from $60.6 million a year ago.  This was offset by unfavorable changes in working capital, including the repayment of previously deferred employer payroll taxes from the Coronavirus Aid, Relief, and Economic Security Act and the timing of payments associated with our national marketing fund.

Investing Activities

Cash flow used in investing activities was $63.5 million in 2021 compared to $41.1 million in 2020.  The increase of $22.4 million was primarily driven by a $32.9 million increase in capital spend as part of our long-term growth strategy and expansion both domestically and internationally, including expenditures for the buildout of our corporate office located in Atlanta, Georgia, information technology upgrades for our corporate and restaurant facilities, and the development of Company-owned restaurants.  This was partially offset by higher repayments from notes issued to franchisees.

Financing Activities

Cash flow used in financing activities was $180.5 million in 2021 compared to $43.5 million in 2020, an increase of $137.0 million.  During 2021, the Company executed a new capital allocation strategy to optimize its capital structure, accelerating our long-term earnings potential and providing ongoing value to our shareholders. This strategy included cash consideration paid for the repurchase of the Company’s outstanding shares of Series B Preferred stock totaling $188.6 million, share repurchases made under the Company’s share repurchase programs of $72.5 million, and an increase to our dividend rate per common share, from $0.90 to $1.40 on an annual basis. These cash uses were partially offset by net proceeds of $60.0 million from the issuance of our 3.875% senior notes due 2029 and refinancing of our revolving credit facility, and also $80.0 million in net proceeds received from our revolving credit facility which were mainly used to fund our share repurchases.

Debt

On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029.  Concurrently with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing the previous credit agreement (“Previous Credit Agreement”).  The Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit.  The PJI Revolving Facility will mature on September 14, 2026.

The net proceeds from the Notes, together with borrowings under the PJI Revolving Facility, were used to repay outstanding revolver and term loan borrowings under the Company’s Previous Credit Agreement.

Our outstanding debt as of December 26, 2021 was $490.0 million, which was comprised of $400.0 million outstanding under the Notes and $90.0 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $510.0 million as of December 26, 2021.

Our Amended Credit Agreement contains affirmative and negative covenants that, among other things, require customary reporting obligations and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates.  The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

Actual Ratio for the
Year Ended
	Permitted Ratio	December 26, 2021
Leverage ratio	Not to exceed 5.25 to 1.0	2.0 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	5.0 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters.  Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of December 26, 2021.

In addition, the Indenture governing the Notes contains customary covenants that, among other things and subject to certain exceptions, limit our ability and the ability of certain of our subsidiaries to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem our capital stock; prepay, redeem or repurchase certain debt; issue certain preferred stock or similar equity securities; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of our assets.

Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender.  There was no debt outstanding under the PJMF Revolving Facility as of December 26, 2021 or December 27, 2020. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.

See “Note 12” of “Notes to Consolidated Financial Statements” for additional information.

Share Repurchases

As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders.  On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.  The share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021.

The following table summarizes our repurchase activity for the years ended December 26, 2021 and December 27, 2020:

				Maximum Dollar
	Total	Average	Aggregate	Value of Shares
	Number	Price	Cost of	that May Yet Be
(in thousands, except average price per share)	of Shares	Paid per	Shares	Purchased Under the
Year Ended	Purchased	Share	Purchased	Plans or Programs
December 26, 2021	594	$121.96	$72,499	$424,800
December 27, 2020	32	$83.90	$2,701	$72,299

Subsequent to year-end, we acquired an additional 109,000 shares at an aggregate cost of $13.3 million.  Approximately $411.5 million remained available under the Company’s share repurchase program as of February 17, 2022.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program.  There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Dividends

The Company recorded dividends of approximately $46.0 million for the year ended December 26, 2021 consisting of the following:

●	$40.4 million paid to common stockholders ($1.15 per share);
●	$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum);
●	$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock; and
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).

The Company paid common stock dividends of $29.4 million, common stock “pass-through” dividends to Series B Preferred Stockholders of $4.6 million, and $9.1 million in preferred dividends on the Series B Preferred Stock in 2020.

On January 27, 2022, our Board of Directors declared a first quarter dividend of $0.35 per share of common stock, representing an approximate $12.7 million aggregate dividend that was paid on February 18, 2022 to common stockholders of record as of the close of business on February 7, 2022.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

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

The Company’s free cash flow for the last two years was as follows (in thousands):

	Year Ended
	December 26,	December 27,
	2021	2020

Net cash provided by operating activities	$184,675	$186,439
Purchases of property and equipment	(68,559)	(35,652)
Dividends paid to preferred stockholders (1)	(6,394)	(13,649)
Free cash flow	$109,722	$137,138

(1) Excludes $188.6 million of cash consideration paid for the repurchase and conversion of the Series B Preferred Stock in the second quarter of 2021.

Cash Requirements

The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.

The Company’s material cash requirements as of December 26, 2021 include the following contractual obligations (in thousands):

	Payments Due by Period
	Less than			After 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Contractual Obligations:
3.875% Senior Notes	$—	$—	$—	$400,000	$400,000
Revolving Facility	—	—	90,000	—	90,000
Interest payments (1)	23,299	36,150	34,600	46,500	140,549
Total debt	$23,299	$36,150	$124,600	$446,500	$630,549
Operating leases (2)	33,323	63,243	49,521	96,187	242,274
Finance leases (2)	5,969	10,791	5,507	1,748	24,015
Total contractual obligations	$62,591	$110,184	$179,628	$544,435	$896,838
(1)	Interest payments assume an outstanding debt balance of $490.0 million. Interest payments are calculated based on LIBOR plus the applicable margin in effect at December 26, 2021, and includes the impact of interest rate swap agreements in effect. The actual interest rates on our variable rate debt and the amount of our indebtedness could vary from those used to compute the above interest payments. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information concerning our debt and credit arrangements.
(2)	See “Note 3” of “Notes to Consolidated Financial Statements” for additional information. The above amounts exclude variable-based rents and future expected sub-lease income in the UK.

The above table does not include the following:

●	Unrecognized tax benefits of $0.9 million, including interest and penalties, since we are not able to make reasonable estimates of the period of cash settlement with respect to the taxing authority.
●	Redeemable noncontrolling interests of $5.5 million as we are not able to predict the timing of the redemptions.
●	Expected capital expenditures of approximately $75.0 million to $85.0 million in 2022, which the Company expects to spend primarily on the buildout and development of Company-owned stores and technological enhancements.

Impact of Inflation

From time to time, we experience the impacts of inflation, which cause increased food, labor and benefits costs and higher operating expenses. To the extent permitted by competition, increased costs are recovered through a combination of menu price increases and/or implementing other cost reductions.

Off-Balance Sheet Arrangements

We guarantee leases for certain Papa John’s North American franchisees who have purchased restaurants that were previously Company-owned.  We are contingently liable on these leases. These leases have varying terms, the latest of which expires in 2036.  As of December 26, 2021, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $11.5 million.

We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to surety bonds with off-balance sheet risk as follows by year (in thousands):

	Amount of Commitment Expiration Per Period
	Less than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total
Surety bonds	$45,748	$—	$—	$—	$45,748

The surety bond arrangements expire within one year but have automatic renewal clauses.  See “Note 12” and “Note 19” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the COVID-19 pandemic and the related restrictions, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, labor shortages, inflation, reorganization costs and the related organizational, employment and real estate changes from opening our new office in Atlanta, royalty relief, the effectiveness of our menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties and opportunities associated with or related to the COVID-19 pandemic or the cessation thereof in the future, including risks related to: the impact of governmental restrictions on freedom of movement and business operations including quarantines, social distancing requirements and mandatory business closures; changes in consumer demand or behavior; labor shortages at Company and/or franchised stores and our quality control centers; impact of delayed new store openings, both domestically and internationally; vaccine mandates; our ability to navigate changing governmental programs and regulations relating to the pandemic; and the increased risk of phishing, ransomware and other cyber-attacks;
●	our ability to fully realize the anticipated benefits of our corporate reorganization and new office in Atlanta, Georgia;
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to boost consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;

●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption and inflation. This could also include increased employee compensation, including as a result of labor shortages, changes in minimum wage, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of mozzarella cheese, desserts, garlic cups or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including COVID-19;
●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the UK from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments.  The interest rate swaps were eligible for hedge accounting for part of the period and were de-designated following the issuance of the Notes. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. See “Note 12” of “Notes to Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately 7.3% of our 2021 revenues, 6.8% of our 2020 revenues and 7.8% of our 2019 revenues were derived from these international operations.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $8.1 million on our consolidated revenues in 2021 compared to an unfavorable impact of approximately $600,000 in 2020.  Foreign currency exchange rates had a favorable impact of $1.4 million on our operating income in 2021 compared to an unfavorable impact of $1.0 million in 2020.  A 10% adverse change in the foreign currency rates for our international markets would result in an additional negative impact on annual revenue and operating income of approximately $15.6 million and $3.3 million, respectively.

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

The following table presents the actual average block price for cheese by quarter in 2021, 2020 and 2019. Also presented is the projected 2022 average block price by quarter (based on the February 17, 2022 Chicago Mercantile Exchange cheese futures prices):

	2022	2021	2020	2019
	Projected	Block	Block	Block
	Market	Price	Price	Price

Quarter 1	$1.956	$1.676	$1.857	$1.490
Quarter 2	2.088	1.680	1.679	1.696
Quarter 3	2.095	1.676	2.262	1.898
Quarter 4	2.031	1.786	2.235	1.984
Full Year	$2.043	$1.705	$2.008	$1.767

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Financial Statements:

●	Consolidated Statements of Operations for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Consolidated Balance Sheets as of December 26, 2021 and December 27, 2020
●	Consolidated Statements of Stockholders’ Deficit for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Consolidated Statements of Cash Flows for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 26, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement and valuation of insurance reserves

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company is self-insured for certain obligations up to stated retention levels under its retention programs related to workers’ compensation, automobile, property and general liability programs.  As of December 26, 2021, the Company has $88.1 million accrued for self-insurance reserves (“Insurance Reserves”). Judgments and estimates are used by the Company in determining the potential value associated with incurred but not reported claims.

Auditing the valuation of the Insurance Reserves is highly judgmental and complex due to the significant uncertainty in estimating the potential value of reported claims, estimating the number and potential value of incurred but not reported claims and the use of actuarial valuation methods.  The reserve estimate is sensitive to actuarial assumptions (e.g., future emergence of losses, incurred but not reported claims) used to estimate the ultimate liability for reported claims and claims that have been incurred but have not been reported.

How We Addressed the Matter in Our Audit

We tested controls related to the measurement and valuation of the Insurance Reserves. For example, we tested controls over management’s review of the assumptions and methods used to establish the estimate, the underlying data, significant actuarial assumptions and the related reconciliations.

To test the measurement and valuation of the Insurance Reserves, our audit procedures included, among others, performing transactional tests of details over the completeness and accuracy of claims data and vouching payments made to third parties.  Furthermore, we involved our actuarial specialists to assist in the evaluation of the key assumptions and methodologies used by management to determine the Insurance Reserves.

Measurement and valuation of allowance for credit losses for franchisee notes receivable

Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company has an allowance for credit losses for franchisee notes receivable of $1.5 million (“Allowance for Credit Losses for Franchisee Notes Receivable”) against a gross balance of franchisee notes receivable of $49.4 million as of December 26, 2021.  The Allowance for Credit Losses for Franchisee Notes Receivable is estimated to reduce the outstanding notes receivable for expected credit losses after consideration of the fair value of the Company’s collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees as well as a review of each franchisee’s economic performance, historical loss information, current market conditions, and future economic conditions.

Auditing the Allowance for Credit Losses for Franchisee Notes Receivable is challenging due to the judgment inherent in estimating the fair value of the Company’s collateral rights, which has a significant effect on measurement and valuation.

How We Addressed the Matter in Our Audit

We tested controls related to the measurement and valuation of the Allowance for Credit Losses for Franchisee Notes Receivable.  For example, we tested controls over management’s review of the progression of   outstanding notes receivable and the Allowance for Credit Losses for Franchisee Notes Receivable and the overall review of its adequacy.  Where judgment was exercised by management, our audit procedures included testing controls over management’s evaluation of the assumptions, including the fair value of the collateral rights and guarantees where collateral is available or personal guarantee given in connection with issuance of the applicable note.  Our control testing also considered management’s review over the completeness and accuracy of the underlying data used in evaluating the measurement and valuation of the Allowance for Credit Losses for Franchisee Notes Receivable.

To test the measurement and valuation of the Allowance for Credit Losses for Franchisee Notes Receivable, our audit procedures included, among others, evaluating the status of collection of scheduled payments for outstanding notes receivable, analyzing unit economics for franchisees to identify indicators of their financial health, evaluating the estimates of collateral value, and the underlying data used by management.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2019. Louisville, Kentucky February 24, 2022

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended
	December 26,	December 27,	December 29,
(In thousands, except per share amounts)	2021	2020	2019

Revenues:
Domestic Company-owned restaurant sales	$778,323	$700,757	$652,053
North America franchise royalties and fees	129,310	96,732	71,828
North America commissary revenues	761,305	680,793	612,652
International revenues	150,771	123,963	102,924
Other revenues	248,712	210,989	179,791
Total revenues	2,068,421	1,813,234	1,619,248
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	621,871	563,799	526,237
North America commissary expenses	703,622	630,937	569,180
International expenses	87,286	73,994	57,702
Other expenses	226,320	200,304	175,592
General and administrative expenses	212,265	204,242	223,460
Depreciation and amortization	48,816	49,705	47,281
Total costs and expenses	1,900,180	1,722,981	1,599,452
Refranchising gains	—	—	4,739
Operating income	168,241	90,253	24,535
Investment income	1,912	2,131	1,104
Interest expense	(19,205)	(17,022)	(20,593)
Income before income taxes	150,948	75,362	5,046
Income tax expense (benefit)	25,993	14,748	(611)
Net income before attribution to noncontrolling interests	124,955	60,614	5,657
Net income attributable to noncontrolling interests	(4,939)	(2,682)	(791)
Net income attributable to the Company	$120,016	$57,932	$4,866

Calculation of net income (loss) for earnings (loss) per share:
Net income attributable to the Company	$120,016	$57,932	$4,866
Dividends on redemption of Series B Convertible Preferred Stock	(109,852)	—	—
Dividends paid to participating securities	(6,091)	(14,059)	(12,499)
Net income attributable to participating securities	—	(2,136)	—
Net income (loss) attributable to common shareholders	$4,073	$41,737	$(7,633)

Basic earnings (loss) per common share	$0.12	$1.29	$(0.24)
Diluted earnings (loss) per common share	$0.12	$1.28	$(0.24)

Basic weighted average common shares outstanding	35,007	32,421	31,632
Diluted weighted average common shares outstanding	35,337	32,717	31,632

Dividends declared per common share	$1.15	$0.90	$0.90

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 26,	December 27,	December 29,
(In thousands)	2021	2020	2019

Net income before attribution to noncontrolling interests	$124,955	$60,614	$5,657
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,397)	2,344	1,638
Interest rate swaps (1)	6,848	(7,517)	(10,783)
Other comprehensive income (loss), before tax	5,451	(5,173)	(9,145)
Income tax effect:
Foreign currency translation adjustments	321	(539)	(377)
Interest rate swaps (2)	(1,575)	1,729	2,480
Income tax effect	(1,254)	1,190	2,103
Other comprehensive income (loss), net of tax	4,197	(3,983)	(7,042)
Comprehensive income (loss) before attribution to noncontrolling interests	129,152	56,631	(1,385)
Less: comprehensive (income) loss, redeemable noncontrolling interests	(2,609)	(824)	519
Less: comprehensive (income), nonredeemable noncontrolling interests	(2,330)	(1,858)	(1,310)
Comprehensive income (loss) attributable to the Company	$124,213	$53,949	$(2,176)
(1)Amounts reclassified out of accumulated other comprehensive loss into interest expense included ($5,965), ($5,068) and $660 for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $1,342, $1,140 and ($152) for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 26,	December 27,
(In thousands, except per share amounts)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$70,610	$130,204
Accounts receivable (less allowance for credit losses of $2,364 in 2021 and $3,622 in 2020)	81,370	90,135
Notes receivable, current portion	12,352	11,318
Income tax receivable	9,386	1,273
Inventories	34,981	30,265
Prepaid expenses and other current assets	46,310	43,212
Total current assets	255,009	306,407
Property and equipment, net	223,856	200,895
Finance lease right-of-use assets, net	20,907	16,840
Operating lease right-of-use assets	176,256	148,110
Notes receivable, less current portion (less allowance for credit losses of $1,500 in 2021 and $3,211 in 2020)	35,504	36,538
Goodwill	80,632	80,791
Deferred income taxes	5,156	10,800
Other assets	88,384	72,389
Total assets	$885,704	$872,770

Liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$28,092	$37,370
Income and other taxes payable	19,996	10,263
Accrued expenses and other current liabilities	190,116	174,563
Current deferred revenue	21,700	19,590
Current finance lease liabilities	4,977	3,545
Current operating lease liabilities	22,543	23,538
Current portion of long-term debt	—	20,000
Total current liabilities	287,424	288,869
Deferred revenue	13,846	13,664
Long-term finance lease liabilities	16,580	13,531
Long-term operating lease liabilities	160,672	124,666
Long-term debt, less current portion, net	480,730	328,292
Deferred income taxes	258	948
Other long-term liabilities	93,154	111,364
Total liabilities	1,052,664	881,334

Series B Convertible Preferred Stock; $0.01 par value; no shares authorized, issued or outstanding at December 26, 2021, compared to 260.0 shares authorized, 252.5 shares issued and outstanding at December 27, 2020	—	251,901
Redeemable noncontrolling interests	5,498	6,474

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,002 at December 26, 2021 and 45,288 at December 27, 2020)	490	453
Additional paid-in capital	445,126	254,103
Accumulated other comprehensive loss	(9,971)	(14,168)
Retained earnings	183,157	219,158
Treasury stock (13,205 shares at December 26, 2021 and 12,743 shares at December 27, 2020, at cost)	(806,472)	(741,724)
Total stockholders’ deficit	(187,670)	(282,178)
Noncontrolling interests in subsidiaries	15,212	15,239
Total Stockholders’ deficit	(172,458)	(266,939)
Total liabilities, Series B Convertible Preferred Stock, Redeemable noncontrolling interests and Stockholders’ deficit	$885,704	$872,770

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 30, 2018	31,372	$443	$192,984	$(3,143)	$242,182	$(751,704)	$15,225	$(304,013)
Net income (1)	—	—	—	—	4,866	—	1,310	6,176
Other comprehensive loss, net of tax	—	—	—	(7,042)	—	—	—	(7,042)
Cash dividends on common stock	—	—	209	—	(28,761)	—	—	(28,552)
Cash dividends on preferred stock	—	—	—	—	(10,020)	—	—	(10,020)
Dividends declared on preferred stock	—	—	—	—	(2,273)	—	—	(2,273)
Exercise of stock options	447	4	16,006	—	—	—	—	16,010
Stock-based compensation expense	—	—	15,303	—	—	—	—	15,303
Issuance of restricted stock	63	—	(3,681)	—	—	3,681	—	—
Tax effect of restricted stock awards	—	—	(1,433)	—	—	—	—	(1,433)
Distributions to noncontrolling interests	—	—	—	—	—	—	(870)	(870)
Other	12	—	(341)	—	(297)	696	—	58
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (2)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted balance at December 30, 2019	31,894	447	219,047	(10,185)	204,631	(747,327)	15,665	(317,722)
Net income (1)	—	—	—	—	57,932	—	1,858	59,790
Other comprehensive loss, net of tax	—	—	—	(3,983)	—	—	—	(3,983)
Cash dividends on common stock	—	—	141	—	(29,503)	—	—	(29,362)
Cash dividends on preferred stock	—	—	—	—	(13,649)	—	—	(13,649)
Exercise of stock options	540	6	30,616	—	—	—	—	30,622
Acquisition of Company common stock	(32)	—	—	—	—	(2,701)	—	(2,701)
Stock-based compensation expense	—	—	16,310	—	—	—	—	16,310
Issuance of restricted stock	119	—	(6,922)	—	—	6,922	—	—
Tax effect of restricted stock awards	—	—	(3,974)	—	—	—	—	(3,974)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,284)	(2,284)
Other	24	—	(1,115)	—	(253)	1,382	—	14
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (continued)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
(In thousands)	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	120,016	—	2,330	122,346
Other comprehensive income, net of tax	—	—	—	4,197	—	—	—	4,197
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,498)	—	—	64,168
Cash dividends on common stock	—	—	158	—	(40,514)	—	—	(40,356)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	212	2	11,967	—	—	—	—	11,969
Acquisition of Company common stock	(594)	—	—	—	—	(72,499)	—	(72,499)
Stock-based compensation expense	—	—	16,919	—	—	—	—	16,919
Issuance of restricted stock	132	—	(6,970)	—	—	6,970	—	—
Tax effect of restricted stock awards	—	—	(5,847)	—	—	—	—	(5,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,357)	(2,357)
Other	13	—	165	—	(884)	781	—	62
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
(1)	Net income to the Company at December 26, 2021, December 27, 2020 and December 29, 2019 excludes $2,609, $824 and ($519), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)	As of December 30, 2019, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. See “Note 10” of “Notes to Consolidated Financial Statements” for additional information.

At December 26, 2021, the accumulated other comprehensive loss of $9,971 was comprised of net unrealized foreign currency translation loss of $4,869 and a net unrealized loss on the interest rate swap agreements of $5,102.

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

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 26,	December 27,	December 29,
(In thousands)	2021	2020	2019

Operating activities
Net income before attribution to noncontrolling interests	$124,955	$60,614	$5,657
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for allowance for credit losses on accounts and notes receivable	(852)	(4,734)	3,139
Depreciation and amortization	48,816	49,705	47,281
Deferred income taxes	3,753	(9,268)	(3,764)
Preferred stock option mark-to-market adjustment	—	—	5,914
Stock-based compensation expense	16,919	16,310	15,303
(Gain) on refranchising	—	—	(4,739)
Other	581	2,257	3,203
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,023	(22,420)	(6,181)
Income tax receivable	(8,113)	3,760	12,122
Inventories	(4,708)	(2,736)	(326)
Prepaid expenses and other current assets	2,866	2,884	1,367
Other assets and liabilities	(20,077)	20,879	(6,354)
Accounts payable	(9,278)	8,229	2,035
Income and other taxes payable	9,733	2,664	1,009
Accrued expenses and other current liabilities	15,875	59,353	(11,331)
Deferred revenue	182	(1,058)	(2,586)
Net cash provided by operating activities	184,675	186,439	61,749
Investing activities
Purchases of property and equipment	(68,559)	(35,652)	(37,711)
Notes issued	(16,132)	(16,589)	(15,864)
Repayments of notes issued	18,555	11,154	5,616
Acquisitions, net of cash acquired	(699)	—	—
Proceeds from divestitures of restaurants	—	—	13,495
Other	3,323	16	1,889
Net cash used in investing activities	(63,512)	(41,071)	(32,575)
Financing activities
Proceeds from issuance of senior notes	400,000	—	—
Repayments of term loan	(340,000)	(20,000)	(15,000)
Net proceeds (repayments) of revolving credit facilities	80,000	—	(240,026)
Debt issuance costs	(9,179)	—	—
Repurchase of Series B Convertible Preferred Stock	(188,647)	—	—
Proceeds from issuance of Series B Convertible Preferred Stock	—	—	252,530
Issuance costs associated with Series B Convertible Preferred Stock	—	—	(7,527)
Acquisition of Company common stock	(72,499)	(2,701)	—
Proceeds from exercise of stock options	11,969	30,622	16,010
Dividends paid to common stockholders	(40,356)	(29,362)	(28,552)
Dividends paid to preferred stockholders	(6,394)	(13,649)	(10,020)
Tax payments for equity award issuances	(5,847)	(3,974)	(1,433)
Contributions from noncontrolling interests	—	—	840
Distributions to noncontrolling interests	(5,942)	(2,420)	(870)
Other	(3,631)	(1,977)	(526)
Net cash used in financing activities	(180,526)	(43,461)	(34,574)
Effect of exchange rate changes on cash and cash equivalents	(231)	386	53
Change in cash and cash equivalents	(59,594)	102,293	(5,347)
Cash and cash equivalents at beginning of period	130,204	27,911	33,258
Cash and cash equivalents at end of period	$70,610	$130,204	$27,911

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” in 50 countries and territories as of December 26, 2021. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties and sales of franchise and development rights, printing and promotional items and information systems equipment, and software and related services. We generated revenues from the operation of our Quality Control Centers (“QC Centers”) which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies to restaurants. We also derived revenue from contributions received by our national marketing funds.

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

Advertising and Related Costs

Domestic Company-owned advertising and related costs of $61.7 million, $56.7 million and $54.3 million in 2021, 2020, and 2019, respectively, include the costs of domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and advertising activities administered through PJMF and various local market cooperative advertising funds. PJMF is responsible for developing and conducting marketing and advertising for the domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF.  During 2020 and 2019, the Company recorded additional amounts of $15.0 million and $27.5 million, respectively, to PJMF, representing incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions as part of our temporary financial support package to our franchisees.  The marketing fund investments are included in General and administrative expenses within the accompanying Consolidated Statements of Operations.

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

Interest income recorded on franchisee loans was approximately $1.9 million in 2021, $2.1 million in 2020 and $0.8 million in 2019 and is reported in Investment income in the accompanying Consolidated Statements of Operations.

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

Depreciation expense was $43.0 million in 2021, $46.6 million in 2020 and $45.9 million in 2019.

Deferred Costs

We capitalize certain information systems development and related costs that meet established criteria. Amounts capitalized, which are included in property and equipment, are amortized principally over periods not exceeding five years upon completion of the related information systems project. Total costs capitalized were approximately $4.1 million in 2021, $3.3 million in 2020 and $3.5 million in 2019. The unamortized information systems development costs approximated $10.5 million as of December 26, 2021 and December 27, 2020.

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

We elected to perform a qualitative assessment for all reporting units in the fourth quarter of 2021. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts.  Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified.  See Note 11 for additional information.

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

Insurance Reserves

Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage provided to our employees are funded by the Company up to certain retention limits which range up to $1.0 million.

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

As of December 26, 2021, our insurance reserve was $88.1 million as compared to $82.0 million as of December 27, 2020 primarily related to auto liability and workers’ compensation claims.  Our reserves include claim costs above our retention that have a corresponding receivable.  Our insurance receivable for claims above retention totaled $48.1 million and $32.2 million as of December 26, 2021 and December 27, 2020, respectively.  Of these amounts, approximately $18.7 million and $12.7 million were recorded in Prepaid expenses and other current assets, and $29.4 million and $19.5 million were recorded in Other assets on the Consolidated Balance Sheets as of December 26, 2021 and December 27, 2020, respectively.

Derivative Financial Instruments

We recognize all derivatives on the balance sheet at fair value. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income/(loss) until the hedged item is recognized in earnings.  During 2021, our interest rate swaps were de-designated as cash flow hedges following the issuance of our 3.875% fixed senior notes. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.

We recognized income (loss) of $6.8 million ($5.3 million after tax) in 2021, ($7.5) million (($5.8) million after tax) in 2020, and ($10.8) million (($8.3) million after tax) in 2019 in other comprehensive income (loss) for the net change in the fair value of our interest rate swaps. See Note 12 for additional information on our debt and credit arrangements.

Noncontrolling Interests

At December 26, 2021, the Company had four joint ventures consisting of 188 restaurants, which have noncontrolling interests. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.

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

See Note 9 for additional information regarding noncontrolling interests.

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

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.  An operating lease right-of-use asset is amortized on a straight-line basis over the lease term and is recognized as a single lease cost against the operating lease liability.  A finance lease right-of-use asset is amortized on a straight-line basis, with interest costs reported separately, over the lesser of the useful life of the leased asset or lease term.  Operating lease expense is recognized on a straight-line basis over the lease term and is included in Operating costs or General and administrative expenses.  Variable lease payments are expensed as incurred.

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

The following schedule details the total right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of December 26, 2021 and December 27, 2020 (in thousands):

		December 26,	December 27,
Leases	Classification	2021	2020
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$20,907	$16,840
Operating lease assets, net	Operating lease right-of-use assets	176,256	148,110
Total lease assets		$197,163	$164,950
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$4,977	$3,545
Current operating lease liabilities	Current operating lease liabilities	22,543	23,538
Noncurrent finance lease liabilities	Long-term finance lease liabilities	16,580	13,531
Noncurrent operating lease liabilities	Long-term operating lease liabilities	160,672	124,666
Total lease liabilities		$204,772	$165,280

Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Lease expense is comprised of operating and finance lease costs, short-term lease costs, and variable lease costs, which primarily include common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.  Lease costs also include variable rent, which is primarily related to the Company’s supply chain tractor and trailer leases that are based on a rate per mile.  Lease expense for the years ended December 26, 2021 and December 27, 2020 are as follows:

	Year Ended	Year Ended
(in thousands)	December 26, 2021	December 27, 2020
Finance lease:
Amortization of right-of-use assets	$4,980	$2,342
Interest on lease liabilities	1,140	606
Operating lease:
Operating lease cost	43,072	40,026
Short-term lease cost	2,032	3,960
Variable lease cost	8,572	6,503
Total lease costs	$59,796	$53,437
Sublease income	(12,039)	(10,407)
Total lease costs, net of sublease income	$47,757	$43,030

Future minimum lease payments under contractually-obligated leases and associated sublease income as of December 26, 2021 are as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
2022	$5,969	$33,323	$10,704
2023	5,919	32,174	10,515
2024	4,872	31,069	10,302
2025	3,242	26,794	9,835
2026	2,265	22,727	9,107
Thereafter	1,748	96,187	44,700
Total future minimum lease payments	$24,015	$242,274	$95,163
Less imputed interest	(2,458)	(59,059)	—
Total present value of lease liabilities	$21,557	$183,215	$95,163

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At December 26, 2021, we leased and subleased approximately 425 Papa John’s restaurants to franchisees in the United Kingdom.  The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 70 domestic leases. These leases have varying terms, the latest of which expires in 2036.  As of December 26, 2021, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $11.5 million.  This contingent liability is not included in the Consolidated Balance Sheet or future minimum lease obligation.  The fair value of the guarantee is not material.

There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the years ended December 26, 2021 and December 27, 2020 are as follows:

	Year Ended
(in thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,140	$606	$269
Financing cash flows from finance leases	4,566	2,139	781
Operating cash flows from operating leases (a)	38,530	37,113	40,152
Right-of-use assets obtained in exchange for new finance lease liabilities	9,486	9,152	10,199
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	64,420	30,266	20,903
Cash received from sublease income	11,597	10,545	10,139

Weighted-average remaining lease term (in years):
Finance leases	4.51	4.71	4.75
Operating leases	8.30	7.00	7.00
Weighted-average discount rate:
Finance leases	5.08%	5.34%	6.38%
Operating leases	6.20%	6.65%	6.94%

(a) Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b) Includes right-of-use assets of approximately $21.8 million for the year ended December 26, 2021 associated with the lease commencement of our Atlanta, Georgia corporate office.

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

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Consolidated Balance Sheets (in thousands):

	December 26,	December 27,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$24,481	$9,394
Accounts receivable, net	14,150	23,711
Income tax receivable	300	192
Prepaid expenses and other current assets	1,718	1,914
Total current assets	40,649	35,211
Deferred income taxes	614	588
Total assets	$41,263	$35,799

Liabilities
Current liabilities:
Accounts payable	$140	$5,429
Income and other taxes payable	2	2
Accrued expenses and other current liabilities	40,154	32,578
Current deferred revenue	4,317	3,938
Total current liabilities	44,613	41,947
Deferred revenue	2,478	2,419
Total liabilities	$47,091	$44,366

5.  Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Consolidated Balance Sheets.  During the years ended December 26, 2021 and December 27, 2020, the Company recognized $36.3 million and $33.2 million in revenue, respectively, related to deferred revenue.

The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	December 26, 2021	December 27, 2020	Change
Franchise fees and unredeemed gift card liabilities	$20,410	$19,890	$520
Customer loyalty program obligations	15,136	13,364	1,772
Total contract liabilities	$35,546	$33,254	$2,292

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of

December 26, 2021 and December 27, 2020, the contract assets were approximately $5.8 million and $5.1 million, respectively. For the years ended December 26, 2021 and December 27, 2020, revenue was reduced approximately $3.0 million and $3.2 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,236	$1,979	$1,758	$1,530	$1,255	$2,343	$11,101

Approximately $2.5 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $6.8 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6.	Stockholders’ Deficit

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at December 26, 2021 or December 27, 2020, respectively) and 100.0 million shares of common stock as of December 26, 2021 and December 27, 2020, respectively.  The Company’s outstanding shares of common stock, net of repurchased common stock, were 35.8 million shares at December 26, 2021 and 32.5 million shares at December 27, 2020.

On May 11, 2021, the Company entered into a Share Repurchase Agreement with certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), pursuant to which (i) the Company repurchased from Starboard 78,387 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”) and (ii) Starboard converted the remaining 171,613 shares of Series B Preferred Stock that it owned into 3,458,360 shares of the Company’s common stock pursuant to the terms of the Certificate of Designation of the Series B Preferred Stock.  On June 3, 2021, the Company entered into agreements with certain franchisee investors to repurchase 1,000 shares of the outstanding Series B Preferred Stock and convert the remaining 1,530 shares of Series B Preferred Stock into 30,769 shares of common stock.  The Company paid Starboard and the franchisee investors aggregate one-time cash payments of $188.6 million for the repurchase and conversion of all of the outstanding shares of Series B Preferred Stock.  The excess of the cash payment over the carrying value of the respective Series B Preferred Stock redeemed resulted in $109.9 million of dividends on redemption of Series B Preferred Stock in the Consolidated Statement of Operations, which reduced net income attributable to common stockholders and also reduced diluted earnings per share by $3.10 for the year ended December 26, 2021.

On August 3, 2021, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware to eliminate the Series B Preferred Stock.  Effective upon filing, the Certificate of Elimination eliminated from the Company’s Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Series B Preferred Stock.  The shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of the Company, without designation as to series.  As a result of the repurchase and conversion, there were no shares of Series B Preferred Stock authorized or outstanding at December 26, 2021 compared to 260,000 and 252,530 shares of Series B Preferred

Stock authorized and outstanding, respectively, at December 27, 2020.  The Series B Preferred Stock was classified as temporary equity on the Consolidated Balance Sheet as of December 27, 2020.

The following table summarizes changes to our Series B Preferred Stock (in thousands):

Balance at December 29, 2019	$251,133
Tax deduction on issuance costs	702
Accretion	66
Balance at December 27, 2020	$251,901
Accretion	629
Redemption	(252,530)
Balance at December 26, 2021	$—

Share Repurchase Program

On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.  This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021.

The following table summarizes our repurchase activity for the years ended December 26, 2021 and December 27, 2020, respectively (none in 2019):

				Maximum Dollar
	Total	Average	Aggregate	Value of Shares
	Number	Price	Cost of	that May Yet Be
(in thousands, except average price per share)	of Shares	Paid per	Shares	Purchased Under the
Year Ended	Purchased	Share	Purchased	Plans or Programs
December 26, 2021	594	$121.96	$72,499	$424,800
December 27, 2020	32	$83.90	$2,701	$72,299

Subsequent to year-end, we acquired an additional 109,000 shares at an aggregate cost of $13.3 million.  Approximately $411.5 million remained available under the Company’s share repurchase program as of February 17, 2022.

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

Dividends

The Company recorded dividends of approximately $46.0 million for the year ended December 26, 2021 consisting of the following:

●	$40.4 million paid to common stockholders ($1.15 per share);
●	$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum);
●	$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock; and
●	$1.1 million in common stock “pass-through” dividends paid to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).

The Company paid aggregate common stock dividends of $29.4 million and $28.6 million in 2020 and 2019, respectively.  Additionally, the Company paid common stock “pass-through” dividends on an as-converted basis to Series B Preferred Stockholders of $4.6 million and $4.3 million, and preferred dividends on the Series B Preferred Stock of $9.1 million and $5.7 million, in 2020 and 2019, respectively.

On January 27, 2022, our Board of Directors declared a first quarter dividend of $0.35 per share of common stock, representing an approximate $12.7 million aggregate dividend that was paid on February 18, 2022 to common stockholders of record as of the close of business on February 7, 2022.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

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

The calculations of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 are as follows (in thousands, except per share data):

	2021	2020	2019
Basic earnings (loss) per common share
Net income attributable to the Company	$120,016	$57,932	$4,866
Dividends on redemption of Series B Convertible Preferred Stock	(109,852)	—	—
Dividends paid to participating securities	(6,091)	(14,059)	(12,499)
Net income attributable to participating securities	—	(2,136)	—
Net income (loss) attributable to common shareholders	$4,073	$41,737	$(7,633)

Basic weighted average common shares outstanding	35,007	32,421	31,632
Basic earnings (loss) per common share	$0.12	$1.29	$(0.24)

Diluted earnings (loss) per common share
Net income (loss) attributable to common shareholders	$4,073	$41,737	$(7,633)

Weighted average common shares outstanding	35,007	32,421	31,632
Dilutive effect of outstanding equity awards (a)	330	296	—
Diluted weighted average common shares outstanding (b)	35,337	32,717	31,632
Diluted earnings (loss) per common share	$0.12	$1.28	$(0.24)

(a)	Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 100 in 2020 (none in 2021 or 2019, respectively).
(b)	The Company had 252.5 shares of Series B Preferred Stock outstanding as of December 27, 2020 and December 29, 2019, respectively (none as of December 26, 2021). For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income (loss) attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive for both periods presented and as such was excluded.

See Note 20 for additional information regarding our equity awards, including restricted stock.

8. Fair Value Measurements and Disclosures

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

Fair value is a market-based measurement, not an entity specific measurement. Considerable judgment is required to interpret market data to estimate fair value; accordingly, the fair values presented do not necessarily indicate what the Company or its debtholders could realize in a current market exchange.

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 26, 2021 and December 27, 2020 are as follows:

	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
December 26, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$41,904	$41,904	$—	$—

Financial liabilities:
Interest rate swaps (b)	$5,536	$—	$5,536	$—

December 27, 2020
Financial assets:
Cash surrender value of life insurance policies (a)	$37,578	$37,578	$—	$—

Financial liabilities:
Interest rate swaps (b)	$13,452	$—	$13,452	$—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

There were no transfers among levels within the fair value hierarchy during fiscal 2021 or 2020.

The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable.   The carrying value of notes receivable, net of allowances, also approximates fair value.  The Company’s revolving credit facilities and term debt under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate.  The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of December 26, 2021 (none in 2020):

	December 26, 2021
	Carrying	Fair
(in thousands)	Value	Value
3.875% Senior Notes	$400,000	$396,000

9. Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties.  These joint venture arrangements include 188 restaurants at December 26, 2021 and December 27, 2020 respectively.  Net income attributable to these joint ventures for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 were as follows (in thousands):

	2021	2020	2019

Papa John’s International, Inc.	$8,457	$5,654	$2,560
Noncontrolling interests	4,939	2,682	791
Total net income	$13,396	$8,336	$3,351

As of December 26, 2021, the noncontrolling interest holder of two joint ventures have the option to require the Company to purchase their interest, though not currently redeemable.  Since redemption of the noncontrolling interests is outside of the Company’s control, the noncontrolling interests are presented in the caption “Redeemable noncontrolling interests” in the Consolidated Balance Sheets.

The following summarizes changes in our redeemable noncontrolling interests in 2021 and 2020 (in thousands):

Balance at December 29, 2019	$5,785
Net income	824
Distributions	(135)
Balance at December 27, 2020	$6,474
Net income	2,609
Distributions	(3,585)
Balance at December 26, 2021	$5,498

10. Allowance for Credit Losses

The Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) as of December 30, 2019 (the first day of fiscal 2020) under the modified retrospective transition method.  Topic 326 requires measurement and recognition of expected versus incurred losses for financial assets held.  Financial instruments subject to Topic 326 include trade accounts receivable, notes receivable and interest receivable (classified as Other assets in the Consolidated Balance Sheets) from franchisees. The impact of the adoption was not material to our consolidated financial statements.

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

The following table summarizes changes in our allowances for credit losses for accounts receivable, notes receivable and interest receivable:

(in thousands)	Accounts Receivable	Notes Receivable	Interest Receivable
Balance at December 29, 2019	$7,341	$3,572	$910
Cumulative effect of adoption of ASU 2016-13	912	463	—
Balance at December 30, 2019	$8,253	$4,035	$910
Current period (benefit) provision for expected credit losses	(3,843)	(191)	144
Write-offs charged against the allowance	(788)	(843)	—
Recoveries collected	—	(844)	—
Transfers	—	1,054	(1,054)
Balance at December 27, 2020	$3,622	$3,211	$—
Current period (benefit) provision for expected credit losses	16	(583)	—
Write-offs charged against the allowance	(1,274)	(843)	—
Recoveries collected	—	(285)	—
Balance at December 26, 2021	$2,364	$1,500	$—

11. Goodwill

The following summarizes changes in the Company’s goodwill, by reportable segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total

Balance as of December 29, 2019	$64,254	$15,650	$436	$80,340
Foreign currency adjustments	—	451	—	451
Balance as of December 27, 2020	$64,254	$16,101	$436	$80,791
Foreign currency adjustments	—	(159)	—	(159)
Balance as of December 26, 2021	$64,254	$15,942	$436	$80,632

(a)	The international goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit.

12. Debt

Long-term debt, net consists of the following (in thousands):

	December 26,	December 27,
	2021	2020
Senior notes	$400,000	$—
Revolving facilities	90,000	10,000
Term loan facility	—	340,000
Outstanding debt	$490,000	$350,000
Unamortized debt issuance costs	(9,270)	(1,708)
Current portion of long-term debt	—	(20,000)
Total long-term debt, net	$480,730	$328,292

Senior Notes

On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029.  The Notes are guaranteed by each of the Company’s existing and future domestic restricted subsidiaries that are guarantors or borrowers under the Amended Credit Agreement (as defined below) or other certain indebtedness. The Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act. Interest on the Notes will be payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on March 15, 2022, at a fixed interest rate of 3.875% per annum.  In connection with the Notes, the Company recorded $7.1 million of debt issuance costs, which are being amortized into net interest expense over the term of the Notes.

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

Amended Credit Agreement

Concurrently with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing the previous credit agreement (“Previous Credit Agreement”).  The Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit.  The PJI Revolving Facility will mature on September 14, 2026.  In connection with the Amended Credit Agreement, the Company recorded $2.1 million of debt issuance costs, which are being amortized into net interest expense over the term of the Amended Credit Agreement. The remaining availability under the PJI Revolving Facility was approximately $510.0 million as of December 26, 2021.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. In addition, the Company will be subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00.  We were in compliance with these financial covenants at December 26, 2021.

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

PJMF Revolving Facility

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2022.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  The applicable interest rates on the PJMF Revolving Facility were 2.7% and 4.1% in fiscal 2020 and 2019, respectively. There was no debt outstanding under the PJMF Revolving Facility as of December 26, 2021 or December 27, 2020. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.

Derivative Financial Instruments

As of December 26, 2021, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt		Fixed Rates
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$50	million	2.00%

Our interest rate swaps were de-designated as cash flow hedges during 2021 following the issuance of the Notes. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss (“AOCL”) will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.

The following table provides information on the location and amounts of our swaps in the accompanying Consolidated Financial Statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	December 26,	December 27,
Balance Sheet Location	2021	2020
Other current and long-term liabilities	$5,536	$13,452

As of December 26, 2021, the portion of the aggregate $5.5 million interest rate swap liability that would be reclassified into interest expense during the next twelve months approximates $4.8 million.

The effect of derivative instruments on the accompanying Consolidated Financial Statements is as follows (in thousands):

		Location of (Loss)	Amount of (Loss)
Derivatives -	Amount of Gain or	or Gain	or Gain	Total Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Consolidated
Hedging	in AOCL	AOCL into	AOCL into	Statements of
Relationships	on Derivative	Income	Income	Operations
Interest rate swaps:
2021	$5,273	Interest expense	$(5,965)	$(19,205)
2020	$(5,788)	Interest expense	$(5,068)	$(17,022)
2019	$(8,303)	Interest expense	$660	$(20,593)

Interest paid, including payments made or received under the swaps, was $13.4 million, $15.8 million and $18.1 million in fiscal 2021, 2020 and 2019, respectively.

13. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 26,	December 27,
	2021	2020
Land	$31,032	$33,381
Buildings and improvements	91,508	91,335
Leasehold improvements	138,016	123,167
Equipment and other	465,813	436,678
Construction in progress	23,725	7,954
Total property and equipment	750,094	692,515
Accumulated depreciation and amortization	(526,238)	(491,620)
Property and equipment, net	$223,856	$200,895

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 26,	December 27,
	2021	2020
Marketing	$59,248	$47,885
Salaries, benefits and bonuses	48,728	46,352
Insurance reserves, current	34,661	32,947
Purchases	13,319	16,550
Other	34,160	30,829
Total	$190,116	$174,563

15. Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 26,	December 27,
	2021	2020
Insurance reserves	$53,551	$49,002
Deferred compensation plan	36,170	35,793
Employer payroll taxes (1)	—	18,473
Other	3,433	8,096
Total	$93,154	$111,364

(1)	Represents deferred employer payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act. Approximately half of the deferral was paid in 2021, with the remaining $9.2 million recorded within Income and other taxes payable within the Consolidated Balance Sheet as of December 26, 2021.

16. Strategic Corporate Reorganization for Long-term Growth

On September 17, 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta, which opened in October 2021. The space is designed to drive continued menu innovation and optimize integration across marketing, communications, customer experience, operations, human resources, diversity, equity and inclusion, financial planning and analysis, investor relations and development functions. Our information technology, finance, supply chain, and legal teams continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain an office outside of London, United Kingdom, where our international operations are managed. Employees whose positions were relocated to the new Atlanta office were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we incurred one-time corporate reorganization costs of approximately $19.1 million through December 26, 2021 which include $10.2 million of employee severance and other employee transition costs, $5.4 million of recruiting and professional fees, $3.4 million of relocation costs, and $1.0 million of other costs, offset by ($0.9) million of stock-based compensation forfeitures on unvested awards.

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

Strategic corporate reorganization costs recorded for the years ended December 26, 2021 and December 27, 2020, respectively, are as follows:

	Year Ended	Year Ended
	Dec. 26,	Dec. 27,
(in thousands)	2021	2020
Employee severance and other employee transition costs	$5,429	$4,775
Recruiting and professional fees	3,815	1,598
Relocation costs	3,100	267
Other costs	750	285
Total strategic corporate reorganization costs	$13,094	$6,925
Stock-based compensation forfeitures on unvested awards	—	(940)
Total strategic corporate reorganization costs, net of stock forfeitures	$13,094	$5,985

As of December 26, 2021 and December 27, 2020, the estimate of unpaid strategic corporate reorganization costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.  The following tables summarizes the activity for the years ended December 26, 2021 and December 27, 2020, respectively:

	Balance at			Balance at
	Dec. 27			Dec. 26,
(in thousands)	2020	Charges	Payments	2021
Employee severance and other employee transition costs	$4,615	$5,429	$(7,922)	$2,122
Recruiting and professional fees	145	3,815	(3,868)	92
Relocation costs	101	3,100	(2,461)	740
Other costs	—	750	(750)	—
Total strategic corporate reorganization liability	$4,861	$13,094	$(15,001)	$2,954

	Balance at			Balance at
	Dec. 29			Dec. 27
(in thousands)	2019	Charges	Payments	2020
Employee severance and other employee transition costs	$—	$4,775	$(160)	$4,615
Recruiting and professional fees	—	1,598	(1,453)	145
Relocation costs	—	267	(166)	101
Other costs	—	285	(285)	—
Total strategic corporate reorganization liability	$—	$6,925	$(2,064)	$4,861

17. Income Taxes

The following table presents the domestic and foreign components of income (loss) before income taxes for 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Domestic income (loss)	$115,221	$48,616	$(16,065)
Foreign income	35,727	26,746	21,111
Total income	$150,948	$75,362	$5,046

Included within the foreign income before income taxes above is $22.4 million, $14.7 million, and $15.6 million of foreign sourced income subject to foreign withholding taxes in 2021, 2020, and 2019, respectively.

A summary of the expense (benefit) for income tax follows (in thousands):

	2021	2020	2019
Current:
Federal	$10,591	$16,400	$(2,734)
Foreign	8,812	6,047	5,077
State and local	2,837	1,569	810
Deferred:
Federal	2,430	(7,375)	(1,989)
Foreign	769	357	(662)
State and local	554	(2,250)	(1,113)
Total income tax expense (benefit)	$25,993	$14,748	$(611)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 is as follows in both dollars and as a percentage of income before income taxes ($ in thousands):

	2021		2020		2019
	Income Tax	Income	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate	(Benefit)	Tax Rate

Tax at U.S. federal statutory rate	$31,699	21.0%	$15,826	21.0%	$1,060	21.0%
State and local income taxes	2,317	1.5%	1,149	1.5%	79	1.6%
Foreign income taxes	9,144	6.1%	6,463	8.6%	5,058	100.2%
Income of consolidated partnerships
attributable to noncontrolling interests	(1,110)	(0.7)%	(603)	(0.8)%	(177)	(3.5)%
Non-qualified deferred compensation plan
(income)	(911)	(0.6)%	(898)	(1.2)%	(1,260)	(25.0)%
Excess tax (benefits) on equity awards	(3,697)	(2.5)%	(2,029)	(2.7)%	(212)	(4.2)%
Preferred stock option mark-to-market adjustment	—	—%	—	—%	1,338	26.5%
Tax credits	(8,830)	(5.9)%	(6,002)	(8.0)%	(6,128)	(121.4)%
Other	(2,619)	(1.7)%	842	1.1%	(369)	(7.3)%
Total	$25,993	17.2%	$14,748	19.6%	$(611)	(12.1)%

Significant deferred tax assets (liabilities) follow (in thousands):

	December 26,	December 27,
	2021	2020
Accrued liabilities	$14,802	$17,740
Accrued bonuses	6,404	6,155
Other liabilities and asset reserves	14,583	18,763
Equity awards	7,323	6,760
Lease liabilities	41,999	32,374
Other	2,712	2,563
Net operating losses	8,127	8,139
Foreign tax credit carryforwards	18,611	14,405
Total deferred tax assets	114,561	106,899
Valuation allowances	(28,598)	(22,972)
Total deferred tax assets, net of valuation allowances	$85,963	$83,927

Deferred expenses	$(7,087)	$(9,623)
Accelerated depreciation	(23,858)	(21,337)
Goodwill	(10,052)	(9,801)
Right-of-use assets	(39,814)	(32,065)
Other	(254)	(1,249)
Total deferred tax liabilities	(81,065)	(74,075)
Net deferred tax assets	$4,898	$9,852

The following table summarizes changes in the Company’s valuation allowance on deferred tax:

Balance as of December 29, 2019	$17,303
Charged to costs and expenses	5,647
Other	22
Balance as of December 27, 2020	$22,972
Charged to costs and expenses	5,658
Other	(32)
Balance as of December 26, 2021	$28,598

The Company had approximately $8.8 million and $8.0 million of state deferred tax assets primarily related to state net operating loss carryforwards as of December 26, 2021 and December 27, 2020, respectively.  Our ability to utilize these state deferred tax assets is dependent on our ability to generate earnings in future years in the respective state jurisdictions.  The Company provided a full valuation allowance of $8.8 million and $8.0 million for these state deferred tax assets as we believe realization based on the more-likely-than-not criteria has not been met as of December 26, 2021 and December 27, 2020, respectively.

The Company had approximately $4.5 million and $6.3 million of foreign net operating loss and capital loss carryovers as of December 26, 2021 and December 27, 2020, respectively.  The Company had approximately $1.2 million and $0.6 million of valuation allowances primarily related to the foreign capital losses as of December 26, 2021 and December 27, 2020, respectively. A substantial majority of our foreign net operating losses do not have an expiration date.

In addition, the Company had approximately $18.6 million and $14.4 million in foreign tax credit carryforwards as of December 26, 2021 and December 27, 2020, respectively, that expire ten years from inception in years 2025 through 2031.  Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years.  The Company provided a full valuation allowance of $18.6 million and $14.4 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 26, 2021 and December 27, 2020, respectively.

Cash for income taxes paid (received) were $32.6 million in 2021, $19.3 million in 2020 and ($6.2) million in 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $49,000 during the next 12 months.

The Company had $0.9 million of unrecognized tax benefits at December 26, 2021 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded as an other long-term liability (in thousands):

Balance at December 29, 2019	$1,579
Additions for tax positions of prior years	60
Reductions for tax positions of prior years	(426)
Reductions for lapse of statute of limitations	(183)
Balance at December 27, 2020	$1,030
Additions for tax positions of prior years	81
Reductions for tax positions of prior years	(215)
Balance at December 26, 2021	$896

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company has accrued approximately $132,000 and $136,000 for the payment of interest and penalties as of December 26, 2021 and December 27, 2020, respectively.

18. Related Party Transactions

On March 21, 2019, Shaquille O’Neal was appointed to our Board of Directors. On June 11, 2019, PJMF entered into an Endorsement Agreement (the “Endorsement Agreement”), effective March 15, 2019, with ABG-Shaq, LLC (“ABG-Shaq”), an entity affiliated with Mr. O’Neal, for the personal services of Mr. O’Neal. Pursuant to the Endorsement Agreement, the Company received the right and license to use Mr. O’Neal’s name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights (individually and collectively, the “Personality Rights”), in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of Papa John’s-branded products. Mr. O’Neal also agreed to provide brand ambassador services related to appearances, social media and public relations matters, and to collaborate with us to develop one or more co-branded products using the Personality Rights. Mr. O’Neal and the Company developed a co-branded extra-large pizza product using the Personality Rights under an amendment to the Endorsement Agreement signed July 27, 2020 (the “First Amendment”).

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

On July 29, 2021, the Company and PJFM entered into Amendment No. 2 (the “ Second Amendment”) to the Endorsement Agreement with ABG-Shaq.  Pursuant to the Second Amendment, the Company was granted the ability to use the Personality Rights for a limited time to promote, advertise, and sell our co-branded extra-large pizza developed under the First Amendment. ABG-Shaq did not receive any additional royalty fees from the Company beyond the cash payment already contemplated under his Endorsement Agreement under the Amendment.  In addition, the Company donated one

U.S. dollar for each unit of the pizza sold in the United States and one Canadian dollar for each unit sold in Canada to The Papa John’s Foundation for Building Community.

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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and is vigorously defending this action.  The Company has not recorded any liability related to this lawsuit as of December 26, 2021 as it does not believe a loss is probable or reasonably estimable.

In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky.  The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act.  The case is currently in discovery and to date no class has been certified or conditionally certified.  The Company continues to deny any liability or wrongdoing in this matter and is vigorously defending this action.  The Company has not recorded any liability related to this lawsuit as of December 26, 2021 as it does not believe a loss is probable or reasonably estimable.

20. Equity Compensation

We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2018 Omnibus Incentive Plan. There are approximately 4.3 million shares of common stock authorized for issuance and remaining available under the 2018 Omnibus Incentive Plan as of December 26, 2021, which includes 5.9 million shares transferred from the Papa John’s International 2011 Omnibus Incentive Plan.

We recorded stock-based employee compensation expense of $16.9 million in 2021, $16.3 million in 2020 and $15.3 million in 2019.  At December 26, 2021, there was $16.7 million of unrecognized compensation cost related to nonvested awards, of which the Company expects to recognize $11.0 million in 2022, $5.0 million in 2023 and $0.7 million in 2024.

Stock Options

Options exercised, which were issued from authorized shares, included 212,000 shares in 2021, 541,000 shares in 2020 and 448,000 shares in 2019.  The total intrinsic value of the options exercised during 2021, 2020 and 2019 was $10.1 million, $13.8 million and $10.6 million, respectively.

Information pertaining to option activity during 2021 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 27, 2020	564	$54.82
Exercised	(212)	56.41
Cancelled	(33)	46.18
Outstanding at December 26, 2021	319	$54.65	5.68	$24,870
Exercisable at December 26, 2021	258	$57.14	5.33	$19,502

The following is a summary of the significant assumptions used in estimating the fair value of options granted in 2019 (none granted in 2021 or 2020, respectively):

2019

Assumptions (weighted average):
Risk-free interest rate	2.5%
Expected dividend yield	2.1%
Expected volatility	31.2%
Expected term (in years)	5.7

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

The weighted average grant-date fair values of options granted during 2019 was $11.69. The Company granted options to purchase 353,000 shares in 2019.  There were no options granted in 2021 or 2020, respectively.

Restricted Stock

We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (130,000 in 2021, 207,000 in 2020 and 212,000 in 2019). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $410,000 ($1.15 per share) in 2021, $366,000 ($0.90 per share) in 2020 and $310,000 ($0.90 per share) in 2019 to holders of time-based restricted stock.

We granted 11,000, 15,000 and 113,000 restricted stock units that are time-based and vest over a period of one to three years in 2021, 2020 and 2019, respectively.  Upon vesting, the units are issued from treasury stock.  Total dividends declared for these awards were insignificant to the results of our operations.

Additionally, we granted stock settled performance-based restricted stock units to executive management (61,000 units in 2021, 92,000 units in 2020, and 89,000 units in 2019).

The 2021 and 2020 performance-based restricted stock units require the achievement of certain performance and market factors, which consist of the Company’s Total Shareholder Return (“TSR”) relative to a predetermined peer group.  The grant-date fair value of the performance-based restricted stock units was determined through the use of a Monte Carlo simulation model.

The following is a summary of the significant assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2021, 2020 and 2019:

	2021	2020	2019

Assumptions:
Risk-free interest rate	0.2%	0.9%	2.5%
Expected volatility	48.3%	36.3%	33.9%

The risk-free interest rate for the periods within the contractual life of the performance-based restricted stock unit is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the performance-based restricted stock unit.

The performance-based restricted stock units granted vest over three years (cliff vest) and are expensed over the performance period.  The weighted average grant-date fair value of performance-based restricted stock units granted during 2021, 2020 and 2019 was $103.14, $59.52 and $44.95, respectively.

The fair value of time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2021 is as follows (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Total as of December 27, 2020	667	$54.33
Granted	203	98.05
Forfeited	(57)	60.90
Vested	(231)	56.41
Total as of December 26, 2021	582	$68.06

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

In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in Other assets ($41.9 million and $37.6 million at December 26, 2021 and December 27, 2020, respectively) and the associated liabilities ($36.2 million and $35.8 million at December 26, 2021 and December 27, 2020, respectively) are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

At our discretion, we contributed a matching payment of 4.0% in 2021, 2.1% in 2020 and 2.1% in 2019, up to a maximum of 6% of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $3.5 million in 2021, $1.8 million in 2020 and $1.5 million in 2019.

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

Our segment information is as follows:

(In thousands)	2021	2020	2019
Revenues:
Domestic Company-owned restaurants	$778,323	$700,757	$652,053
North America franchising	129,310	96,732	71,828
North America commissaries	761,305	680,793	612,652
International	184,099	150,939	126,077
All others	215,384	184,013	156,638
Total revenues	$2,068,421	$1,813,234	$1,619,248

Intersegment revenues:
North America franchising	$4,179	$3,229	$2,782
North America commissaries	215,393	192,332	187,073
International	-	-	191
All others	75,366	83,635	88,286
Total intersegment revenues	$294,938	$279,196	$278,332

Depreciation and amortization:
Domestic Company-owned restaurants	$11,728	$11,905	$12,883
North America commissaries	11,974	9,660	8,131
International	2,326	1,975	1,722
All others	9,928	10,254	10,738
Unallocated corporate expenses	12,860	15,911	13,807
Total depreciation and amortization	$48,816	$49,705	$47,281

Operating income:
Domestic Company-owned restaurants (1)	$49,628	$37,049	$33,957
North America franchising	120,949	89,801	64,362
North America commissaries	39,873	33,185	30,690
International	34,896	24,034	18,738
All others	17,704	7,043	(1,966)
Unallocated corporate expenses	(94,114)	(100,069)	(120,280)
Elimination of intersegment (profits)	(695)	(790)	(966)
Total operating income	$168,241	$90,253	$24,535
(1)	Includes $4.7 million of refranchising gains in 2019.

(In thousands)	2021	2020	2019
Property and equipment, net:
Domestic Company-owned restaurants	$241,050	$228,077	$221,420
North America commissaries	149,218	145,282	142,946
International	14,642	13,604	16,031
All others	109,052	91,724	84,167
Unallocated corporate assets	236,132	213,828	211,842
Accumulated depreciation and amortization	(526,238)	(491,620)	(464,665)
Property and equipment, net	$223,856	$200,895	$211,741

Expenditures for property and equipment:
Domestic Company-owned restaurants	$16,108	$12,848	$8,811
North America commissaries	4,007	4,447	3,773
International	1,979	1,065	1,143
All others	18,645	11,700	11,541
Unallocated corporate	27,820	5,592	12,443
Total expenditures for property and equipment (1)	$68,559	$35,652	$37,711
(1)	Increase of $32.9 million in expenditures for property and equipment in 2021 primarily driven by investment in growth, including technology and development initiatives.

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Year Ended December 26,2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$778,323	$-	$-	$-	$-	$778,323
Franchise royalties and fees	-	133,489	-	53,148	-	186,637
Commissary sales	-	-	976,698	97,623	-	1,074,321
Other revenues	-	-	-	33,328	290,750	324,078
Eliminations	-	(4,179)	(215,393)	-	(75,366)	(294,938)
Total segment revenues	$778,323	$129,310	$761,305	$184,099	$215,384	$2,068,421
International other revenues (1)	-	-	-	(33,328)	33,328	-
Total revenues	$778,323	$129,310	$761,305	$150,771	$248,712	$2,068,421

	Reportable Segments
	Year Ended December 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$700,757	$-	$-	$-	$-	$700,757
Franchise royalties and fees	-	99,961	-	39,920	-	139,881
Commissary sales	-	-	873,125	84,043	-	957,168
Other revenues	-	-	-	26,976	267,648	294,624
Eliminations	-	(3,229)	(192,332)	-	(83,635)	(279,196)
Total segment revenues	$700,757	$96,732	$680,793	$150,939	$184,013	$1,813,234
International other revenues (1)	-	-	-	(26,976)	26,976	-
Total revenues	$700,757	$96,732	$680,793	$123,963	$210,989	$1,813,234

	Reportable Segments
	Year Ended December 29, 2019
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$652,053	$-	$-	$-	$-	$652,053
Franchise royalties and fees	-	74,610	-	38,745	-	113,355
Commissary sales	-	-	799,725	64,179	-	863,904
Other revenues	-	-	-	23,344	244,924	268,268
Eliminations	-	(2,782)	(187,073)	(191)	(88,286)	(278,332)
Total segment revenues	$652,053	$71,828	$612,652	$126,077	$156,638	$1,619,248
International other revenues (1)	-	-	-	(23,344)	23,344	-
International eliminations (1)	-	-	-	191	(191)	-
Total revenues	$652,053	$71,828	$612,652	$102,924	$179,791	$1,619,248

(1)	Other revenues as reported in the Consolidated Statements of Operations include $33.3 million, $27.0 million and $23.2 million of revenue for the years ended December 26, 2021, December 27, 2020, and December 29, 2019 respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Consolidated Statements of Operations.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has audited the 2021 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Papa John’s International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company, and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky

February 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included above under the caption “Information about our Executive Officers” at the end of Part I of this Report. Other information regarding directors, executive officers and corporate governance appearing under the captions “Corporate Governance,” “Item 1. Election of Directors,” “Delinquent Section 16(a) Reports” and “Executive Compensation / Compensation Discussion and Analysis” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 26, 2021 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted	remaining available
	securities to be	average	for future issuance
	issued upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation plans,
	options, warrants	options, warrants	excluding securities
Plan Category	and rights	and rights	reflected in column (a)

Equity compensation plans approved by security holders	319,045	$54.65	4,264,031
Equity compensation plans not approved by security holders *	138,060
Total	457,105	$54.65	4,264,031
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)Financial Statements:

The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Statements of Operations for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Consolidated Balance Sheets as of December 26, 2021 and December 27, 2020
●	Consolidated Statements of Stockholders’ Deficit for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Consolidated Statements of Cash Flows for the years ended December 26, 2021, December 27, 2020 and December 29, 2019
●	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

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

3.4

Certificate of Elimination of Series B Convertible Preferred Stock of Papa John’s International, Inc.  Exhibit 3.1 to our report on Form 10-Q for the fiscal quarter ended June 27, 2021, is incorporated herein by reference.

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

4.3

Rights Agreement, dated as of July 22, 2018, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A., as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

4.4

Amendment No. 1 to Rights Agreement dated as of February 3, 2019, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A., as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on February 3, 2019 is incorporated herein by reference.

4.5

Amendment No. 2 to Rights Agreement dated as of March 6, 2019 by and between Papa John’s International, Inc. and Computershare Trust Company, N.A. as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on March 6, 2019, is incorporated herein by reference.

4.6

Amendment No. 3 to Rights Agreement dated as of October 23, 2019, by and between Papa John’s International, Inc. and Computershare Trust Company, N.A. as rights agent.  Exhibit 4.1 to our report on Form 8-K as filed on October 24, 2019 is incorporated herein by reference.

4.7	Form of Rights Certificate. Exhibit 4.2 to our report on Form 8-K as filed on July 23, 2018 is incorporated herein by reference.

4.8	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

4.9

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

10.6*

Endorsement Agreement, executed June 11, 2019 and effective March 15, 2019, by among, on the one hand, ABG-Shaq, LLC for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on June 17, 2019 is incorporated herein by reference.

10.7

Amendment No. 1 to the March 15, 2019 Endorsement Agreement for personal services of Shaquille O’Neal by and among ABG-Shaq, LLC, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc., effective July 27, 2020.  Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2020 is incorporated herein by reference.

10.8

Amendment No. 2 to the March 15, 2019 Endorsement Agreement for personal services of Shaquille O’Neal by and among ABG-Shaq, LLC, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc., effective July 29, 2021. Exhibit 10.2 to our report on Form 10-Q for the quarterly period ended September 26, 2021, is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.9

Amended and Restated Credit Agreement, dated September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, Inc., as administrative agent. Exhibit 10.1 to our report on Form 8-K as filed on September 14, 2021, is incorporated herein by reference.

10.10*

Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our report on Form 10-K for the fiscal year ended December 30, 2012 is incorporated herein by reference.

10.11*

Papa John’s International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective October 28, 2021. Exhibit 10.3 to our report on Form 10-Q for the fiscal quarter ended September 26, 2021, is incorporated herein by reference.

10.12*	Papa John’s International, Inc. 2018 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 8, 2018 is incorporated herein by reference.

10.13*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.14*	Papa John’s International, Inc. Amended and Restated Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K filed on November 4, 2020 is incorporated herein by reference.

10.15*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended March 25, 2012 is incorporated herein by reference.

10.16*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.17*	Amendment No. 2 to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 8-K as filed on December 7, 2020 is incorporated herein by reference.

10.18

Share Repurchase Agreement, dated May 11, 2021, by and among Papa John’s International, Inc. and the sellers listed on the schedule of sellers attached thereto.  Exhibit 10.1 to our report on Form 8-K as filed on May 12, 2021 is incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2**	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

Exhibit
Number	Description of Exhibit

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 26, 2021, filed on February 24, 2022 formatted in inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 24, 2022		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Robert M. Lynch
Robert M. Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey C. Smith	Chairman	February 24, 2022
Jeffrey C. Smith

/s/ Robert M. Lynch	President and Chief Executive Officer	February 24, 2022
Robert M. Lynch	(Principal Executive Officer and Director)

/s/ Ann B. Gugino	Chief Financial Officer	February 24, 2022
Ann B. Gugino	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christopher L. Coleman	Director	February 24, 2022
Christopher L. Coleman

/s/ Olivia F. Kirtley	Director	February 24, 2022
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 24, 2022
Laurette T. Koellner

/s/ Jocelyn C. Mangan	Director	February 24, 2022
Jocelyn C. Mangan

/s/ Sonya E. Medina	Director	February 24, 2022
Sonya E. Medina

/s/ Shaquille R. O’Neal	Director	February 24, 2022
Shaquille R. O’Neal

/s/ Anthony M. Sanfilippo	Director	February 24, 2022
Anthony M. Sanfilippo