Form 10-Q
period 2022-03-27
PAPA JOHNS INTERNATIONAL INC
filed 2022-05-05
CIK 901491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2022

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

At April 29, 2022, there were outstanding 35,794,906 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 27,	December 26,
(In thousands, except per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,669	$70,610
Accounts receivable, net	81,229	81,370
Notes receivable, current portion	9,108	12,352
Income tax receivable	10,537	9,386
Inventories	38,992	34,981
Prepaid expenses and other current assets	46,461	46,310
Assets held for sale	19,273	—
Total current assets	286,269	255,009
Property and equipment, net	216,253	223,856
Finance lease right-of-use assets, net	20,159	20,907
Operating lease right-of-use assets	177,767	176,256
Notes receivable, less current portion, net	22,634	35,504
Goodwill	71,593	80,632
Deferred income taxes	6,535	5,156
Other assets	84,416	88,384
Total assets	$885,626	$885,704

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$35,434	$28,092
Income and other taxes payable	27,973	19,996
Accrued expenses and other current liabilities	156,203	190,116
Current deferred revenue	19,649	21,700
Current finance lease liabilities	5,190	4,977
Current operating lease liabilities	20,938	22,543
Liabilities held for sale	13,247	—
Total current liabilities	278,634	287,424
Deferred revenue	12,381	13,846
Long-term finance lease liabilities	15,696	16,580
Long-term operating lease liabilities	164,738	160,672
Long-term debt, less current portion, net	528,088	480,730
Deferred income taxes	—	258
Other long-term liabilities	89,210	93,154
Total liabilities	1,088,747	1,052,664

Redeemable noncontrolling interests	5,323	5,498

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,074 at March 27, 2022 and 49,002 at December 26, 2021)	491	490
Additional paid-in capital	436,225	445,126
Accumulated other comprehensive loss	(9,316)	(9,971)
Retained earnings	181,124	183,157
Treasury stock (13,399 shares at March 27, 2022 and 13,205 shares at December 26, 2021, at cost)	(832,603)	(806,472)
Total stockholders’ deficit	(224,079)	(187,670)
Noncontrolling interests in subsidiaries	15,635	15,212
Total Stockholders’ deficit	(208,444)	(172,458)
Total liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$885,626	$885,704

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 27,	March 28,
(In thousands, except per share amounts)	2022	2021

Revenues:
Domestic Company-owned restaurant sales	$198,765	$197,234
North America franchise royalties and fees	34,268	32,715
North America commissary revenues	209,679	184,878
International revenues	34,617	34,607
Other revenues	65,363	62,312
Total revenues	542,692	511,746
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	161,661	155,888
North America commissary expenses	197,090	170,684
International expenses	19,914	19,618
Other expenses	60,555	55,807
General and administrative expenses	65,937	50,011
Depreciation and amortization	11,940	12,876
Total costs and expenses	517,097	464,884
Refranchising and impairment loss	(11,160)	—
Operating income	14,435	46,862
Net interest expense	(4,264)	(3,647)
Income before income taxes	10,171	43,215
Income tax (benefit) expense	(1,256)	7,932
Net income before attribution to noncontrolling interests	11,427	35,283
Net income attributable to noncontrolling interests	(933)	(1,400)
Net income attributable to the Company	$10,494	$33,883

Calculation of net income for earnings per share:
Net income attributable to the Company	$10,494	$33,883
Dividends paid to participating securities	(60)	(3,527)
Net income attributable to participating securities	—	(3,243)
Net income attributable to common shareholders	$10,434	$27,113

Basic earnings per common share	$0.29	$0.83
Diluted earnings per common share	$0.29	$0.82

Basic weighted average common shares outstanding	35,927	32,756
Diluted weighted average common shares outstanding	36,236	33,090

Dividends declared per common share	$0.350	$0.225

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 27,	March 28,
(In thousands)	2022	2021

Net income before attribution to noncontrolling interests	$11,427	$35,283
Other comprehensive income, before tax:
Foreign currency translation adjustments	(861)	1,059
Interest rate swaps (1)	1,712	1,795
Other comprehensive income, before tax	851	2,854
Income tax effect:
Foreign currency translation adjustments	198	(244)
Interest rate swaps (2)	(394)	(413)
Income tax effect	(196)	(657)
Other comprehensive income, net of tax	655	2,197
Comprehensive income before attribution to noncontrolling interests	12,082	37,480
Less: comprehensive (income), redeemable noncontrolling interests	(510)	(787)
Less: comprehensive (income), nonredeemable noncontrolling interests	(423)	(613)
Comprehensive income attributable to the Company	$11,149	$36,080

(1)	Amounts reclassified out of accumulated other comprehensive loss into net interest expense include $535 and ($1,709) for the three months ended March 27, 2022 and March 28, 2021, respectively.

(2) The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were ($120) and $385 for the three months ended March 27, 2022 and March 28, 2021, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Papa John’s International, Inc.
	Common			Accumulated
	Stock		Additional	Other			Noncontrolling	Total
(In thousands)	Shares	Common	Paid-In	Comprehensive	Retained	Treasury	Interests in	Stockholders’
For the three months ended March 27, 2022	Outstanding	Stock	Capital	Loss	Earnings	Stock	Subsidiaries	Deficit
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	10,494	—	423	10,917
Other comprehensive income, net of tax	—	—	—	655	—	—	—	655
Cash dividends on common stock	—	—	47	—	(12,655)	—	—	(12,608)
Exercise of stock options	17	—	741	—	—	—	—	741
Acquisition of Company common stock	(301)	—	—	—	—	(32,709)	—	(32,709)
Stock-based compensation expense	—	1	4,175	—	—	—	—	4,176
Issuance of restricted stock	228	—	(6,369)	—	—	6,369	—	—
Tax payments for equity award issuances	(69)	—	(7,461)	—	—	—	—	(7,461)
Other	3	—	(34)	—	128	209	—	303
Balance at March 27, 2022	35,675	$491	$436,225	$(9,316)	$181,124	$(832,603)	$15,635	$(208,444)

(1)	Net income to the Company for the three months ended March 27, 2022 excludes $510 allocable to the redeemable noncontrolling interests for our joint venture arrangements.

At March 27, 2022, the accumulated other comprehensive loss of $9,316 was comprised of net unrealized foreign currency translation loss of $5,533 and net unrealized loss on the interest rate swap agreements of $3,783.

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

Papa John’s International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 27,	March 28,
(In thousands)	2022	2021

Operating activities
Net income before attribution to noncontrolling interests	$11,427	$35,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for allowance for credit losses on accounts and notes receivable	15,167	(1,098)
Depreciation and amortization	11,940	12,876
Refranchising and impairment loss	11,160	—
Deferred income taxes	(1,817)	2,586
Stock-based compensation expense	4,176	4,113
Other	(2,135)	325
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,503)	13,349
Income tax receivable	(1,151)	566
Inventories	(4,731)	2,721
Prepaid expenses and other current assets	77	711
Other assets and liabilities	(654)	(7,901)
Accounts payable	7,359	(5,350)
Income and other taxes payable	8,013	15,045
Accrued expenses and other current liabilities	(29,469)	(9,736)
Deferred revenue	(1,465)	(273)
Net cash provided by operating activities	25,394	63,217
Investing activities
Purchases of property and equipment	(10,233)	(7,076)
Notes issued	(272)	(3,417)
Repayments of notes issued	3,432	4,864
Acquisitions, net of cash acquired	(1,250)	(699)
Other	8	29
Net cash used in investing activities	(8,315)	(6,299)
Financing activities
Net proceeds of revolving credit facilities	47,000	5,000
Proceeds from exercise of stock options	741	2,298
Acquisition of Company common stock	(32,709)	(1,267)
Dividends paid to common stockholders	(12,608)	(7,404)
Dividends paid to preferred stockholders	—	(3,412)
Tax payments for equity award issuances	(7,461)	(3,834)
Distributions to noncontrolling interests	(685)	(1,705)
Repayments of term loan	—	(5,000)
Other	(1,065)	(756)
Net cash used in financing activities	(6,787)	(16,080)
Effect of exchange rate changes on cash and cash equivalents	(233)	230
Change in cash and cash equivalents	10,059	41,068
Cash and cash equivalents at beginning of period	70,610	130,204
Cash and cash equivalents at end of period	$80,669	$171,272

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 27, 2022

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 26, 2021.

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

Variable Interest Entity

Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80% are franchised (85% following the divestiture of the Company’s interest in one joint venture subsequent to the end of the first quarter that included 90 restaurants as discussed in Note 10) and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations.”

Noncontrolling Interests

Papa John’s has four joint venture arrangements in which there are noncontrolling interests held by third parties that include 188 restaurants at March 27, 2022 and March 28, 2021.  Subsequent to the end of the first quarter, the Company divested its interest in one joint venture that included 90 restaurants.  See Note 10 for additional information.

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

Net income attributable to these joint ventures for the three months ended March 27, 2022 and March 28, 2021 was as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2022	2021

Papa John’s International, Inc.	$1,621	$2,349
Noncontrolling interests	933	1,400
Total net income	$2,554	$3,749

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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 27, 2022 and December 26, 2021 are as follows:

	Carrying	Fair Value Measurements
(in thousands)	Value	Level 1	Level 2	Level 3
March 27, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$34,205	$34,205	$—	$—

Financial liabilities:
Interest rate swaps (b)	$1,528	$—	$1,528	$—

December 26, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$41,904	$41,904	$—	$—

Financial liabilities:
Interest rate swaps (b)	$5,536	$—	$5,536	$—
(a)	Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)	The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).

The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable.   The carrying value of notes receivable, net of allowances, also approximates fair value.  The Company’s revolving credit facilities under its credit agreement approximate carrying value due to its variable market-based interest rate.  The Company’s 3.875%senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and has the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of March 27, 2022 and December 26, 2021, respectively:

	March 27, 2022		December 26, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
3.875% Senior Notes	$400,000	$362,000	$400,000	$396,000

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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(in thousands)	Accounts Receivable	Notes Receivable
Balance at December 26, 2021	$2,364	$1,500
Current period provision for expected credit losses (1)	2,613	12,560
Write-offs charged against the allowance	(126)	—
Recoveries collected	—	(6)
Balance at March 27, 2022	$4,851	$14,054

(1)	The Company recorded $14.6 million of one-time, non-cash reserves for certain accounts receivable and notes receivable primarily associated with a master franchisee with operations principally in Russia.

3. Leases

Lessor Operating Leases

We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases.  At March 27, 2022, we leased and subleased approximately 430 Papa John’s restaurant properties to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years.  The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion.  Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms. We recognized total sublease income of $3.0 million and $2.8 million within Other revenues in the Condensed Consolidated Statements of Operations for the three months ended March 27, 2022 and March 28, 2021, respectively.

Lease Guarantees

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 65 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of March 27, 2022, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $10.8 million.  This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur.  The fair value of the guarantee is not material.

Subsequent to quarter-end, we refranchised 90 Company-owned restaurants held in a consolidated joint venture in Texas through the sale of our 51% ownership in the joint venture, as discussed in Note 10. As part of this transaction, we are contingently liable for payment of 12 of the 90 domestic leases, and the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees for these stores is approximately $1.6 million.

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(in thousands)	March 27, 2022	March 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$262	$278
Financing cash flows from finance leases	1,241	1,059
Operating cash flows from operating leases (a)	9,612	9,483
Right-of-use assets obtained in exchange for new finance lease liabilities	569	7,014
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	20,801	28,428
Cash received from sublease income	3,092	2,987

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b) Includes right-of-use assets of approximately $14.5 million for the three months ended March 28, 2021 associated with the lease commencement of our Atlanta, Georgia corporate office.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 27,	December 26,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$24,136	$24,481
Accounts receivable, net	13,078	14,150
Income tax receivable	44	300
Prepaid expenses and other current assets	2,148	1,718
Total current assets	39,406	40,649
Deferred income taxes	604	614
Total assets	$40,010	$41,263

Liabilities
Current liabilities:
Accounts payable	$2,868	$140
Income and other taxes payable	2	2
Accrued expenses and other current liabilities	35,131	40,154
Current deferred revenue	4,320	4,317
Total current liabilities	42,321	44,613
Deferred revenue	1,399	2,478
Total liabilities	$43,720	$47,091

5. Revenue Recognition

Contract Balances

Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets.  During the three months ended March 27, 2022 and March 28, 2021, the Company recognized $9.3 million and $9.1 million in revenue, respectively, related to deferred revenue.

The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	March 27, 2022	December 26, 2021	Change
Franchise fees and unredeemed gift card liabilities	$18,731	$20,410	$(1,679)
Customer loyalty program obligations	13,299	15,136	(1,837)
Total contract liabilities	$32,030	$35,546	$(3,516)

Our contract assets consist primarily of equipment incentives provided to franchisees.  Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement.  As of March 27, 2022 and December 26, 2021, the contract assets were approximately $5.6 million and $5.8 million, respectively.  For both of the three months ended March 27, 2022 and March 28, 2021, revenue was reduced approximately $0.8 million for the amortization of contract assets over the applicable contract terms.  Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations

The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,011	$1,783	$1,601	$1,390	$1,127	$2,134	$10,046

Approximately $3.0 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.7 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Common Stock

Shares Authorized and Outstanding

The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at March 27, 2022 and December 26, 2021) and 100.0 million shares of common stock as of March 27, 2022 and December 26, 2021.  There were 35.7 million shares of common stock outstanding, net of repurchased shares of common stock at March 27, 2022, compared to 35.8 million shares at December 26, 2021.

Share Repurchase Program

On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021. The following table summarizes our repurchase activity for the three months ended March 27, 2022 and March 28, 2021:

				Maximum Dollar
	Total	Average	Aggregate	Value of Shares
	Number	Price	Cost of	that May Yet Be
(in thousands, except average price per share)	of Shares	Paid per	Shares	Purchased Under the
Three Months Ended	Purchased	Share	Purchased	Plans or Programs
March 27, 2022	301	$108.76	$32,709	$392,091
March 28, 2021	15	$84.63	$1,267	$71,031

Subsequent to March 27, 2022, we acquired an additional 223,000 shares at an aggregate cost of $23.0 million and an average price of $102.97 per share. Approximately $369.1 million remained available under the Company’s share repurchase program as of April 29, 2022.

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

Dividends

The Company recorded dividends of approximately $12.6 million ($0.35 per share) in the first quarter of 2022. On April 26, 2022, our Board of Directors declared a second quarter dividend of $0.35 per common share (approximately $12.6 million in the aggregate), which will be paid on May 27, 2022 to stockholders of record as of the close of business on May 16, 2022.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

7. Earnings Per Share

We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The shares of the Company’s former Series B Convertible Preferred Stock (“Series B Preferred Stock”), all of which were repurchased by the Company or converted into shares of common stock during 2021, and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net income attributable to common shareholders.  Additionally, any accretion to the redemption value for the Series B Preferred Stock was treated as a deemed dividend in the two-class earnings per share calculation.

The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 27,	March 28,
	2022	2021
Basic earnings per common share (in thousands, except per share data)
Net income attributable to the Company	$10,494	$33,883
Dividends paid to participating securities	(60)	(3,527)
Net income attributable to participating securities	—	(3,243)
Net income attributable to common shareholders	$10,434	$27,113

Basic weighted average common shares outstanding	35,927	32,756
Basic earnings per common share	$0.29	$0.83

Diluted earnings per common share (in thousands, except per share data)
Net income attributable to common shareholders	$10,434	$27,113

Weighted average common shares outstanding	35,927	32,756
Dilutive effect of outstanding equity awards (a)	309	334
Diluted weighted average common shares outstanding (b)	36,236	33,090
Diluted earnings per common share	$0.29	$0.82
(a)	Excludes 21,000 and 18,000 equity awards for the three months ended March 27, 2022 and March 28, 2021, respectively, as the effect of including such awards would have been anti-dilutive.
(b)	The Company had 252,500 shares of Series B Preferred Stock outstanding at March 28, 2021 (none at March 27, 2022). For the fully diluted calculation, the Series B Preferred stock dividends were added back to net income attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares for March 28, 2021. This calculation was anti-dilutive and as such was excluded.

8.	Debt

Long-term debt, net, consists of the following (in thousands):

	March 27,	December 26,
	2022	2021
Senior notes	$400,000	$400,000
Revolving facilities	137,000	90,000
Outstanding debt	$537,000	$490,000
Unamortized debt issuance costs	(8,912)	(9,270)
Total long-term debt, net	$528,088	$480,730

Senior Notes

On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year at a fixed interest rate of 3.875% per annum.

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

Amended Credit Agreement

The Company’s amended and restated credit agreement, dated September 14, 2021 (the “Amended Credit Agreement”) provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit.  The PJI Revolving Facility will mature on September 14, 2026.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. In addition, the Company will be subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00.  We were in compliance with these financial covenants at March 27, 2022.

Obligations under the Amended Credit Agreement are guaranteed by certain direct and indirect material domestic subsidiaries of the Company (the “Guarantors”) and are secured by a security interest in substantially all of the capital stock and equity interests of the Company’s and the Guarantors’ domestic and first tier material foreign subsidiaries.  The Amended Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the PJI Revolving Facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the Guarantors.

PJMF Revolving Facility

PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2022.  The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%.  There was no debt outstanding under the PJMF Revolving Facility as of March 27, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.

Derivative Financial Instruments

As of March 26, 2022, we have the following interest rate swap agreements with a total notional value of $350.0 million:

Effective Dates	Floating Rate Debt		Fixed Rates
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
January 30, 2018 through August 30, 2022	$100	million	1.99%
January 30, 2018 through August 30, 2022	$75	million	1.99%
January 30, 2018 through August 30, 2022	$50	million	2.00%

Our interest rate swaps were de-designated as cash flow hedges following the issuance of the Notes. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss (“AOCL”) will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
	Fair Value	Fair Value
	March 27,	December 26,
Balance Sheet Location	2022	2021
Other current and long-term liabilities	$1,528	$5,536

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

		Location of (Loss)	Amount of (Loss)
Derivatives -	Amount of Gain or	or Gain	or Gain	Total Net Interest Expense
Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	on Condensed
Hedging	in AOCL	AOCL into	AOCL into	Consolidated Statements
Relationships	on Derivative	Income	Income	of Operations
Interest rate swaps for the three months ended:
March 27, 2022	$1,318	Interest expense	$535	$(4,264)
March 28, 2021	$1,382	Interest expense	$(1,709)	$(3,647)

Interest paid, including payments made or received under the swaps, was $10.1 million and $3.4 million for the three months ended March 27, 2022 and March 28, 2021, respectively.

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

In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky.  The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act.  On April 14, 2022, the parties reached a settlement (the “Legal Settlement”) in principle to resolve the case.  Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies.  The Company continues to deny any liability or wrongdoing in this matter.

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed.  As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class.  The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action.  The Company has not recorded any liability related to this lawsuit as of March 27, 2022 as it does not believe a loss is probable or reasonably estimable.

10.  Divestitures and Impairment

Assets and Liabilities Held for Sale

On March 28, 2022, we refranchised our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas for $14.0 million, net of transaction costs.  The assets and liabilities associated with the joint venture are classified as held for sale in the Condensed Consolidated Balance Sheet as of March 27, 2022.

March 27, 2022
Current assets	$1,632
Property and equipment, net	7,030
Operating lease right-of-use assets	8,924
Goodwill	9,908
Other assets	191
Loss on impairment	(8,412)
Total assets held for sale	$19,273

Accounts payable, taxes payable, accrued expenses and other	$1,632
Current deferred revenue	1,930
Current operating lease liabilities	2,338
Long-term operating lease liabilities	7,097
Other long-term liabilities	250
Total liabilities held for sale	$13,247

Upon reclassification of assets and liabilities held for sale, we recorded a one-time, non-cash charge of $8.4 million which reflects net sale proceeds of $14.0 million, the noncontrolling interest of $4.2 million, and the recognition of an unearned royalty stream of $12.2 million to be recognized as revenue over the 10-year term of the franchise agreement executed concurrent with the disposition in accordance with ASC 810, “Consolidation.” The impairment was recorded in the first quarter of 2022 and realized upon consummation of the sale in the second quarter.

Impairment of Reacquired Master Franchise Rights

In the first quarter of 2022, the Company recorded an impairment of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict, including, but not limited to, international sanctions. The reacquired franchise rights were previously acquired from a former  master franchisee and capitalized by the Company.

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

Our segment information is as follows:

	Three Months Ended
	March 27,	March 28,
(In thousands)	2022	2021
Revenues:
Domestic Company-owned restaurants	$198,765	$197,234
North America franchising	34,268	32,715
North America commissaries	209,679	184,878
International	42,707	42,604
All others	57,273	54,315
Total revenues	$542,692	$511,746

Intersegment revenues:
North America franchising	$1,053	$1,060
North America commissaries	58,507	52,070
All others	19,379	19,148
Total intersegment revenues	$78,939	$72,278

Operating income:
Domestic Company-owned restaurants (1)	$1,989	$15,324
North America franchising	32,137	30,443
North America commissaries	9,334	9,713
International (2)	4,455	8,364
All others	3,719	6,118
Unallocated corporate expenses (3)	(37,111)	(23,162)
Elimination of intersegment (profits) losses	(88)	62
Total operating income	$14,435	$46,862

Property and equipment, net:
Domestic Company-owned restaurants	$220,357
North America commissaries	149,503
International	14,857
All others	112,037
Unallocated corporate assets	234,115
Accumulated depreciation and amortization	(514,616)
Total property and equipment, net	$216,253

(1)	Includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss. See Note 10 for additional information.
(2)	Includes $3.5 million of one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights in the first quarter of 2022. See Notes 2 and 10 for additional information.
(3)	For the first quarter of 2022, Unallocated corporate expenses include $13.9 million of one-time, non-cash reserves of certain notes receivable and $5.0 million for the Legal Settlement. For the first quarter of 2021, Unallocated corporate expense includes $3.9 million of reorganization costs. See Notes 2 and 9 for additional information.

Disaggregation of Revenue

In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended March 27, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$198,765	$-	$-	$-	$-	$198,765
Franchise royalties and fees	-	35,321	-	13,435	-	48,756
Commissary sales	-	-	268,186	21,182	-	289,368
Other revenues	-	-	-	8,090	76,652	84,742
Eliminations	-	(1,053)	(58,507)	-	(19,379)	(78,939)
Total segment revenues	$198,765	$34,268	$209,679	$42,707	$57,273	$542,692
International other revenues (1)	-	-	-	(8,090)	8,090	-
Total revenues	$198,765	$34,268	$209,679	$34,617	$65,363	$542,692

	Reportable Segments
	Three Months Ended March 28, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$197,234	$-	$-	$-	$-	$197,234
Franchise royalties and fees	-	33,775	-	12,208	-	45,983
Commissary sales	-	-	236,948	22,399	-	259,347
Other revenues	-	-	-	7,997	73,463	81,460
Eliminations	-	(1,060)	(52,070)	-	(19,148)	(72,278)
Total segment revenues	$197,234	$32,715	$184,878	$42,604	$54,315	$511,746
International other revenues (1)	-	-	-	(7,997)	7,997	-
Total revenues	$197,234	$32,715	$184,878	$34,607	$62,312	$511,746

(1)	Other revenues as reported in the Condensed Consolidated Statements of Operations include $8.1 million and $8.0 million of revenue for the three months ended March 27, 2022 and March 28, 2021, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Note 12. Related Party Transactions

Endorsement Agreement

On April 10, 2022, the Company and PJMF entered into an Endorsement Agreement (the “Endorsement Agreement”), effective March 15, 2022, with ABG-Shaq, LLC (“ABG-Shaq”), an entity affiliated with Shaquille O’Neal, for the personal services of Mr. O’Neal. Mr. O’Neal is a non-independent director of the Company.

The Endorsement Agreement replaces the previous Endorsement Agreement, effective March 15, 2019, by and between the Company, PJMF and ABG-Shaq, as amended (the “Prior Endorsement Agreement”) which expired by its terms on March 15, 2022. The terms of the Endorsement Agreement, which are detailed below, are substantially similar to the Prior Endorsement Agreement.

Pursuant to the Endorsement Agreement, the Company and PJMF received the right and license to use Mr. O’Neal’s name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights (individually and collectively, the “Personality Rights”), in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of Papa John’s-branded products. Mr. O’Neal will also provide brand ambassador services related to appearances, social media and public relations matters. The Endorsement Agreement also renewed the offering of the co-branded extra-large pizza product developed among the Company, PJMF and ABG-Shaq under the Prior Endorsement Agreement, and provides that one U.S. dollar for each unit of the co-branded pizza sold in the United States will be donated to The Papa John’s Foundation for Building Community and one Canadian dollar for each unit sold in Canada will be donated to a charity mutually agreed-upon between the parties.

As consideration for the rights and services granted under the Endorsement Agreement, the Company and PJMF agreed to pay to ABG-Shaq aggregate cash payments of $5.625 million over the three years of the Endorsement Agreement. The Company and PJMF will also pay ABG-Shaq a royalty fee for the co-branded pizza product if the total amount of royalties in a given contract year (calculated as $0.20 per co-branded pizza sold) exceeds the contractual cash payment for that year, in which case the amount of the royalty payment will be the excess of the royalties over the cash payment amount. The Company and PJMF will also pay expenses related to the marketing and personal services provided by Mr. O’Neal.

In addition, the Company agreed to grant 55,898 restricted stock units (the “RSUs”) to Mr. O’Neal (as agent of ABG) under the Company’s 2018 Omnibus Incentive Plan. The RSUs will vest into an equivalent number of shares of the Company’s common stock according to the following vesting schedule:

●	33% (18,632) of the RSUs will vest on April 12, 2023;

●	33% (18,632) of the RSUs will vest on March 15, 2024; and

●	33% (18,634) of the RSUs will vest on March 15, 2025.

The initial term of the Endorsement Agreement ends on March 15, 2025, with an option for a one-year extension upon the parties’ mutual agreement. The Endorsement Agreement also includes customary exclusivity, termination and indemnification clauses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of March 27, 2022, there were 5,524 Papa John’s restaurants in operation, consisting of 608 Company-owned and 4,916 franchised restaurants operating in 49 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights.  Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our domestic Quality Control  Centers (“QC Centers”), operation of our international QC Center in the United Kingdom, contributions  received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services.

Recent Developments and Trends

Innovation.  The Company launched its NY Style pizza in the first quarter of 2022. NY Style features eight oversized slices on a thin foldable crust. NY Style pizza has proven to be popular with customers and highly incremental to revenues. The combination of Epic Stuffed Crust and NY Style pizza has contributed to our positive results for the first quarter of 2022 as we compare the period to the prior year’s record first quarter sales, our highest in the history of the Company. Our digital innovation through Papa Rewards, our loyalty program, allows us to directly engage our customers with targeted personalized offers that drive higher frequency, higher ticket and higher customer satisfaction. Continued investment in one-to-one marketing capabilities is a big part of our business plan for 2022 and beyond. In addition, third-party delivery aggregators have been another focus of our digital innovation and strategy as they have helped us reach incremental, profitable customers, while providing supplemental delivery drivers, especially during peak times.

Growth Strategy.  The Company’s goal continues to be to take market share in the pizza category while leveraging our differentiated strategy and premium position to protect margins in the face of commodity and labor headwinds. We accelerated our development outlook to be between 280 and 320 net new restaurants globally in 2022. At the midpoint of the range, this represents approximately 5% growth on our total system-wide unit count. Our view of our long-term unit opportunity, both domestically and internationally, continues to expand as we sign historic deals to develop within key areas and we now expect to open 1,400 to 1,800 net new Papa John’s restaurants worldwide by the end of 2025, relative to the start of 2021.

On March 28, 2022, the Company sold its 51% controlling interest in a joint venture between Papa Johns and Blue and Silver Ventures, Ltd. Sun Holdings, a leading multi-brand franchisee operator and one of Papa John’s largest domestic franchise partners, has assumed control of the 90 Papa John’s restaurants in Texas that operated under the joint venture. The Company recorded a $8.4 million impairment loss in the first quarter of 2022 related to the divestiture. The strategic refranchising deal between Papa Johns and Sun Holdings builds upon the historic development agreement signed by the two parties in September 2021, under which Sun Holdings will open 100 new restaurants across high-growth markets, including in Texas, by 2029, in addition to the restaurants it has acquired. Now with significant operational scale with the brand, we believe Sun Holdings is positioned to accelerate its development plans and Papa John’s domestic growth.

The agreement continues a rapid acceleration of unit growth and development activity by Papa Johns in the U.S. and across the globe. In January, Papa Johns announced its biggest franchisee development agreement in the Company’s history – a partnership with FountainVest Partners to open more than 1,350 new stores across South China by 2040.

Suspension of Franchisee Support in Russia. The Company has no Company-owned restaurants in Russia or Ukraine. Out of the Company’s total 5,524 Company-owned and franchised restaurants worldwide, 188 franchised restaurants are located in Russia, all of which are operated and supplied through a master franchisee.  In 2021, franchise royalties derived from these stores represented less than 1% of total company revenue, and therefore were not a material part of the Company’s business or results of operations.

Papa John’s has suspended its corporate operations and support for franchised restaurants in Russia, and fully reserved all receivables from the aforementioned master franchisee. The Company recognized $17.4 million ($0.48 loss per diluted share) on a pre-tax basis in one-time, non-cash charges in the first quarter related to reserves for certain loans and impairments of reacquired franchised rights due to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million. All assets related to the franchised operations in Russia have been fully reserved or impaired so there will be no additional Russia related charges for reserves, write-offs, or impairments of amounts recorded on the Condensed Consolidated Balance Sheet.

Coronavirus Pandemic and Related Market Impact. The restaurant industry has faced and managed staffing challenges since long before the pandemic. These challenges intensified with the increased demand for employees in the service industry as the economy recovered last year. In early 2022, the Omicron variant further exacerbated the situation, given the spike in infection rates and number of people out sick or quarantined at home. Throughout the first quarter, our restaurants have been at their lowest staffing levels since the beginning of the pandemic. This has impacted customer service and, in limited cases, our ability to deliver or take orders. We continue to proactively communicate to our loyal customers, providing updates and conveying our gratitude for their patience. Our team members have been working harder than ever to continue to safely serve their customers and communities and we have benefited from their dedication to manage through staffing constraints. We will continue to strive to be employer of choice in our industry and have taken many actions to create a strong culture and support our people. We have invested in wages and continue to offer our team members hiring and referral bonuses as well as expanded health, wellness, paid time off and access to college education. More and more employees are taking advantage of Dough & Degrees, our college tuition program, which provides access to an online degree free of charge to corporate team members.

Global Restaurant Sales Information

“Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. Comparable sales exclude sales of restaurants that were not open during both the current and prior year fiscal periods and franchisees for which we suspended corporate support during the quarter ended March 27, 2022. “Global system-wide restaurant sales” represents total restaurant sales for all Company-owned and franchised stores open during the comparable periods, and “Global system-wide restaurant sales growth” represents the change in total system restaurant sales year-over-year. We believe North America, international and global restaurant and comparable sales growth and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Franchise restaurant and comparable sales growth information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of franchise restaurant sales growth, excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Three Months Ended
	March 27, 2022	March 28, 2021
Comparable sales growth (decline):
Domestic Company-owned restaurants	(1.2%)	23.3%
North America franchised restaurants	2.8%	27.1%
North America restaurants	1.9%	26.2%
International restaurants	0.8%	23.2%
Total comparable sales growth	1.6%	25.4%
System-wide restaurant sales growth:
(excluding the impact of foreign currency)
Domestic Company-owned restaurants	0.8%	22.2%
North America franchised restaurants	4.0%	27.0%
North America restaurants	3.3%	25.9%
International restaurants	11.6%	28.9%
Total global system-wide restaurant sales growth	5.3%	26.6%

Restaurant Progression	Three Months Ended
	March 27, 2022	March 28, 2021
North America Company-owned:
Beginning of period	600	588
Opened	7	—
Acquired	1	1
End of period	608	589
North America franchised:
Beginning of period	2,739	2,701
Opened	15	12
Closed	(7)	(3)
Sold	(1)	(1)
End of period	2,746	2,709
International franchised:
Beginning of period	2,311	2,111
Opened	55	68
Closed	(8)	(9)
Suspended (a)	(188)	—
End of period	2,170	2,170
Total restaurants – end of period	5,524	5,468

Trailing four quarters net store growth (b)	244	90

(a)	Represents all franchised restaurants located in Russia, for which the Company has suspended corporate support.
(b)	Excludes suspended restaurants.

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Three Months Ended
	March 27, 2022		March 28, 2021
		% of Related		% of Related	Increase
($ in thousands)		Revenues		Revenues	(Decrease)
Revenues:
Domestic Company-owned restaurant sales	$198,765		$197,234
North America franchise royalties and fees	34,268		32,715
North America commissary revenues	209,679		184,878
International revenues	34,617		34,607
Other revenues	65,363		62,312
Total revenues	542,692		511,746
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	161,661	81.3%	155,888	79.0%	2.3%
North America commissary expenses	197,090	94.0%	170,684	92.3%	1.7%
International expenses	19,914	57.5%	19,618	56.7%	0.8%
Other expenses	60,555	92.6%	55,807	89.6%	3.0%
General and administrative expenses	65,937	12.1%	50,011	9.8%	2.3%
Depreciation and amortization	11,940	2.2%	12,876	2.5%	(0.3)%
Total costs and expenses	517,097	95.3%	464,884	90.8%	4.5%
Refranchising and impairment loss	(11,160)	(2.1)%	-	0.0%	(2.1)%
Operating income	14,435	2.7%	46,862	9.2%	(6.5)%
Net interest expense	(4,264)	(0.8)%	(3,647)	(0.7)%	(0.1)%
Income before income taxes	$10,171	1.9%	$43,215	8.4%	(6.5)%

Revenues

Consolidated revenues increased $30.9 million, or 6.0% to $542.7 million for the first quarter of 2022, compared to $511.7 million for the first quarter of 2021.

Domestic Company-owned restaurant sales increased $1.5 million, or 0.8% for the first quarter of 2022 compared to the prior year comparable period. The increase was primarily due to higher equivalent units of 2.8%, partially offset by negative comparable sales of 1.2% lapping 23.3% comparable sales growth in the prior year period.

“Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.  “Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods.

North America franchise royalties and fees increased $1.6 million, or 4.7% for the first quarter of 2022. The increases were primarily due to positive comparable sales increases of 2.8% and higher equivalent units of 1.9% for the first quarter of 2022 on top of 27.1% comparable sales growth in the prior year period.

North America franchise restaurant sales increased 4.0% to $739.7 million in the first quarter of 2022 compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.

North America commissary revenues increased $24.8 million, or 13.4% for the first quarter of 2022, primarily due to higher pricing from higher commodities.

International revenues were relatively flat for the first quarter of 2022 as compared to prior year, primarily due to higher royalties from increased equivalent units and higher comparable sales of 0.8%, offset by lower United Kingdom (“PJUK”) commissary revenues from lower PJUK comparable sales and $1.2 million due to unfavorable foreign exchange rates.

International franchise restaurant sales increased 11.6% to $337.4 million for the first quarter of 2022, excluding the impact of foreign currency, primarily due to increases in comparable sales and equivalent units. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.

Other revenues increased $3.1 million, or 4.9%, for the first quarter of 2022 primarily due to higher revenues from our technology platform, including our mobile ordering business which benefited from increased North America restaurant sales.

Costs and Expenses

Total costs and expenses were approximately $517.1 million, or 95.3% of total revenues for the first quarter of 2022, compared to $464.9 million, or 90.8% of related revenues for the first quarter of 2021. The increase in total costs and expenses, as a percentage of revenues, was primarily due to the following:

Domestic Company-owned restaurant expenses were $161.7 million for the first quarter of 2022, or 81.3% of related revenues, as compared to $155.9 million, or 79.0% of related revenues for the first quarter of 2021.  The expenses, as a percentage of revenues, increased 2.3% due to higher labor expense and food costs.

North America commissary expenses were $197.1 million for the first quarter of 2022, or 94.0% of related revenues, compared to $170.7 million, or 92.3% of related revenues for the first quarter of 2021. The 1.7% increase in expenses, as a percentage of related revenues, was primarily due to commodities and inflation.

International expenses were $19.9 million for the first quarter of 2022, or 57.5% of related revenues, compared to expenses of $19.6 million, or 56.7% of related revenues for the first quarter of 2021. The 0.8% increase in expenses as a percentage of revenues was primarily due to higher commodities costs in the PJUK commissary, partially offset by lower operating costs on higher revenues.

Other expenses were $60.6 million for the first quarter of 2022, or 92.6% of related revenues, compared to expenses of $55.8 million, or 89.6% of related revenues for the first quarter of 2021. The 3.0% increase in expenses, as a percentage of related revenues, was primarily due to timing of expenditures on technology initiatives.

General and administrative expenses (“G&A”) were $65.9 million, or 12.1% of revenues in the first quarter of 2022, compared to $50.0 million, or 9.8% of revenues for the first quarter of 2021. G&A consisted of the following (in thousands):

	Three Months Ended
	Mar. 27,	March 28,
	2022	2021
Administrative expenses (a)	$46,090	$46,082
Special items (b) (c)	19,636	3,883
Other general expenses	211	46
General and administrative expenses	$65,937	$50,011
(a)	Administrative expenses were relatively flat for the first quarter of 2022 as compared to the prior year comparable period.
(b)	Special items for the first quarter of 2022 include $14.6 million one-time, non-cash provisions on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions. See “Note 2” of “Notes to Condensed Consolidated Financial Statements” for further information. We also recorded a $5.0 million charge associated with the Legal Settlement discussed in “Note 9” of “Notes to Condensed Consolidated Financial Statements” and within “Part 1. Item 1. Financial Statements.”
(c)	Special items of $3.9 million for the first quarter of 2021 includes strategic reorganization costs associated with our new office in Atlanta which concluded in 2021.

Depreciation and amortization expense was $11.9 million, or 2.2% of revenues in the first quarter of 2022, compared to $12.9 million, or 2.5% of revenues for the first quarter of 2021.

Operating Income by Segment

Operating income decreased approximately $32.4 million for the three months ended March 27, 2022 compared to the prior year comparable period.  Operating income is summarized in the following table on a reporting segment basis.  Alongside the GAAP operating income data, we have included “adjusted” operating income to exclude Special items. Special items impacting operating income for 2022 include an $8.4 million refranchising loss associated with the sale of our ownership interest in a joint venture including 90 restaurants, $2.8 million for the impairment of certain reacquired franchise rights and $14.6 million of reserves on certain accounts receivable and notes receivable resulting from the conflict in Ukraine and subsequent government actions, and $5.0 million for the Legal Settlement.  Special items impacting operating income for 2021 included strategic corporate reorganization costs associated with our new office in Atlanta, Georgia. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.” We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended
	Reported	Special	Adjusted	Reported	Special	Adjusted	Adjusted
	Mar. 27,	items	Mar. 27,	Mar. 28,	items	Mar. 28,	Increase
(In thousands)	2022	in 2022	2022	2021	in 2021	2021	(Decrease)

Domestic Company-owned restaurants	$1,989	$8,412	$10,401	$15,324	$—	$15,324	$(4,923)
North America franchising	32,137	—	32,137	30,443	—	30,443	1,694
North America commissaries	9,334	—	9,334	9,713	—	9,713	(379)
International	4,455	3,515	7,970	8,364	—	8,364	(394)
All others	3,719	—	3,719	6,118	—	6,118	(2,399)
Unallocated corporate expenses	(37,111)	18,869	(18,242)	(23,162)	3,883	(19,279)	1,037
Elimination of intersegment losses (profits)	(88)	—	(88)	62	—	62	(150)
Total	$14,435	$30,796	$45,231	$46,862	$3,883	$50,745	$(5,514)

The decrease in operating income, excluding Special items, of $5.5 million, or 10.9% for the first quarter of 2022 was primarily due to the following:

●	Domestic Company-owned restaurants decreased $4.9 million for the first quarter of 2022 primarily due to higher commodities costs and labor initiatives.
●	North America franchising increased $1.7 million for the first quarter of 2022, primarily due to higher comparable sales of 2.8% and higher equivalent units of 1.9%.
●	North America commissaries were relatively flat for the first quarter of 2022 as higher revenues from pricing offset higher commodities costs.
●	International decreased approximately $0.4 million for the first quarter of 2022, primarily due to higher commodity costs were partially offset by higher royalty revenue from increased comparable sales of 0.8% and higher equivalent units.
●	All Others, which primarily includes our online and mobile ordering business and our marketing funds, decreased $2.4 million for the first quarter of 2022 primarily due to timing of expenditures for technology initiatives.
●	Unallocated corporate expenses decreased approximately $1.0 million for the first quarter of 2021 primarily due to compensation costs and professional fees, partially offset by higher labor costs and costs related to corporate headquarters re-opening.

Refranchising and impairment loss

In the first quarter of 2022, the Company recorded a one-time, non-cash refranchising and impairment loss of $11.2 million. On March 28, 2022, we refranchised our 51% ownership interest in a 90-restaurant consolidated joint venture between Papa Johns and Blue and Silver Ventures, Ltd in Texas for cash proceeds of $14.0 million, net of transaction costs.  The assets and liabilities associated with the joint venture are classified as held for sale in the Condensed Consolidated Balance Sheet as of March 27, 2022 and we recorded a one-time, non-cash charge of $8.4 million in the first quarter. The Company also recorded an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict, including, but not limited to, international sanctions.

Net Interest Expense

Net interest expense increased $0.6 million for the first quarter of 2022 due to higher average outstanding debt on our revolving credit facility. Total debt outstanding was $537.0 million and $490.0 million as of March 27, 2022 and December 26, 2021, respectively.

Income Before Income Taxes

For the reasons discussed above, income before income taxes decreased approximately $33.0 million for the first quarter of 2022 over the first quarter of 2021.

Income Tax (Benefit) Expense

The effective income tax rate was negative 12.3% for the three months ended March 27, 2022 compared to 18.4% for the prior year comparable period. The decrease in the effective rate was caused by higher excess tax benefits generated by stock option exercises and vesting of restricted shares along with a decrease in pre-tax income attributable to the establishment of reserves for receivables discussed in “Note 2”, the Legal Settlement discussed in “Note 9” and the impairments discussed in “Note 10” of the “Notes to Condensed Consolidated Financial Statements”.

	Quarter Ended
	March 27, 2022	March 28, 2021

Income before income taxes	$10,171	$43,215
Income tax (benefit) expense	$(1,256)	$7,932
Effective tax rate	-12.3%	18.4%

Diluted Earnings Per Common Share

Diluted earnings per common share was $0.29 for the first quarter of 2022, compared to diluted earnings per share of $0.82 in the first quarter of 2021, a decrease of $0.53. Excluding Special items, adjusted diluted earnings per common share was $0.95 for the first quarter of 2022, compared to adjusted diluted earnings per common share of $0.91 in the first quarter of 2021, an increase of $0.04. Diluted earnings per common share for the three months ended March 27, 2022 included Special items of $23.9 million, net of tax, related to refranchising losses associated with the divestiture of our controlling interest in a 90 restaurant joint venture, impairment losses of certain loans and reacquired franchised rights, and the Legal Settlement.  See “Items Impacting Comparability; Non-GAAP Measures” for additional information.

Impact of Inflation

Given the accelerating inflationary environment and short-term commodity volatility experienced in the first quarter of 2022, there have been and may continue to be increases in food costs and labor costs which have and could further impact our profitability. Factors such as inflation, increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs have and may continue to adversely affect our operating costs and profitability. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. To the extent permitted by competition, increased costs are recovered through a combination of selective menu price increases, product mix, and/or implementing operational improvements.

Items Impacting Comparability; Non-GAAP Measures

The table below reconciles our GAAP financial results to our adjusted financial results, which are non-GAAP measures. We present these non-GAAP measures because we believe the Special items impact the comparability of our results of operations. See “Note 2”, “Note 9”, and “Note 10” of “Notes to Condensed Consolidated Financial Statements,” for additional information about the Special items.

	Three Months Ended
	March 27,	March 28,
(In thousands, except per share amounts)	2022	2021

GAAP operating income	$14,435	$46,862
Refranchising and impairment loss (1)	25,796	—
Legal settlement (2)	5,000	—
Strategic corporate reorganization costs (3)	—	3,883
Adjusted operating income	$45,231	$50,745

GAAP net income attributable to common shareholders	$10,434	$27,113
Refranchising and impairment loss (1)	25,796	—
Legal settlement (2)	5,000	—
Strategic corporate reorganization costs (3)	—	3,883
Tax effect of Non-GAAP adjustment on special items (4)	(6,929)	(874)
Adjusted net income attributable to common shareholders	$34,301	$30,122

GAAP diluted earnings per common share	$0.29	$0.82
Refranchising and impairment loss (1)	0.71	—
Legal settlement (2)	0.14	—
Strategic corporate reorganization costs (3)	—	0.12
Tax effect of Non-GAAP adjustment on special items (4)	(0.19)	(0.03)
Adjusted diluted earnings per common share	$0.95	$0.91

(Note)  The above table does not include the impact of allocation of undistributed earnings to participating securities for Special items.

(1)	Includes on a pre-tax basis (a) a one-time, non-cash charge of $8.4 million ($0.23 loss per diluted share) associated with the refranchising of the Company’s majority stake in a 90 restaurant joint venture, recorded as Refranchising and impairment loss; and (b) $17.4 million ($0.48 loss per diluted share) in one-time, non-cash expense related to the reserve of certain loans and impairment of reacquired franchised rights resulting from the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million.
(2)	Represents an accrual of the Legal Settlement, recorded in General and administrative expenses.
(3)	Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia.
(4)	The tax effect for Special items included in the Reconciliation of Non-GAAP Financial Measures was calculated by applying the marginal tax rate of 22.5% for the three months ended March 27, 2022 and March 28, 2021.

The 2022 non-GAAP adjusted results shown above and within this document, which exclude Special items, should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP results. Management believes presenting certain financial information excluding Special items is important for purposes of comparison to prior year results. In addition, management uses these metrics to evaluate the Company’s underlying operating performance and to analyze trends.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our cash flows from continuing operations for the three months ended March 27, 2022 and March 28, 2021:

	Three Months Ended
	March 27,	March 28,
	2022	2021
Total cash provided by (used in):
Operating activities	$25,394	$63,217
Investing activities	(8,315)	(6,299)
Financing activities	(6,787)	(16,080)
Change in cash and cash equivalents, excluding the impact of foreign currency	$10,292	$40,838

Operating Activities

Cash flow provided by operating activities was $25.4 million for the first quarter of 2022 compared to $63.2 million in the first quarter of 2021. The decrease of $37.8 million was primarily due to unfavorable working capital changes; principally a decrease of $19.7 million due to the timing of payments associated within accrued expenses and other current liabilities and $15.8 million in accounts receivable related to the timing of cash receipts in the prior year.

Investing Activities

Cash flow used in investing activities was $8.3 million for the first quarter of 2022 compared to $6.3 million in the first quarter of 2021, or an increase of $2.0 million. The increase in cash flow used in investing activities was primarily due to an increase in capital expenditures.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2022 will be approximately $85.0 million. This estimate includes the acquisition of sites and construction costs for new Company-owned stores that have opened or that we expect to open during 2022. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.

Financing Activities

Cash flow used in financing activities was $6.8 million for the first quarter of 2022 compared to $16.1 million in the first quarter of 2021.  The decrease of $9.3 million in cash flow used in financing activities reflects increased borrowings on the PJI Revolving Facility during the first quarter of 2022, partially offset by increased repurchases of Company common stock.

Debt

Our outstanding debt as of March 27, 2022 was $537.0 million, which was comprised of $400.0 million outstanding under the Notes and $137.0 million under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $463.0 million as of March 27, 2022.

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

Actual Ratio as of
	Permitted Ratio	March 27, 2022
Leverage ratio	Not to exceed 5.25 to 1.0	2.2 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	4.8 to 1.0

Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 27, 2022.

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

Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender.  There was no debt outstanding under the PJMF Revolving Facility as of March 27, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.

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

The following table summarizes our repurchase activity for the three months ended March 27, 2022 and March 28, 2021:

				Maximum Dollar
	Total	Average	Aggregate	Value of Shares
	Number	Price	Cost of	that May Yet Be
(in thousands, except average price per share)	of Shares	Paid per	Shares	Purchased Under the
Three Months Ended	Purchased	Share	Purchased	Plans or Programs
March 27, 2022	301	$108.76	$32,709	$392,091
March 28, 2021	15	$84.63	$1,267	$71,031

Subsequent to March 27, 2022, we acquired an additional 223,000 shares at an aggregate cost of $23.0 million.  Approximately $369.1 million remained available under the Company’s share repurchase program as of April 29, 2022.

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program.  There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Dividends

The Company recorded dividends of approximately $12.6 million ($0.35 per share) in the first quarter of 2022. On April 26, 2022, our Board of Directors declared a second quarter dividend of $0.35 per common share, approximately $12.6 million in the aggregate, which will be paid on May 27, 2022 to stockholders of record as of the close of business on May 16, 2022.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

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

The Company’s free cash flow was as follows for the first quarter of 2022 and 2021 (in thousands):

	Three Months Ended
	March 27,	March 28,
	2022	2021

Net cash provided by operating activities	$25,394	$63,217
Purchases of property and equipment	(10,233)	(7,076)
Dividends paid to preferred stockholders	—	(3,412)
Free cash flow	$15,161	$52,729

Cash Requirements

There have been no material changes in our cash requirements other than in the ordinary course of business since the end of 2021.  Refer to “Cash Requirements” presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 for additional information regarding our cash requirements.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws.  Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the financial impact of the temporary business opportunities, disruptions and temporary changes in demand we are experiencing related to the current outbreak of the coronavirus pandemic and the related restrictions, commodity costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, labor shortages, inflation, royalty relief, the effectiveness of our menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

●	the ability of the Company to manage difficulties and opportunities associated with or related to the coronavirus pandemic, including governmental restrictions, changes in consumer demand or behavior, vaccine mandates and changing governmental programs and regulations relating to the pandemic;
●	the ability of the Company to manage labor shortages at Company and/or franchised stores and our quality control centers;
●	increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption and inflation;
●	the potential for delayed new store openings, both domestically and internationally;
●	the increased risk of phishing, ransomware and other cyber-attacks;
●	risks to the global economy and our business related to the conflict in Ukraine.
●	increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to boost consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
●	risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
●	aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
●	changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
●	the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
●	the effectiveness of our technology investments and changes in unit-level operations;
●	the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
●	increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption and inflation. This could also include increased employee compensation, including as a result of labor shortages, changes in minimum wage, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
●	increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
●	disruption of our supply chain or commissary operations which could be caused by our sole source of supply of mozzarella cheese, desserts, garlic cups or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including the coronavirus pandemic;

●	increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the UK from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
●	the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
●	the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
●	disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
●	changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 and “Part II. Item IA. – Risk Factors” in this Quarterly Report on Form 10-Q, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments.  The interest rate swaps were de-designated following the issuance of the Notes in the third quarter of 2021. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility.  By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.  We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 27, 2022 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. See “Note 8” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

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

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $1.2 million on International revenues for first quarter of 2022 compared to a favorable impact of approximately $1.9 million in the first quarter of 2021. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.6 million on operating income in the first quarter of 2022 compared to a favorable impact of $0.5 million in the first quarter of 2021.

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

The following table presents the actual average block price for cheese by quarter through the first quarter of 2022 and the projected average block price by quarter for 2022 (based on the April 29, 2022 Chicago Mercantile Exchange cheese futures market prices):

	2022		2021
	Projected		Actual
	Block Price		Block Price

Quarter 1	$1.966		$1.676
Quarter 2	2.352		1.680
Quarter 3	2.374		1.676
Quarter 4	2.318		1.786
Full Year	$2.253	*	$1.705

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  The legal proceedings described in Note 9 of “Notes to Condensed Consolidated Financial Statements” within “Part I. Item 1. Financial Statements” of this Form 10-Q are incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict in Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The Company has no company-owned restaurants in Russia or Ukraine and has suspended corporate support for its master franchisee in Russia, which operates and supplies all 188 franchised Papa John’s restaurants there.  The Company is unable to predict how long the current environment will last or if it will resume corporate support to impacted franchised restaurants. As all assets related to the Russia master franchisee and franchised restaurants have been fully reserved or impaired, we do not expect further financial statement charges for the Russia operation.

Like other businesses, we have experienced some increased costs for transportation, energy, and commodities due in part to the negative impact of the military conflict in Ukraine on the global economy. Further escalation of geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. Funding for the share repurchase program is provided through our operating cash flows and our $600.0 million PJI Revolving Facility.

The following table summarizes our repurchase activity by fiscal period during the first quarter ended March 27, 2022 (in thousands, except per share amounts):

			Total Number	Maximum Dollar
	Total	Average	of Shares Purchased	Value of Shares
	Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Fiscal Period	Purchased	Share	or Programs	Plans or Programs
12/27/2021 - 1/23/2022	52	$126.26	52	$418,204
1/24/2022 - 2/20/2022	59	$118.87	59	$411,196
2/21/2022 - 3/27/2022	190	$100.80	190	$392,091
Total	301	$108.76	301	$392,091

The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Subsequent to March 27, 2022, we acquired an additional 223,000 shares at an aggregate cost of $23.0 million. Approximately $369.1 million remained available under the Company’s share repurchase program as of April 29, 2022.

Repurchases of Stock for Tax Withholdings

During the fiscal quarter ended March 27, 2022, the Company acquired approximately 69,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amendment to Employment Agreement, dated April 7, 2022, by and between Papa John’s International, Inc. and Robert Lynch.

10.2

Endorsement Agreement executed April 10, 2022, and effective March 15, 2022, by and among, on the one hand, ABG-Shaq, LLC, for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on April 13, 2022 is incorporated herein by reference.

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

101

Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 27, 2022, filed on May 5, 2022, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 5, 2022	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer