Form 10-Q
period 2022-06-26
PAPA JOHNS INTERNATIONAL INC
filed 2022-08-04
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2022
OR
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-21660
PAPA JOHN’S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1203323
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	number)
2002 Papa John’s Boulevard
Louisville, KY 40299-2367
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 29, 2022, there were outstanding 35,347,234 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 26, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,124	$70,610
Accounts receivable, net	87,495	81,370
Notes receivable, current portion	8,333	12,352
Income tax receivable	4,017	9,386
Inventories	38,076	34,981
Prepaid expenses and other current assets	49,743	46,310
Total current assets	239,788	255,009
Property and equipment, net	225,382	223,856
Finance lease right-of-use assets, net	18,642	20,907
Operating lease right-of-use assets	176,719	176,256
Notes receivable, less current portion, net	19,703	35,504
Goodwill	70,731	80,632
Deferred income taxes	8,657	5,156
Other assets	76,650	88,384
Total assets	$836,272	$885,704

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$40,845	$28,092
Income and other taxes payable	16,785	19,996
Accrued expenses and other current liabilities	146,213	190,116
Current deferred revenue	19,925	21,700
Current finance lease liabilities	5,224	4,977
Current operating lease liabilities	21,485	22,543
Total current liabilities	250,477	287,424
Deferred revenue	23,633	13,846
Long-term finance lease liabilities	14,252	16,580
Long-term operating lease liabilities	164,336	160,672
Long-term debt, less current portion, net	536,446	480,730
Deferred income taxes	236	258
Other long-term liabilities	79,516	93,154
Total liabilities	1,068,896	1,052,664

Redeemable noncontrolling interests	1,174	5,498

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,096 at June 26, 2022 and 49,002 at December 26, 2021)	491	490
Additional paid-in capital	442,255	445,126
Accumulated other comprehensive loss	(11,034)	(9,971)
Retained earnings	193,934	183,157
Treasury stock (13,848 shares at June 26, 2022 and 13,205 shares at December 26, 2021, at cost)	(875,205)	(806,472)
Total stockholders’ deficit	(249,559)	(187,670)
Noncontrolling interests in subsidiaries	15,761	15,212
Total Stockholders’ deficit	(233,798)	(172,458)
Total liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$836,272	$885,704
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

Revenues:
Domestic Company-owned restaurant sales	$171,411	$196,124	$370,176	$393,358
North America franchise royalties and fees	34,917	32,475	69,185	65,190
North America commissary revenues	219,383	186,641	429,062	371,519
International revenues	31,958	37,614	66,575	72,221
Other revenues	64,996	62,154	130,359	124,466
Total revenues	522,665	515,008	1,065,357	1,026,754
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	142,026	154,293	303,687	310,181
North America commissary expenses	204,470	172,227	401,560	342,911
International expenses	19,236	21,430	39,150	41,048
Other expenses	60,648	56,246	121,203	112,053
General and administrative expenses	44,646	53,698	110,584	103,709
Depreciation and amortization	12,735	12,477	24,674	25,353
Total costs and expenses	483,761	470,371	1,000,858	935,255
Refranchising and impairment loss	—	—	(11,160)	—
Operating income	38,904	44,637	53,339	91,499
Net interest expense	(6,081)	(3,649)	(10,344)	(7,296)
Income before income taxes	32,823	40,988	42,995	84,203
Income tax expense	7,093	7,398	5,838	15,330
Net income before attribution to noncontrolling interests	25,730	33,590	37,157	68,873
Net income attributable to noncontrolling interests	(297)	(1,336)	(1,230)	(2,736)
Net income attributable to the Company	$25,433	$32,254	$35,927	$66,137

Calculation of net income for earnings per share:
Net income attributable to the Company	$25,433	$32,254	$35,927	$66,137
Dividends on redemption of Series B Convertible Preferred Stock	—	(109,852)	—	(109,852)
Dividends paid to participating securities	(82)	(2,300)	(141)	(5,827)
Net income attributable to participating securities	(111)	—	(93)	—
Net income (loss) attributable to common shareholders	$25,240	$(79,898)	$35,693	$(49,542)

Basic earnings (loss) per common share	$0.71	$(2.30)	$1.00	$(1.47)
Diluted earnings (loss) per common share	$0.70	$(2.30)	$0.99	$(1.47)

Basic weighted average common shares outstanding	35,624	34,729	35,775	33,739
Diluted weighted average common shares outstanding	35,824	34,729	36,032	33,739

Dividends declared per common share	$0.350	$0.225	$0.700	$0.450

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

Net income before attribution to noncontrolling interests	$25,730	$33,590	$37,157	$68,873
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(4,109)	437	(4,970)	1,496
Interest rate swaps (1)	1,877	1,817	3,589	3,612
Other comprehensive (loss) income, before tax	(2,232)	2,254	(1,381)	5,108
Income tax effect:
Foreign currency translation adjustments	946	(100)	1,144	(344)
Interest rate swaps (2)	(432)	(418)	(826)	(831)
Income tax effect	514	(518)	318	(1,175)
Other comprehensive (loss) income, net of tax	(1,718)	1,736	(1,063)	3,933
Comprehensive income before attribution to noncontrolling interests	24,012	35,326	36,094	72,806
Less: comprehensive (income), redeemable noncontrolling interests	(18)	(713)	(528)	(1,500)
Less: comprehensive (income), nonredeemable noncontrolling interests	(279)	(623)	(702)	(1,236)
Comprehensive income attributable to the Company	$23,715	$33,990	$34,864	$70,070
_______________

(1)
Amounts reclassified out of accumulated other comprehensive loss into net interest expense include $(735) and $(200) for the three and six months ended June 26, 2022, respectively, and $(1,730) and $(3,439) for the three and six months ended June 27, 2021, respectively.

(2)
The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $165 and $45 for the three and six months ended June 26, 2022, respectively, and $388 and $771 for the three and six months ended June 27, 2021, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended June 26, 2022
Balance at March 27, 2022	35,675	$491	$436,225	$(9,316)	$181,124	$(832,603)	$15,635	$(208,444)
Net income (1)	—	—	—	—	25,433	—	279	25,712
Other comprehensive (loss), net of tax	—	—	—	(1,718)	—	—	—	(1,718)
Cash dividends on common stock	—	—	48	—	(12,541)	—	—	(12,493)
Exercise of stock options	22	—	1,167	—	—	—	—	1,167
Acquisition of Company common stock	(452)	—	—	—	—	(42,762)	—	(42,762)
Stock-based compensation expense	—	—	4,925	—	—	—	—	4,925
Issuance of restricted stock	2	—	(81)	—	—	81	—	—
Tax payments for equity award issuances	(1)	—	(65)	—	—	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	(150)	(150)
Other	2	—	36	—	(82)	79	(3)	30
Balance at June 26, 2022	35,248	$491	$442,255	$(11,034)	$193,934	$(875,205)	$15,761	$(233,798)

For the six months ended June 26, 2022
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	35,927	—	702	36,629
Other comprehensive (loss), net of tax	—	—	—	(1,063)	—	—	—	(1,063)
Cash dividends on common stock	—	—	95	—	(25,196)	—	—	(25,101)
Exercise of stock options	39	—	1,908	—	—	—	—	1,908
Acquisition of Company common stock	(753)	—	—	—	—	(75,471)	—	(75,471)
Stock-based compensation expense	—	1	9,100	—	—	—	—	9,101
Issuance of restricted stock	229	—	(6,450)	—	—	6,450	—	—
Tax payments for equity award issuances	(70)	—	(7,527)	—	—	—	—	(7,527)
Distributions to noncontrolling interests	—	—	—	—	—	—	(150)	(150)
Other	6	—	3	—	46	288	(3)	334
Balance at June 26, 2022	35,248	$491	$442,255	$(11,034)	$193,934	$(875,205)	$15,761	$(233,798)
_______________
(1)    Net income to the Company for the three and six months ended June 26, 2022 excludes income of $18 and $528 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
At June 26, 2022, the accumulated other comprehensive loss of $11,034 was comprised of net unrealized foreign currency translation loss of $8,696 and net unrealized loss on the interest rate swap agreements of $2,338.
See accompanying notes.

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended June 27, 2021
Balance at March 28, 2021	32,681	$453	$251,285	$(11,971)	$242,119	$(737,268)	$15,282	$(240,100)
Net income (1)	—	—	—	—	32,254	—	623	32,877
Other comprehensive income, net of tax	—	—	—	1,736	—	—	—	1,736
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,783)	—	—	63,883
Cash dividends on common stock	—	—	31	—	(7,471)	—	—	(7,440)
Cash dividends on preferred stock	—	—	—	—	(709)	—	—	(709)
Exercise of stock options	107	1	5,801	—	—	—	—	5,802
Acquisition of Company common stock	(68)	—	—	—	—	(6,921)	—	(6,921)
Stock-based compensation expense	—	—	4,089	—	—	—	—	4,089
Issuance of restricted stock	5	—	(294)	—	—	294	—	—
Tax payments for equity award issuances	—	—	(52)	—	—	—	—	(52)
Distributions to noncontrolling interests	—	—	—	—	—	—	(615)	(615)
Other	1	—	117	—	(641)	76	—	(448)
Balance at June 27, 2021	36,215	$489	$435,608	$(10,235)	$154,769	$(743,819)	$15,290	$(147,898)

For the six months ended June 27, 2021
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	66,137	—	1,236	67,373
Other comprehensive income, net of tax	—	—	—	3,933	—	—	—	3,933
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,783)	—	—	63,883
Cash dividends on common stock	—	—	62	—	(14,906)	—	—	(14,844)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	148	1	8,099	—	—	—	—	8,100
Acquisition of Company common stock	(83)	—	—	—	—	(8,188)	—	(8,188)
Stock-based compensation expense	—	—	8,202	—	—	—	—	8,202
Issuance of restricted stock	109	—	(5,665)	—	—	5,665	—	—
Tax payments for equity award issuances	—	—	(3,887)	—	—	—	—	(3,887)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,185)	(1,185)
Other	7	—	63	—	(716)	428	—	(225)
Balance at June 27, 2021	36,215	$489	$435,608	$(10,235)	$154,769	$(743,819)	$15,290	$(147,898)
_______________
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

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021

Operating activities
Net income before attribution to noncontrolling interests	$37,157	$68,873
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for allowance for credit losses on accounts and notes receivable	15,558	(1,200)
Depreciation and amortization	24,674	25,353
Refranchising and impairment loss	11,160	—
Deferred income taxes	(2,993)	(1,397)
Stock-based compensation expense	9,100	8,202
Other	(2,071)	467
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,177)	13,299
Income tax receivable	5,369	189
Inventories	(3,815)	430
Prepaid expenses and other current assets	(3,901)	1,092
Other assets and liabilities	(5,379)	(11,380)
Accounts payable	12,742	(5,874)
Income and other taxes payable	(3,175)	18,500
Accrued expenses and other current liabilities	(37,456)	12,123
Deferred revenue	(2,208)	(647)
Net cash provided by operating activities	45,585	128,030
Investing activities
Purchases of property and equipment	(30,744)	(21,543)
Notes issued	(1,098)	(5,263)
Repayments of notes issued	6,743	7,922
Acquisitions, net of cash acquired	(1,250)	(699)
Proceeds from refranchising, net of cash transferred	13,588	—
Other	238	116
Net cash used in investing activities	(12,523)	(19,467)
Financing activities
Net proceeds of revolving credit facilities	55,000	85,000
Proceeds from exercise of stock options	1,908	8,100
Repurchase of Series B Convertible Preferred Stock	—	(188,647)
Acquisition of Company common stock	(75,471)	(8,188)
Dividends paid to common stockholders	(25,101)	(14,844)
Dividends paid to preferred stockholders	—	(6,394)
Tax payments for equity award issuances	(7,526)	(3,887)
Distributions to noncontrolling interests	(835)	(2,320)
Repayments of term loan	—	(10,000)
Other	1,348	(1,691)
Net cash used in financing activities	(50,677)	(142,871)
Effect of exchange rate changes on cash and cash equivalents	(871)	317
Change in cash and cash equivalents	(18,486)	(33,991)
Cash and cash equivalents at beginning of period	70,610	130,204
Cash and cash equivalents at end of period	$52,124	$96,213
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 26, 2022
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 26, 2021.
2. Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include allowance for credit losses on accounts and notes receivable, contract assets and contract liabilities, including the online customer loyalty program obligation and gift card breakage, right-of-use assets and lease liabilities, insurance reserves, and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.
Variable Interest Entity
Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 80 percent are franchised (85 percent following the divestiture of the Company’s interest in one joint venture in the second quarter that included 90 restaurants as discussed in Note 10) and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations.”
Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that include 98 and 188 restaurants at June 26, 2022 and June 27, 2021, respectively. As further described in Note 10, we divested our 51 percent interest in one joint venture that owned 90-restaurants in the second quarter of 2022. The assets and liabilities associated with this joint venture arrangement were classified as held for sale at the end of the first quarter of 2022.
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

Net income attributable to these joint ventures for the three and six months ended June 26, 2022 and June 27, 2021 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

Papa John’s International, Inc.	$706	$2,296	$2,327	$4,645
Noncontrolling interests	297	1,336	1,230	2,736
Total net income	$1,003	$3,632	$3,557	$7,381
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
Fair Value Measurements and Disclosures
The Company determines the fair value of financial assets and liabilities based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. Certain assets and liabilities are measured at fair value on a recurring basis and are required to be classified and disclosed in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

Fair value is a market-based measurement, not an entity-specific measurement. Considerable judgment is required to interpret market data to estimate fair value; accordingly, the fair values presented do not necessarily indicate what the Company or its debtholders could realize in a current market exchange.
Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 26, 2022 and December 26, 2021 are as follows:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
June 26, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$29,514	$29,514	$—	$—
Interest rate swaps (b)	$672	$—	$672	$—

December 26, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$41,904	$41,904	$—	$—

Financial liabilities:
Interest rate swaps (b)	$5,536	$—	$5,536	$—
_______________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under its credit agreement approximate carrying value due to its variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and has the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of June 26, 2022 and December 26, 2021, respectively:

	June 26, 2022		December 26, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$332,000	$400,000	$396,000
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(in thousands)	Accounts Receivable	Notes Receivable
Balance at December 26, 2021	$2,364	$1,500
Current period provision for expected credit losses (1)	3,019	12,534
Write-offs charged against the allowance	(275)	—
Recoveries collected	—	(14)
Balance at June 26, 2022	$5,108	$14,020

(1)
The Company recorded $14.6 million of one-time, non-cash reserves in the first quarter of 2022 for certain accounts receivable and notes receivable primarily associated with a master franchisee with operations principally in Russia.

3. Leases
Lessor Operating Leases
We sublease certain retail space to our franchisees in the United Kingdom which are primarily operating leases. At June 26, 2022, we leased and subleased approximately 436 Papa John’s restaurant properties to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms. We recognized total sublease income of $3.0 million and $6.0 million for the three and six months ended June 26, 2022, respectively, and $3.3 million and $6.1 million for the three and six months ended June 27, 2021, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 62 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of June 26, 2022, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $10.2 million. This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur. The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(in thousands)	June 26, 2022	June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$510	$574
Financing cash flows from finance leases	2,508	2,188
Operating cash flows from operating leases (a)	18,363	19,139
Right-of-use assets obtained in exchange for new finance lease liabilities	569	8,393
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	31,369	35,115
Cash received from sublease income	5,623	5,890

(a)Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b)Includes right-of-use assets of approximately $14.3 million for the six months ended June 27, 2021 associated with the lease commencement of our Atlanta, Georgia corporate office.

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

Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 26, 2022	December 26, 2021

Assets
Current assets:
Cash and cash equivalents	$16,886	$24,481
Accounts receivable, net	13,523	14,150
Income tax receivable	44	300
Prepaid expenses and other current assets	2,012	1,718
Total current assets	32,465	40,649
Deferred income taxes	592	614
Total assets	$33,057	$41,263

Liabilities
Current liabilities:
Accounts payable	$278	$140
Income and other taxes payable	2	2
Accrued expenses and other current liabilities	32,805	40,154
Current deferred revenue	3,479	4,317
Total current liabilities	36,564	44,613
Deferred revenue	1,978	2,478
Total liabilities	$38,542	$47,091

5.  Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and six months ended June 26, 2022, the Company recognized $8.3 million and $17.6 million in revenue, respectively, related to deferred revenue, compared to $9.0 million and $18.2 million for the three and six months ended June 27, 2021.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	June 26, 2022	December. 26, 2021	Change
Franchise fees and unredeemed gift card liabilities	$30,306	$20,410	$9,896
Customer loyalty program obligations	13,252	15,136	(1,884)
Total contract liabilities	$43,558	$35,546	$8,012
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of June 26, 2022 and December 26, 2021, the contract assets were approximately $7.4 million and $5.8 million, respectively. For the three and six months ended June 26, 2022, revenue was reduced approximately $1.1 million and $1.9 million for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,198	$2,989	$2,811	$2,604	$2,324	$7,888	$21,814
Approximately $3.0 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.4 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, "Revenue Recognition" and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6.  Common Stock
Shares Authorized and Outstanding
The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at June 26, 2022 and December 26, 2021) and 100.0 million shares of common stock as of June 26, 2022 and December 26, 2021. There were 35.2 million shares of common stock outstanding, net of repurchased shares of common stock at June 26, 2022, compared to 35.8 million shares at December 26, 2021.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021. The following table summarizes our repurchase activity under our share repurchase programs for the three and six months ended June 26, 2022 and June 27, 2021:

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
June 26, 2022	452	$94.56	$42,762	$349,329
June 27, 2021	68	$101.21	$6,921	$64,110

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Six Months Ended
June 26, 2022	753	$100.23	$75,471	$349,329
June 27, 2021	83	$98.23	$8,188	$64,110
Subsequent to June 26, 2022, we acquired an additional 229,000 shares at an aggregate cost of $19.5 million and an average price of $85.15 per share. Approximately $329.8 million remained available under the Company’s share repurchase program as of July 29, 2022.
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
Dividends
The Company recorded dividends of approximately $25.1 million ($0.70 per share) for the six months ended June 26, 2022. On August 2, 2022, our Board of Directors declared a second quarter dividend of $0.42 per common share (approximately $14.9 million in the aggregate), which will be paid on August 26, 2022 to stockholders of record as of the close of business on August 15, 2022. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
7.  Earnings Per Share
We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The shares of the Company’s former Series B Convertible Preferred Stock ("Series B Preferred Stock"), all of which were repurchased by the Company or converted into shares of common stock during 2021, and time-based restricted stock awards are participating securities because holders of such shares have non-forfeitable dividend rights and participate in undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net income attributable to common shareholders. Additionally, any accretion to the redemption value for the Series B Preferred Stock was treated as a deemed dividend in the two-class earnings per share calculation.

The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Basic earnings (loss) per common share (in thousands, except per share data)
Net income attributable to the Company	$25,433	$32,254	$35,927	$66,137
Dividends on redemption of Series B Convertible Preferred Stock	—	(109,852)	—	(109,852)
Dividends paid to participating securities	(82)	(2,300)	(141)	(5,827)
Net income attributable to participating securities	(111)	—	(93)	—
Net income (loss) attributable to common shareholders	$25,240	$(79,898)	$35,693	$(49,542)

Basic weighted average common shares outstanding	35,624	34,729	35,775	33,739
Basic earnings (loss) per common share	$0.71	$(2.30)	$1.00	$(1.47)

Diluted earnings (loss) per common share (in thousands, except per share data)
Net income (loss) attributable to common shareholders	$25,240	$(79,898)	$35,693	$(49,542)

Weighted average common shares outstanding	35,624	34,729	35,775	33,739
Dilutive effect of outstanding equity awards (a)	200	—	257	—
Diluted weighted average common shares outstanding	35,824	34,729	36,032	33,739
Diluted earnings (loss) per common share	$0.70	$(2.30)	$0.99	$(1.47)
_______________

(a)
Excludes 63 and 42 equity awards for the three and six months ended June 26, 2022, respectively, as the effect of including such awards would have been anti-dilutive (none for the three and six months ended June 27, 2021).

8.  Debt
Long-term debt, net, consists of the following (in thousands):

	June 26, 2022	December 26, 2021
Senior notes	$400,000	$400,000
Revolving facilities	145,000	90,000
Outstanding debt	$545,000	$490,000
Unamortized debt issuance costs	(8,554)	(9,270)
Total long-term debt, net	$536,446	$480,730
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
Amended Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 (the “Amended Credit Agreement”) provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $455.0 million as of June 26, 2022.
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
Loans under the PJI Revolving Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.25% to 2.00% or a base rate (generally determined according to the greater of a prime rate, federal funds rate plus 0.50%, or a LIBOR rate plus 1.00%) plus a margin ranging from 0.25% to 1.00%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the then most recently ended four quarter period (the “Leverage Ratio”). An unused commitment fee ranging from 18 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the underutilized commitments under the PJI Revolving Facility. Loans outstanding under the PJI Revolving Facility may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect. The Amended Credit Agreement also contain provisions specifying alternative interest rate calculations to be used at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the occurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00. We were in compliance with these financial covenants at June 26, 2022.
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
PJMF Revolving Facility
PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2022. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.75%. There was no debt outstanding under the PJMF Revolving Facility as of June 26, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.
Derivative Financial Instruments
As of June 26, 2022, we have the following interest rate swap agreements with a total notional value of $350.0 million:

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
The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value June 26, 2022	Fair Value December 26, 2021
Other current and long-term assets	$672	$—
Other current and long-term liabilities	$—	$5,536
The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
June 26, 2022	$1,445	Interest expense	$(735)	$(6,081)
June 27, 2021	$1,399	Interest expense	$(1,730)	$(3,649)

Interest rate swaps for the six months ended:
June 26, 2022	$2,763	Interest Expense	$(200)	$(10,344)
June 27, 2021	$2,781	Interest Expense	$(3,439)	$(7,296)
Interest paid, including payments made or received under the swaps, was $2.4 million and $3.6 million for the three months ended June 26, 2022 and June 27, 2021, respectively, and $12.6 million and $7.1 million for the six months ended June 26, 2022 and June 27, 2021, respectively.

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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement (the “Legal Settlement”) in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and Administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. The Company continues to deny any liability or wrongdoing in this matter and intends to vigorously defend this action. The Company has not recorded any liability related to this lawsuit as of June 26, 2022 as it does not believe a loss is probable or reasonably estimable.
10.  Divestitures
Refranchising Loss
On March 28, 2022, we refranchised our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas for $14.0 million, net of transaction costs.

In connection with the divestiture, we recorded a one-time, non-cash charge of $8.4 million as a Refranchising Loss in the Condensed Consolidated Statement of Operations, which reflects net sale proceeds of $14.0 million, the noncontrolling interest of $4.2 million, and the recognition of an unearned royalty stream of $12.2 million to be recognized as revenue over the 10-year term of the franchise agreement executed concurrent with the disposition in accordance with ASC 810, “Consolidation.” The $8.4 million of the one-time, non-cash refranchising loss was recorded in the first quarter of 2022 and realized upon consummation of the sale in the second quarter.
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

Our segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenues:
Domestic Company-owned restaurants	$171,411	$196,124	$370,176	$393,358
North America franchising	34,917	32,475	69,185	65,190
North America commissaries	219,383	186,641	429,062	371,519
International	39,282	46,277	81,989	88,881
All others	57,672	53,491	114,945	107,806
Total revenues	$522,665	$515,008	$1,065,357	$1,026,754

Intersegment revenues:
North America franchising	$1,048	$1,041	$2,101	$2,101
North America commissaries	52,754	53,428	111,261	105,498
All others	15,889	18,943	35,268	38,091
Total intersegment revenues	$69,691	$73,412	$148,630	$145,690

Operating income:
Domestic Company-owned restaurants (1)	$5,924	$15,361	$7,912	$30,685
North America franchising	32,624	30,518	64,761	60,961
North America commissaries	10,957	9,778	20,292	19,491
International (2)	7,306	8,683	11,761	17,047
All others	2,187	4,894	5,906	11,012
Unallocated corporate expenses (3)	(19,344)	(24,617)	(56,454)	(47,779)
Elimination of intersegment (profits) losses	(750)	20	(839)	82
Total operating income	$38,904	$44,637	$53,339	$91,499

Property and equipment, net:
Domestic Company-owned restaurants	$225,755
North America commissaries	151,648
International	15,157
All others	118,496
Unallocated corporate assets	240,431
Accumulated depreciation and amortization	(526,105)
Total property and equipment, net	$225,382

(1)
Includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss for the six months ended June 26, 2022. See Note 10 for additional information.

(2)
Includes $3.5 million of one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights for the six months ended June 26, 2022. See Notes 2 and 10 for additional information.

(3)
Unallocated corporate expenses include $13.9 million of one-time, non-cash reserves of certain notes receivable, $5.0 million for the Legal Settlement, and $1.5 million of advisory fees and severance costs associated with the transition of certain executives for the six months ended June 26, 2022. Unallocated corporate expense includes $3.3 million and $7.2 million of reorganization costs for the three and six months ended June 27, 2021. See Notes 2 and 9 for additional information.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended June 26, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$171,411	$—	$—	$—	$—	$171,411
Franchise royalties and fees	—	35,965	—	12,043	—	48,008
Commissary sales	—	—	272,137	19,915	—	292,052
Other revenues	—	—	—	7,324	73,561	80,885
Eliminations	—	(1,048)	(52,754)	—	(15,889)	(69,691)
Total segment revenues	$171,411	$34,917	$219,383	$39,282	$57,672	$522,665
International other revenues (1)	—	—	—	(7,324)	7,324	—
Total revenues	$171,411	$34,917	$219,383	$31,958	$64,996	$522,665

	Reportable Segments
	Three Months Ended June 27, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$196,124	$—	$—	$—	$—	$196,124
Franchise royalties and fees	—	33,516	—	13,156	—	46,672
Commissary sales	—	—	240,069	24,458	—	264,527
Other revenues	—	—	—	8,663	72,434	81,097
Eliminations	—	(1,041)	(53,428)	—	(18,943)	(73,412)
Total segment revenues	$196,124	$32,475	$186,641	$46,277	$53,491	$515,008
International other revenues (1)	—	—	—	(8,663)	8,663	—
Total revenues	$196,124	$32,475	$186,641	$37,614	$62,154	$515,008

	Reportable Segments
	Six Months Ended June 26, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$370,176	$—	$—	$—	$—	$370,176
Franchise royalties and fees	—	71,286	—	25,478	—	96,764
Commissary sales	—	—	540,323	41,097	—	581,420
Other revenues	—	—	—	15,414	150,213	165,627
Eliminations	—	(2,101)	(111,261)	—	(35,268)	(148,630)
Total segment revenues	$370,176	$69,185	$429,062	$81,989	$114,945	$1,065,357
International other revenues (1)	—	—	—	(15,414)	15,414	—
Total revenues	$370,176	$69,185	$429,062	$66,575	$130,359	$1,065,357

	Reportable Segments
	Six Months Ended June 27, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$393,358	$—	$—	$—	$—	$393,358
Franchise royalties and fees	—	67,291	—	25,364	—	92,655
Commissary sales	—	—	477,017	46,857	—	523,874
Other revenues	—	—	—	16,660	145,897	162,557
Eliminations	—	(2,101)	(105,498)	—	(38,091)	(145,690)
Total segment revenues	$393,358	$65,190	$371,519	$88,881	$107,806	$1,026,754
International other revenues (1)	—	—	—	(16,660)	16,660	—
Total revenues	$393,358	$65,190	$371,519	$72,221	$124,466	$1,026,754

(1)
Other revenues as reported in the Condensed Consolidated Statements of Operations include $7.3 million and $15.4 million of revenue for the three and six months ended June 26, 2022, respectively, and $8.7 million and $16.7 million for the three and six months ended June 27, 2021, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

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
In addition, the Company agreed to grant 55,898 restricted stock units (the “RSUs”) to Mr. O’Neal (as agent of ABG) under the Company’s 2018 Omnibus Incentive Plan. The RSUs will vest into an equivalent number of shares of the Company’s common stock according to the following vesting schedule:
•33% (18,632) of the RSUs will vest on April 12, 2023;
•33% (18,632) of the RSUs will vest on March 15, 2024; and
•33% (18,634) of the RSUs will vest on March 15, 2025.
The initial term of the Endorsement Agreement ends on March 15, 2025, with an option for a one-year extension upon the parties’ mutual agreement. The Endorsement Agreement also includes customary exclusivity, termination, and indemnification clauses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of June 26, 2022, there were 5,571 Papa John’s restaurants in operation, consisting of 519 Company-owned and 5,052 franchised restaurants operating in 49 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our domestic Quality Control Centers (“QC Centers”), operation of our international QC Center in the United Kingdom, contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services.
Recent Developments and Trends
Innovation. The Company launched Epic Pepperoni Stuffed Crust Pizza and Spicy Pepperoni Rolls in the second quarter of 2022. Epic Pepperoni Stuffed Crust Pizza features original, fresh, never-frozen, dough hand-stuffed with our signature pepperoni and melted cheese, then baked into a seasoned crust, which is finished with Papa John's signature pizza sauce, more cheese, and topped off with more pepperoni. Spicy Pepperoni Rolls feature signature pizza sauce and pepperoni rolled up with jalapenos and creamy melty cheese on our fresh dough. These offers are in addition to our first quarter launch of NY Style pizza which features eight oversized slices on a thin, foldable crust. These 2022 launches have proven to be popular with customers and highly incremental to revenues. Our digital innovation through Papa Rewards, our loyalty program, allows us to directly engage our customers with targeted personalized offers with the goal of driving higher frequency, higher ticket and higher customer satisfaction. Continued investment in one-to-one marketing capabilities is important to our business plan for 2022 and beyond. In the second quarter, we promoted exclusive members-only access to Epic Pepperoni Stuffed Crust before its launch, successfully adding nearly 150,000 new members during the one-week early access period.
Growth Strategy. The Company’s goal continues to be to take market share in the pizza category while leveraging our differentiated strategy and premium position to protect margins in the face of accelerating commodity and labor inflation. We currently expect our 2022 global development outlook to be between 280 and 320 net new restaurants. Our view of our long-term unit opportunity, both domestically and internationally, continues to expand as we sign historic deals to develop within key areas and we expect to open between 1,400 and 1,800 net new Papa John’s restaurants worldwide by the end of 2025, relative to the start of 2022.
Restaurant Staffing and Related Market Impact. Throughout the first six months of 2022, our restaurants continued to navigate a challenging staffing environment. This has impacted customer service and, in limited cases, our ability to deliver or take orders. Our integrations with the aggregator marketplaces and our nationwide integrations with Delivery-as-a-Service providers have been key tools allowing us to continue to serve our customers during peak times. Though these Delivery-as-a-Service transactions are slightly lower margin versus using our own drivers, they are incremental, profitable orders that otherwise may have gone unfulfilled. Papa Call, our centralized order taking and customer service center is another example of our long-term investment to make our team members productive and help them focus on making and delivering great pizza. We will continue to invest capital in technology innovations that can make our teams more productive. Further, we remain focused on continuing to hire great employees and reducing turnover by providing competitive compensation, a great working environment, benefits and compelling career paths. Our goal is to be the employer of choice in our industry, and we've taken many actions to create a strong culture and support our people. In the second quarter of 2022, we released our 2021 Corporate Responsibility Report, outlining our progress against our priorities to create a positive impact on people, pizza and the planet that sets us up for long-term success. Papa John's is the first major publicly traded pizza chain to announce that our executive compensation plan now includes Environmental Social and Governance metrics.

Suspension of Franchisee Support in Russia. During the first quarter of 2022, the Company recognized $17.4 million ($0.48 loss per diluted share) on a pre-tax basis in one-time, non-cash charges related to reserves for certain loans and impairments of reacquired franchised rights due to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million. All assets related to the franchised operations in Russia have been fully reserved or impaired thus, no additional Russia-related charges for reserves, write-offs, or impairments are recorded on the Condensed Consolidated Balance Sheet.

Refranchising loss. On March 28, 2022, the Company sold its 51 percent controlling interest in a joint venture between Papa Johns and Blue and Silver Ventures, Ltd. ("Blue and Silver Ventures"). Sun Holdings, a leading multi-brand franchisee operator and one of Papa John’s largest domestic franchise partners, has assumed control of the 90 Papa John’s restaurants in Texas that operated under the joint venture. The Company recorded a one-time, non-cash $8.4 million impairment loss related to the divestiture in the first quarter of 2022 and realized upon consummation of the sale in the second quarter.

Inflation. The differentiated brand positioning of Papa John's has been critical to our success over the past 2.5 years as we have been nimble and adapted our strategy to a constantly changing environment. It's no less important today as we adjust to a new more inflationary and uncertain environment with rising costs and consumers increasingly seeking out value. As consumer sentiment continues to soften, pizza offers tremendous value relative to other quick service restaurants. Using Papa Rewards, we are also able to target more price-sensitive customers with high-value promotions. At the same time, we will continue our successful strategy of letting our customers, especially those who are less price sensitive, to self-select into our premium-priced innovation. However, with unprecedented inflation, we have begun to take some pricing. This has helped partially offset higher food, labor, and fuel costs in our supply chain and restaurants. Our ticket growth has predominantly come through new premium products and add-ons over the past few years. This has afforded us more room to strategically raise prices in this inflationary environment. Papa John's has unique pricing flexibility given our value proposition is focused on delivering premium value, not hitting specific low price points.
Global Restaurant Sales Information
“Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. Comparable sales exclude sales of restaurants that were not open during both the current and prior year fiscal periods and franchisees for which we suspended corporate support during the quarter ended March 27, 2022. “Global system-wide restaurant sales” represents total restaurant sales for all Company-owned and franchised stores open during the comparable periods, and “Global system-wide restaurant sales growth” represents the change in total system restaurant sales year-over-year. For the three and six months ended June 26, 2022, global system-wide restaurant sales growth excludes franchisees for which we suspended corporate support during the quarter ended March 27, 2022.
Also, for the three and six months ended June 26, 2022, both Comparable sales growth and System-wide restaurant sales growth for Domestic Company-owned restaurants and North America franchised restaurants have been adjusted to reflect the impact of refranchising 90-restaurants during the second quarter of 2022.
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

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Comparable sales growth (decline):
Domestic Company-owned restaurants	(1.5)%	5.6%	(1.3)%	13.8%
North America franchised restaurants	1.4%	5.2%	2.1%	15.1%
North America restaurants	0.9%	5.2%	1.4%	14.8%
International restaurants	(8.0)%	21.2%	(3.6)%	22.2%
Total comparable sales growth	(1.4)%	9.0%	0.1%	16.6%
System-wide restaurant sales growth (decline):
(excluding the impact of foreign currency)
Domestic Company-owned restaurants	1.2%	5.2%	8.9%	13.1%
North America franchised restaurants	2.7%	6.4%	1.4%	15.8%
North America restaurants	2.4%	6.2%	2.8%	15.2%
International restaurants	3.4%	35.7%	8.3%	32.2%
Total global system-wide restaurant sales growth	2.6%	12.2%	4.2%	19.0%

Restaurant Progression	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
North America Company-owned:
Beginning of period	608	589	600	588
Opened	1	—	8	—
Acquired	—	—	1	1
Refranchised	(90)	—	(90)	—
End of period	519	589	519	589
North America franchised:
Beginning of period	2,746	2,709	2,739	2,701
Opened	17	24	32	36
Closed	(16)	(13)	(23)	(16)
Refranchised	90	—	90	—
Sold	—	—	(1)	(1)
End of period	2,837	2,720	2,837	2,720
International franchised:
Beginning of period	2,170	2,170	2,311	2,111
Opened	72	71	127	139
Closed	(27)	(27)	(35)	(36)
Suspended (a)	—	—	(188)	—
End of period	2,215	2,214	2,215	2,214
Total restaurants – end of period	5,571	5,523	5,571	5,523

Trailing four quarters net store growth (b)	236	176
(a)Represents all franchised restaurants located in Russia, for which the Company has suspended corporate support.
(b)Excludes suspended restaurants.

Results of Operations
The following table sets forth the various components of our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Three Months Ended
	June 26, 2022		June 27, 2021
($ in thousands)		% of Related Revenues		% of Related Revenues	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$171,411		$196,124		(12.6)%
North America franchise royalties and fees	34,917		32,475		7.5%
North America commissary revenues	219,383		186,641		17.5%
International revenues	31,958		37,614		(15.0)%
Other revenues	64,996		62,154		4.6%
Total revenues	522,665		515,008		1.5%
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	142,026	82.9%	154,293	78.7%	4.2%
North America commissary expenses	204,470	93.2%	172,227	92.3%	0.9%
International expenses	19,236	60.2%	21,430	57.0%	3.2%
Other expenses	60,648	93.3%	56,246	90.5%	2.8%
General and administrative expenses	44,646	8.5%	53,698	10.4%	(1.9)%
Depreciation and amortization	12,735	2.4%	12,477	2.4%	—%
Total costs and expenses	483,761	92.6%	470,371	91.3%	1.2%
Operating income	38,904	7.4%	44,637	8.7%	(1.2)%
Net interest expense	(6,081)	(1.2)%	(3,649)	(0.7)%	(0.5)%
Income before income taxes	$32,823	6.3%	$40,988	8.0%	(1.7)%

	Six Months Ended
	June 26, 2022		June 27, 2021
($ in thousands)		% of Related Revenues		% of Related Revenues	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$370,176		$393,358		(5.9)%
North America franchise royalties and fees	69,185		65,190		6.1%
North America commissary revenues	429,062		371,519		15.5%
International revenues	66,575		72,221		(7.8)%
Other revenues	130,359		124,466		4.7%
Total revenues	1,065,357		1,026,754		3.8%
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	303,687	82.0%	310,181	78.9%	3.2%
North America commissary expenses	401,560	93.6%	342,911	92.3%	1.3%
International expenses	39,150	58.8%	41,048	56.8%	2.0%
Other expenses	121,203	93.0%	112,053	90.0%	2.9%
General and administrative expenses	110,584	10.4%	103,709	10.1%	0.3%
Depreciation and amortization	24,674	2.3%	25,353	2.5%	(0.2)%
Total costs and expenses	1,000,858	93.9%	935,255	91.1%	2.9%
Refranchising and impairment loss	(11,160)	(1.0)%	—	—%	(1.0)%
Operating income	53,339	5.0%	91,499	8.9%	(3.9)%
Net interest expense	(10,344)	(1.0)%	(7,296)	(0.7)%	(0.3)%
Income before income taxes	$42,995	4.0%	$84,203	8.2%	(4.2)%
Revenues
Consolidated revenues increased $7.7 million, or 1.5% to $522.7 million, and $38.6 million, or 3.8% to $1.1 billion for the three and six months ended June 26, 2022, respectively, compared to prior year comparable periods. Excluding the impact of the Company refranchising its 51% ownership in a 90-restaurant consolidated joint venture, consolidated revenues increased $25.6 million, or 5.2%, and $56.9 million, or 5.7%, for the three and six months ended June 26, 2022, respectively.
Domestic Company-owned restaurant sales decreased $24.7 million, or 12.6%, and $23.2 million, or 5.9% for the three and six months ended June 26, 2022, respectively, compared to the prior year comparable periods. Excluding the impact of refranchising, Domestic Company-owned restaurant sales increased $2.0 million, or 1.2%, and $3.0 million, or 0.9%, for the three and six months ended June 26, 2022, respectively, primarily due to innovations and strategic pricing actions to help offset food and labor inflation.
North America franchise royalties and fees increased $2.4 million, or 7.5%, and $4.0 million, or 6.1% for the three and six months ended June 26, 2022, respectively, compared to prior year comparable periods. Excluding the impact of refranchising, North America franchise royalties and fees increased $1.1 million, or 3.3%, and $2.7 million, or 4.0% for the three and six months ended June 26, 2022, respectively, primarily due to positive comparable sales increases of 1.4% and 2.1% for the three and six months ended June 26, 2022, and higher equivalent units of 4.9% and 3.4% for the same periods, respectively.
“Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.

North America franchise restaurant sales, excluding the impact of refranchising, increased 2.7% to $753.8 million and 1.4% to $1.5 billion for the three and six months ended June 26, 2022, respectively, compared to the prior year comparable periods. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues increased $32.7 million, or 17.5% and $57.5 million, or 15.5% for the three and six months ended June 26, 2022, respectively, compared to the prior year comparable periods primarily due to higher pricing as a result of increased underlying costs associated with commodity price increases, partially offset by lower volumes.
International revenues decreased $5.7 million, or 15.0% and $5.6 million, or 7.8% for the three and six months ended June 26, 2022, respectively, compared to prior year comparable periods, primarily due to lower United Kingdom ("PJUK") commissary revenues and royalties. Additionally, international comparable sales revenues decreased 8.0% and 3.6% for the three and six months ended June 26, 2022. The overall declines in our international revenue performance were largely attributable to a contracting PJUK market where consumer sentiment is reaching historical lows.
International franchise restaurant sales increased to $281.3 million and $585.9 million for the three and six months ended June 26, 2022, respectively. Excluding the impact of foreign currency, international franchise restaurant sales increased 3.4% and 8.3% for the three and six months ended June 26, 2022, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues increased $2.8 million, or 4.6%, and $5.9 million, or 4.7%, for the three and six months ended June 26, 2022, respectively, compared to the prior year comparable periods primarily due to higher revenues from our technology services attributable to increased North America systemwide comparable sales and equivalent units.
Costs and Expenses
Total costs and expenses were approximately $483.8 million, or 92.6% of total revenues for the three months ended June 26, 2022, as compared to $470.4 million or 91.3% of related revenues for the prior year comparable period. For the six months ended June 26, 2022, total costs and expenses were approximately $1.0 billion or 93.9% of total revenues, as compared to $935.3 million, or 91.1% of total revenues for the prior year comparable period. The increases in total costs and expenses, as a percentage of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $142.0 million, or 82.9% of related revenues for the three months ended June 26, 2022, as compared to $154.3 million, or 78.7% of related revenues for the prior year comparable period. For the six months ended June 26, 2022, Domestic Company-owned restaurant expenses were $303.7 million or 82.0% of related revenues, compared to expenses of $310.2 million or 78.9% of related revenues for the prior year comparable period. The expenses, as a percentage of revenues, increased 4.2% and 3.2%, respectively, due to higher food cost attributable to rising commodity prices, which accelerated in the second quarter, and increased labor expense as staffing levels recover at a higher cost. Our strategic pricing actions implemented in the first six months of 2022 helped reduce the impact of the underlying cost pressures.
North America commissary expenses were $204.5 million, or 93.2% of related revenues for the three months ended June 26, 2022, as compared to $172.2 million, or 92.3% of related revenues for the prior year comparable period. For the six months ended June 26, 2022, North America commissary expenses were $401.6 million, or 93.6% of related revenues, compared to $342.9 million, or 92.3% of related revenues for the prior year comparable period. The expenses, as a percentage of related revenues, increased 0.9% and 1.3%, respectively, primarily due to rising commodity prices, principally in cheese, proteins and wheat, and higher delivery cost.
International expenses were $19.2 million, or 60.2% of related revenues for the three months ended June 26, 2022, as compared to $21.4 million, or 57.0% of related revenues for the prior year comparable period. For the six months ended June 26, 2022, International expenses were $39.2 million, or 58.8% of related revenues, compared to $41.0 million, or 56.8% of related revenues for the prior year comparable period. The expenses as a percentage of related revenues, increased 3.2% and 2.0%, respectively, primarily due to higher commodity costs in the PJUK commissary.
Other expenses were $60.6 million, or 93.3% of related revenues for the three months ended June 26, 2022, as compared to $56.2 million, or 90.5% of related revenues for the prior year comparable period. For the six months ended June 26, 2022, Other expenses were $121.2 million, or 93.0% of related revenues, compared to $112.1 million, or 90.0% of related revenues for the prior year comparable period. The expenses as a percentage of related revenues, increased 2.8% and 2.9%

respectively, primarily due to timing of expenditures on technology platform initiatives to further enhance our digital capabilities and the customer experience.
General and administrative expenses (“G&A”) were $44.6 million, or 8.5% of revenues three months ended June 26, 2022, compared to $53.7 million, or 10.4% of revenues for the prior year comparable period. For the six months ended June 26, 2022, G&A was $110.6 million, or 10.4% of revenues, compared to $103.7 million, or 10.1% of revenues for the prior year comparable periods.
For the three and six months ended June 26, 2022, G&A consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Administrative expenses (a)	$42,889	$51,052	$88,979	$97,135
Special items (b) (c)	1,507	3,328	21,143	7,211
Other general expenses	250	(682)	461	(637)
General and administrative expenses	$44,646	$53,698	$110,583	$103,709

(a)For both the three and six months ended June 26, 2022, Administrative expenses decreased $8.2 million compared to the prior year comparable periods primarily due to lower incentive compensation costs, partially offset by higher labor, travel, and occupancy cost associated with the re-opening of corporate headquarters in the first quarter of 2022.
(b)For the three months ended June 26, 2022, Special items include a $1.5 million charge related to advisory fees and severance costs associated with the transition of certain executives.
For the six months ended June 26, 2022, Special items include a one-time, non-cash provisions of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions, a charge of $5.0 million associated with a legal settlement. See “Note 2” of “Notes to Condensed Consolidated Financial Statements” for further information regarding one-time, non-cash provision recorded in the first quarter of 2022 and see “Note 9” of “Notes to Condensed Consolidated Financial Statements” for further discussion regarding the legal settlement.
(c)For the three and six months ended June 27, 2021, Special items of $3.3 million and $7.2 million, respectively, include strategic reorganization costs associated with our new office in Atlanta which concluded at the end of 2021.
Depreciation and amortization expense was $12.7 million, or 2.4% of revenues three months ended June 26, 2022, compared to $12.5 million, or 2.4% of revenues for the prior year comparable period. For the six months ended June 26, 2022, Depreciation and amortization expense was $24.7 million, or 2.3% of revenues, compared to$25.4 million, or 2.5% of revenues, for the prior year comparable periods.
Operating Income by Segment
Operating income decreased $5.7 million to $38.9 million and decreased $38.2 million to $53.3 million for the three and six months ended June 26, 2022, respectively, compared to the prior year comparable periods.
The following table summarizes Operating income on a reporting segment basis. Along with reported Operating Income, “Adjusted” Operating income, which excludes Special items, has been presented. The reconciliation of GAAP to non-GAAP financial results, as well as the Special items, are included in “Items Impacting Comparability; Non-GAAP Measures.” We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended
(In thousands)	Reported June 26, 2022	Special items in 2022 (a)	Adjusted June 26, 2022	Reported June 27, 2021	Special items in 2021 (b)	Adjusted June 27, 2021	Adjusted Increase (Decrease)

Domestic Company-owned restaurants	$5,924	$—	$5,924	$15,361	$—	$15,361	$(9,437)
North America franchising	32,624	—	32,624	30,518	—	30,518	2,106
North America commissaries	10,957	—	10,957	9,778	—	9,778	1,179
International	7,306	—	7,306	8,683	—	8,683	(1,377)
All others	2,187	—	2,187	4,894	—	4,894	(2,707)
Unallocated corporate expenses	(19,344)	1,507	(17,837)	(24,617)	3,328	(21,289)	3,452
Elimination of intersegment losses (profits)	(750)	—	(750)	20	—	20	(770)
Total	$38,904	$1,507	$40,411	$44,637	$3,328	$47,965	$(7,554)
(a) For the three months ended June 26, 2022, Special items impacting Operating income include a charge of $1.5 million charge related to advisory fees and severance costs associated with the transition of certain executives.
(b) For the three months ended June 27, 2021, Special items impacted Operating income include a charge of $3.3 million related to strategic reorganization costs associated with our new office in Atlanta.

	Six Months Ended
(In thousands)	Reported June 26, 2022	Special items in 2022 (a)	Adjusted June 26, 2022	Reported June 27, 2021	Special items in 2021 (b)	Adjusted June 27, 2021	Adjusted Increase (Decrease)

Domestic Company-owned restaurants	$7,912	$8,412	$16,324	$30,685	$—	$30,685	$(14,361)
North America franchising	64,761	—	64,761	60,961	—	60,961	3,800
North America commissaries	20,292	—	20,292	19,491	—	19,491	801
International	11,761	3,515	15,276	17,047	—	17,047	(1,771)
All others	5,906	—	5,906	11,012	—	11,012	(5,106)
Unallocated corporate expenses	(56,454)	20,376	(36,078)	(47,779)	7,211	(40,568)	4,490
Elimination of intersegment losses (profits)	(839)	—	(839)	82	—	82	(921)
Total	$53,339	$32,303	$85,642	$91,499	$7,211	$98,710	$(13,068)

(a) For the six months ended June 26, 2022, Special items impacting Operating income include a one-time, non-cash provisions of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions, a charge of $5.0 million associated with a legal settlement an $8.4 million refranchising loss associated with the sale of our ownership interest in a joint venture including 90-restaurants, $2.8 million for the impairment of certain reacquired franchise rights and a charge of $1.5 million charge related to advisory fees and severance costs associated with the transition of certain executives.
(b) For the six months ended June 27, 2021, Special items impacting Operating income include a charge of $7.2 million related to strategic reorganization costs associated with our new office in Atlanta which concluded at the end of 2021.
Excluding the impact of special items, Operating income decreased $7.6 million, or 15.7% and $13.1 million, or 13.2% for the three and six month ended June 26, 2022, respectively. These decreases were primarily due to the following:
•Domestic Company-owned restaurants decreased $9.4 million and $14.4 million for the three and six months ended June 26, 2022, respectively. Excluding the impact of the Company refranchising its 51% ownership in a 90-restaurant consolidated joint venture in the second quarter, Domestic Company-owned restaurants decreased $6.8 million and $11.7 million primarily due to higher commodity and labor cost, partially offset by higher revenues related to strategic pricing actions from higher equivalent units.
•North America franchising increased $2.1 million and $3.8 million for the three and six months ended June 26, 2022, respectively. Excluding the impact of the above mentioned refranchising, North America franchising increased $1.2 million and $2.9 million primarily due to positive comparable sales of 1.4% and 2.1% for three and six months ended June 26, 2022, respectively.
•North America commissaries increased $1.2 million and $0.8 million for the three and six months ended June 26, 2022, respectively, primarily due to higher pricing as a result of increased underlying costs associated with commodity price increases, partially offset by lower volumes
•International decreased $1.4 million and $1.8 million for the three and six months ended June 26, 2022, respectively, primarily due to lower United Kingdom ("PJUK") commissary revenues and royalties attributed to lower comparable sales, which declined 8.0% and 3.6%, for the three and six months ended June 26, 2022, respectively.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, decreased $2.7 million and $5.1 million for the three and six months ended June 26, 2022 compared to the prior year comparable periods primarily due to timing of expenditures for technology support initiatives.
•Unallocated corporate expenses decreased $3.5 million and $4.5 million for the three and six months ended June 26, 2022, respectively. The decrease for the six months ended June 26, 2022, compared to prior year comparable period primarily due to lower incentive compensation costs, partially offset by higher labor, travel, and occupancy cost associated with the re-opening of corporate headquarters in the first quarter of 2022.
Refranchising and Impairment loss
On March 28, 2022, we refranchised our 51 percent ownership interest in a 90-restaurant consolidated joint venture between Papa Johns and Blue and Silver Ventures in Texas for cash proceeds of $14.0 million, net of transaction costs. We recorded a one-time, non-cash charge of $8.4 million in the first quarter related to the divestiture. The Company also recorded an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict, including, but not limited to, international sanctions.
Net Interest Expense
Net interest expense increased $2.4 million, or 66.7%, and $3.0 million, or 41.8% for three and six months ended June 26, 2022, respectively due to higher average outstanding debt on our revolving credit facility. Total debt outstanding was $545 million and $490 million as of June 26, 2022 and December 26, 2021, respectively.
Income Before Income Taxes
For the reasons discussed above, income before income taxes decreased approximately $8.2 million, or 19.9%, and $41.2 million, or 48.9%, for the three and six months ended June 26, 2022, respectively, over the prior year comparable periods.

Income Tax Expense
Our effective income tax rates were 21.6% and 13.6% for three and six months ended June 26, 2022 compared to 18.0% and 18.2% for the prior year comparable periods. The decrease in the effective rate for the six months ended June 26, 2022 was caused by higher excess tax benefits generated by stock option exercises and vesting of restricted shares in addition to an overall decrease in pre-tax income.

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

Income before income taxes	$32,823	$40,988	$42,995	$84,203
Income tax expense	$7,093	$7,398	$5,838	$15,330
Effective tax rate	21.6%	18.0%	13.6%	18.2%
Diluted Earnings (Loss) Per Common Share
Diluted earnings per common share was $0.70 for the three months ended June 26, 2022, compared to diluted loss per common share of $(2.30) in the prior year comparable period. For the six months ended June 26, 2022, diluted earnings per common share was $0.99, compared to diluted loss per common share of $(1.47) for the prior year comparable period. Excluding the impact of Special items, adjusted diluted earnings per common share were $0.74 and $1.69 for the three and six months ended June 26, 2022, respectively, compared to adjusted diluted earnings per common share of $0.93 and $1.94 for the prior year comparable periods. Diluted earnings per common share for the six months ended June 26, 2022 included Special items of $25.0 million, net of tax, primarily related to refranchising losses associated with the divestiture of our controlling interest in the joint venture with Blue and Silver Ventures, impairment losses of certain loans and reacquired franchised rights, and the Legal Settlement. Diluted earnings per common share for the six months ended June 27, 2021 included Special items of $115.4 million, net of tax, primarily due to reorganization costs and the reduction in net income attributable to common shareholders related to the repurchase and conversion of all shares of the Company's former Series B Convertible Preferred Stock ("Series B Preferred Stock") in May 2021. These reductions reflect the excess of the one-time cash payment over the carrying value of the Series B Preferred Stock. See “Items Impacting Comparability; Non-GAAP Measures” for additional information.
Impact of Inflation
Given the accelerating inflationary environment and short-term commodity volatility experienced in the three and six months ended June 26, 2022, there have been and may continue to be increases in food costs and labor costs which have and could further impact our profitability. Inflationary factors such as increased food costs, increased labor and employee health and benefit costs, increased rent costs and increased energy costs have and may continue to adversely affect our operating costs and profitability. Severe sustained increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. To the extent permitted by competition, increased costs are recovered through a combination of selective menu price increases, product mix, and/or implementing operational improvements.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

GAAP operating income	$38,904	$44,637	$53,339	$91,499
Refranchising and impairment loss (1)	—	—	25,796	—
Legal settlement (2)	—	—	5,000	—
Strategic corporate reorganization costs (3)	—	3,328	—	7,211
Other costs (4)	1,507	—	1,507	—
Adjusted operating income	$40,411	$47,965	$85,642	$98,710

GAAP net income attributable to common shareholders	$25,240	$(79,898)	$35,693	$(49,542)
Refranchising and impairment loss (1)	—	—	25,796	—
Legal settlement (2)	—	—	5,000	—
Strategic corporate reorganization costs (3)	—	3,328	—	7,211
Other costs (4)	1,507	—	1,507	—
Repurchase and conversion of Series B Preferred Stock	—	109,852	—	109,852
Tax effect of Non-GAAP adjustment on special items (4)	(339)	(745)	(7,269)	(1,615)
Adjusted net income attributable to common shareholders	$26,408	$32,537	$60,727	$65,906

GAAP diluted earnings per common share	$0.70	$(2.30)	$0.99	$(1.47)
Refranchising and impairment loss (1)	—	—	0.72	—
Legal settlement (2)	—	—	0.14	—
Strategic corporate reorganization costs (3)	—	0.10	—	0.22
Other costs (4)	0.05	—	0.04	—
Repurchase and conversion of Series B Preferred Stock	—	3.15	—	3.23
Tax effect of Non-GAAP adjustment on special items (5)	(0.01)	(0.02)	(0.20)	(0.04)
Adjusted diluted earnings per common share	$0.74	$0.93	$1.69	$1.94
(Note) The above table does not include the impact of allocation of undistributed earnings to participating securities for Special items.
(1)Includes on a pre-tax basis (a) a one-time, non-cash charge of $8.4 million ($0.23 loss per diluted share) associated with the refranchising of the Company’s controlling interest in the 90-restaurant joint venture, recorded as Refranchising and impairment loss; and (b) $17.4 million ($0.48 million loss per diluted share) in one-time, non-cash expense related to the reserve of certain loans and impairment of reacquired franchised rights related to the reserve of certain loans and impairment of reacquired franchised rights related to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million.
(2)Represents an accrual of the Legal Settlement, recorded in General and administrative expenses.
(3)Represents strategic corporate reorganization costs associated with our new office in Atlanta, Georgia.
(4)Other costs of $1.5 million for the second quarter of 2022 include advisory fees and severance costs associated with the transition of certain executives.
(5)The tax effect for Special items was calculated by applying the marginal tax rate of 22.5% and 22.4% for the three and six months ended June 26, 2022 and June 27, 2021, respectively.

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
Liquidity and Capital Resources
Cash Flows
The table below summarizes our cash flows from continuing operations for the six months ended June 26, 2022 and June 27, 2021:

	Six Months Ended
	June 26, 2022	June 27, 2021
Total cash provided by (used in):
Operating activities	$45,585	$128,030
Investing activities	(12,523)	(19,467)
Financing activities	(50,677)	(142,871)
Change in cash and cash equivalents, excluding the impact of foreign currency	$(17,615)	$(34,308)
Operating Activities
Cash flow provided by operating activities was $45.6 million for the six months ended June 26, 2022 compared to $128.0 million for the corresponding period of 2021. The decrease of $82.4 million was primarily reflects lower cash flow from operating activities as a result of overall business performance, lower accrued expenses, and the impact of timing of certain marketing payments.
Investing Activities
Cash flow used in investing activities was $12.5 million for the six months ended June 26, 2022 compared to $19.5 million for the same period in 2021, or a decrease of $6.9 million. The decrease in cash flow used in investing activities was primarily due to an increase in capital expenditures, partly offset by $14.0 million in proceeds, net of transaction costs, from the impact of refranchising 90-restaurants in the first quarter of 2022.
Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2022 will be approximately $75 million to $85 million. This estimate includes the acquisition of sites and construction costs for new Company-owned stores that have opened or that we expect to open during 2022. We intend to fund our capital expenditures with cash generated by operations and borrowings under our senior secured revolving credit facility with an aggregate available principal amount of the $600 million (the "PJI Revolving Facility"), as necessary.
Financing Activities
Cash flow used in financing activities was $50.7 million the six months ended June 26, 2022 compared to $142.9 million for the same period of 2021. The decrease of $92.2 million in cash flow used in financing activities reflects payment of cash consideration for the repurchase and conversion of all of the Company’s Series B Preferred Stock outstanding in 2021, offset by increased repurchases of Company common stock and a decrease in proceeds from our revolving credit facility.
Debt
Our outstanding debt as of June 26, 2022 was $545.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes (the "Notes") and $145.0 million under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $455.0 million as of June 26, 2022.

Our amended and restated credit agreement, dated September 14, 2021 (the "Amended Credit Agreement") contains affirmative and negative covenants that, among other things, require customary reporting obligations and restrict, subject to certain exceptions, the occurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

	Permitted Ratio	Actual Ratio as of June 26, 2022
Leverage ratio	Not to exceed 5.25 to 1.0	2.3 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	4.5 to 1.0
Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 26, 2022.
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
Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. There was no debt outstanding under the PJMF Revolving Facility as of June 26, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.
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
The following table summarizes our repurchase activity under these programs for the three and six months ended June 26, 2022 and June 27, 2021:

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
June 26, 2022	452	$94.56	$42,762	$349,329
June 27, 2021	68	$101.21	$6,921	$64,110

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Six Months Ended
June 26, 2022	753	$100.23	$75,471	$349,329
June 27, 2021	83	$98.23	$8,188	$64,110

Subsequent to June 26, 2022, we acquired an additional 229,000 shares at an aggregate cost of $19.5 million. Approximately $329.8 million remained available under the Company’s share repurchase program as of July 29, 2022.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company recorded dividends of approximately $25.1 million ($0.70 per share) for the six months ended June 26, 2022. On August 2, 2022, our Board of Directors declared a second quarter dividend of $0.42 per common share (approximately $14.9 million in the aggregate), which will be paid on August 26, 2022 to stockholders of record as of the close of business on August 15, 2022. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the six-months periods of 2022 and 2021 (in thousands):

	Six Months Ended
	June 26, 2022	June 27, 2021

Net cash provided by operating activities	$45,585	$128,030
Purchases of property and equipment	(30,744)	(21,543)
Dividends paid to preferred stockholders	—	(6,394)
Free cash flow	$14,841	$100,093
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
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” "outlook", “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, the financial impact of the temporary business disruptions and changes in demand we are experiencing related to the current outbreak of the coronavirus pandemic, commodity and labor costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, labor shortages and price increases, inflation, royalty relief, the effectiveness of our menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
•the ability of the Company to manage difficulties and opportunities associated with or related to the coronavirus pandemic, including governmental restrictions, changes in consumer demand or behavior, vaccine mandates and changing governmental programs and regulations relating to the pandemic;
•the ability of the Company to manage labor shortages at Company and/or franchised stores and our quality control centers;
•increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption, inflation or climate change;
•the potential for delayed new store openings, both domestically and internationally;
•the increased risk of phishing, ransomware and other cyber-attacks;
•risks to the global economy and our business related to the conflict in Ukraine;
•increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to boost consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
•risks related to social media, including publicity adversely and rapidly impacting our brand and reputation;
•aggressive changes in pricing or other marketing or promotional strategies by competitors, which may adversely affect sales and profitability; and new product and concept developments by food industry competitors;
•changes in consumer preferences or consumer buying habits, including the growing popularity of delivery aggregators, as well as changes in general economic conditions or other factors that may affect consumer confidence and discretionary spending, including higher unemployment;
•the adverse impact on the Company or our results caused by global health concerns, product recalls, food quality or safety issues, incidences of foodborne illness, food contamination and other general public health concerns about our Company-owned or franchised restaurants or others in the restaurant industry;
•the effectiveness of our technology investments and changes in unit-level operations;
•the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, store level employees or suitable sites;
•increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption and inflation. This could also include increased employee compensation, including as a result of labor shortages, changes in minimum wage, benefits, insurance, tax rates, new regulatory requirements or increasing compliance costs;
•increases in insurance claims and related costs for programs funded by the Company up to certain retention limits, including medical, owned and non-owned vehicles, workers’ compensation, general liability and property;
•disruption of our supply chain or commissary operations which could be caused by our sole source of supply of mozzarella cheese, desserts, garlic cups or limited source of suppliers for other key ingredients or more generally due to weather, natural disasters including drought, disease, or geopolitical or other disruptions beyond our control, including the coronavirus pandemic;
•increased risks associated with our international operations, including economic and political conditions and risks associated with the withdrawal of the UK from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new store growth;
•the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business including compliance with the European Union General Data Protection Regulation;
•the Company's ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
•disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and security breaches, including theft of confidential Company, employee and customer information, including payment cards; and
•changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 and “Part II. Item IA. – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter end March 27, 2022, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. The interest rate swaps were de-designated following the issuance of the Notes in the third quarter of 2021. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 26, 2022 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. See “Note 8” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately, 6.1% and 6.2% of our revenues were derived from these operations for the three and six months ended June 26, 2022, respectively, as compared to 7.3% and 7.0% for the prior year comparable periods.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $3.2 million and $4.4 million on International revenues for the three and six months ended June 26, 2022, respectively, and a favorable impact of $3.8 million and $5.8 million for the three and six months ended June 27, 2021, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.4 million and $1.0 million on operating income for the three and six months ended June 26, 2022, respectively, and a favorable impact of $0.9 million and $1.4 million on operating income for the three and six months ended June 27, 2021, respectively.
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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2022 and the projected average block price by quarter for 2022 (based on the July 29, 2022 Chicago Mercantile Exchange cheese futures market prices):

	2022		2021
	Projected Block Price		Actual Block Price

Quarter 1	$1.966		$1.676
Quarter 2	2.296		1.680
Quarter 3	2.018		1.676
Quarter 4	2.085		1.786
Full Year	$2.091	*	$1.705
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
Item 1A. Risk Factors
Except as set forth in "Part II. Item IA - Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
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
The following table summarizes our repurchase activity under this share repurchase program by fiscal period during the three months ended June 26, 2022 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/28/2022 - 4/24/2022	168	$103.94	168	$374,655
4/25/2022 - 5/22/2022	102	$96.24	102	$364,800
5/23/2022 - 6/26/2022	182	$84.98	182	$349,329
Total	452	$94.56	452	$349,329
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Subsequent to June 26, 2022, we acquired an additional 229,000 shares at an aggregate cost of $19.5 million and an average price of $85.15 per share. Approximately $329.8 million remained available under the Company’s share repurchase program as of July 29, 2022.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended June 26, 2022, the Company acquired approximately 750 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment to Employment Agreement, dated April 7, 2022, by and between Papa John’s International, Inc. and Robert Lynch. Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed on May 5, 2022 is incorporated herein by reference.

10.2
Endorsement Agreement executed April 10, 2022, and effective March 15, 2022, by and among, on the one hand, ABG-Shaq, LLC, for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on April 13, 2022 is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 26, 2022, filed on August 4, 2022, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August. 4, 2022	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer