Form 10-Q
period 2022-09-25
PAPA JOHNS INTERNATIONAL INC
filed 2022-11-03
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2022
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 28, 2022, there were outstanding 35,328,153 shares of the registrant’s common stock, par value $0.01 per share.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 25, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,618	$70,610
Accounts receivable, net	95,855	81,370
Notes receivable, current portion	7,556	12,352
Income tax receivable	10,533	9,386
Inventories	42,448	34,981
Prepaid expenses and other current assets	46,514	46,310
Total current assets	239,524	255,009
Property and equipment, net	230,894	223,856
Finance lease right-of-use assets, net	22,692	20,907
Operating lease right-of-use assets	167,470	176,256
Notes receivable, less current portion, net	17,397	35,504
Goodwill	69,476	80,632
Deferred income taxes	4,969	5,156
Other assets	77,326	88,384
Total assets	$829,748	$885,704

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$44,263	$28,092
Income and other taxes payable	18,171	19,996
Accrued expenses and other current liabilities	152,893	190,116
Current deferred revenue	19,925	21,700
Current finance lease liabilities	6,072	4,977
Current operating lease liabilities	22,403	22,543
Total current liabilities	263,727	287,424
Deferred revenue	22,987	13,846
Long-term finance lease liabilities	17,468	16,580
Long-term operating lease liabilities	155,952	160,672
Long-term debt, less current portion, net	548,753	480,730
Deferred income taxes	362	258
Other long-term liabilities	77,912	93,154
Total liabilities	1,087,161	1,052,664

Redeemable noncontrolling interests	1,206	5,498

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,112 at September 25, 2022 and 49,002 at December 26, 2021)	491	490
Additional paid-in capital	444,643	445,126
Accumulated other comprehensive loss	(13,868)	(9,971)
Retained earnings	187,286	183,157
Treasury stock (14,047 shares at September 25, 2022 and 13,205 shares at December 26, 2021, at cost)	(892,818)	(806,472)
Total stockholders’ deficit	(274,266)	(187,670)
Noncontrolling interests in subsidiaries	15,647	15,212
Total Stockholders’ deficit	(258,619)	(172,458)
Total liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$829,748	$885,704
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Revenues:
Domestic Company-owned restaurant sales	$166,050	$191,584	$536,226	$584,942
North America franchise royalties and fees	33,712	31,933	102,897	97,123
North America commissary revenues	216,115	189,224	645,177	560,743
International revenues	30,735	38,408	97,310	110,629
Other revenues	63,900	61,633	194,259	186,099
Total revenues	510,512	512,782	1,575,869	1,539,536
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	138,299	155,477	441,986	465,658
North America commissary expenses	203,129	175,399	604,689	518,310
International expenses	18,196	21,743	57,346	62,791
Other expenses	59,249	56,039	180,452	168,092
General and administrative expenses	57,935	54,070	168,519	157,779
Depreciation and amortization	13,338	11,477	38,012	36,830
Total costs and expenses	490,146	474,205	1,491,004	1,409,460
Refranchising and impairment loss	(905)	—	(12,065)	—
Operating income	19,461	38,577	72,800	130,076
Net interest expense	(7,623)	(3,979)	(17,967)	(11,275)
Income before income taxes	11,838	34,598	54,833	118,801
Income tax expense	3,374	4,057	9,212	19,387
Net income before attribution to noncontrolling interests	8,464	30,541	45,621	99,414
Net income attributable to noncontrolling interests	(133)	(1,285)	(1,363)	(4,021)
Net income attributable to the Company	$8,331	$29,256	$44,258	$95,393

Calculation of net income (loss) for earnings per share:
Net income attributable to the Company	$8,331	$29,256	$44,258	$95,393
Dividends on redemption of Series B Convertible Preferred Stock	—	—	—	(109,852)
Dividends paid to participating securities	(86)	(137)	(228)	(5,964)
Net income attributable to participating securities	—	(158)	(34)	—
Net income (loss) attributable to common shareholders	$8,245	$28,961	$43,996	$(20,423)

Basic earnings (loss) per common share	$0.23	$0.80	$1.23	$(0.59)
Diluted earnings (loss) per common share	$0.23	$0.79	$1.22	$(0.59)

Basic weighted average common shares outstanding	35,259	36,387	35,602	34,619
Diluted weighted average common shares outstanding	35,448	36,719	35,840	34,619

Dividends declared per common share	$0.42	$0.35	$1.12	$0.80
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Net income before attribution to noncontrolling interests	$8,464	$30,541	$45,621	$99,414
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(4,849)	(1,113)	(9,819)	383
Interest rate swaps (1)	1,169	1,535	4,758	5,147
Other comprehensive (loss) income, before tax	(3,680)	422	(5,061)	5,530
Income tax effect:
Foreign currency translation adjustments	1,114	256	2,258	(88)
Interest rate swaps (2)	(268)	(353)	(1,094)	(1,184)
Income tax effect	846	(97)	1,164	(1,272)
Other comprehensive (loss) income, net of tax	(2,834)	325	(3,897)	4,258
Comprehensive income before attribution to noncontrolling interests	5,630	30,866	41,724	103,672
Less: comprehensive (income), redeemable noncontrolling interests	(31)	(692)	(559)	(2,192)
Less: comprehensive (income), nonredeemable noncontrolling interests	(102)	(593)	(804)	(1,829)
Comprehensive income attributable to the Company	$5,497	$29,581	$40,361	$99,651
_______________

(1)
Amounts reclassified out of accumulated other comprehensive loss into net interest expense include $1,650 and $1,850 for the three and nine months ended September 25, 2022, respectively, and $1,644 and $5,084 for the three and nine months ended September 26, 2021, respectively.

(2)
The income tax effects of amounts reclassified out of accumulated other comprehensive loss into net interest expense were $371 and $416 for the three and nine months ended September 25, 2022, respectively, and $368 and $1,139 for the three and nine months ended September 26, 2021, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended September 25, 2022
Balance at June 26, 2022	35,248	$491	$442,255	$(11,034)	$193,934	$(875,205)	$15,761	$(233,798)
Net income (1)	—	—	—	—	8,331	—	102	8,433
Other comprehensive (loss), net of tax	—	—	—	(2,834)	—	—	—	(2,834)
Cash dividends on common stock	—	—	57	—	(14,906)	—	—	(14,849)
Exercise of stock options	16	—	823	—	—	—	—	823
Acquisition of Company common stock	(229)	—	—	—	—	(19,529)	—	(19,529)
Stock-based compensation expense	—	—	5,146	—	—	—	—	5,146
Issuance of restricted stock	50	—	(1,671)	—	—	1,760	—	89
Tax payments for equity award issuances	(22)	—	(1,900)	—	—	—	—	(1,900)
Distributions to noncontrolling interests	—	—	—	—	—	—	(216)	(216)
Other	2	—	(67)	—	(73)	156	—	16
Balance at September 25, 2022	35,065	$491	$444,643	$(13,868)	$187,286	$(892,818)	$15,647	$(258,619)

For the nine months ended September 25, 2022
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	44,258	—	804	45,062
Other comprehensive (loss), net of tax	—	—	—	(3,897)	—	—	—	(3,897)
Cash dividends on common stock	—	—	153	—	(40,102)	—	—	(39,949)
Exercise of stock options	55	1	2,730	—	—	—	—	2,731
Acquisition of Company common stock	(982)	—	—	—	—	(95,000)	—	(95,000)
Stock-based compensation expense	—	—	14,246	—	—	—	—	14,246
Issuance of restricted stock	279	—	(8,122)	—	—	8,210	—	88
Tax payments for equity award issuances	(92)	—	(9,426)	—	—	—	—	(9,426)
Distributions to noncontrolling interests	—	—	—	—	—	—	(366)	(366)
Other	8	—	(64)	—	(27)	444	(3)	350
Balance at September 25, 2022	35,065	$491	$444,643	$(13,868)	$187,286	$(892,818)	$15,647	$(258,619)
_______________
(1)    Net income to the Company for the three and nine months ended September 25, 2022 excludes income of $31 and $559 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
At September 25, 2022, the accumulated other comprehensive loss of $13,868 was comprised of net unrealized foreign currency translation loss of $12,430 and net unrealized loss on the interest rate swap agreements of $1,438.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended September 26, 2021
Balance at June 27, 2021	36,215	$489	$435,608	$(10,235)	$154,769	$(743,819)	$15,290	$(147,898)
Net income (1)	—	—	—	—	29,256	—	593	29,849
Other comprehensive income, net of tax	—	—	—	325	—	—	—	325
Cash dividends on common stock	—	—	48	—	(12,845)	—	—	(12,797)
Exercise of stock options	51	1	3,111	—	—	—	—	3,112
Acquisition of Company common stock	(103)	—	—	—	—	(12,367)	—	(12,367)
Stock-based compensation expense	—	—	4,317	—	—	—	—	4,317
Issuance of restricted stock	15	—	(873)	—	—	873	—	—
Tax payments for equity award issuances	—	—	(1,423)	—	—	—	—	(1,423)
Distributions to noncontrolling interests	—	—	—	—	—	—	(594)	(594)
Other	5	—	(46)	—	198	278	—	430
Balance at September 26, 2021	36,183	$490	$440,742	$(9,910)	$171,378	$(755,035)	$15,289	$(137,046)

For the nine months ended September 26, 2021
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	95,393	—	1,829	97,222
Other comprehensive income, net of tax	—	—	—	4,258	—	—	—	4,258
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,498)	—	—	64,168
Cash dividends on common stock	—	—	110	—	(27,750)	—	—	(27,640)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	199	2	11,209	—	—	—	—	11,211
Acquisition of Company common stock	(187)	—	—	—	—	(20,555)	—	(20,555)
Stock-based compensation expense	—	—	12,519	—	—	—	—	12,519
Issuance of restricted stock	125	—	(6,538)	—	—	6,538	—	—
Tax payments for equity award issuances	—	—	(5,310)	—	—	—	—	(5,310)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,779)	(1,779)
Other	12	—	18	—	(804)	706	—	(80)
Balance at September 26, 2021	36,183	$490	$440,742	$(9,910)	$171,378	$(755,035)	$15,289	$(137,046)

(1)    Net income to the Company for the three and nine months ended September 26, 2021 excludes $692 and $2,192 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
At September 26, 2021, the accumulated other comprehensive loss of $9,910 was comprised of net unrealized foreign currency translation loss of $3,499 and net unrealized loss on the interest rate swap agreements of $6,411.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021

Operating activities
Net income before attribution to noncontrolling interests	$45,621	$99,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for allowance for credit losses on accounts and notes receivable	18,576	(920)
Depreciation and amortization	38,012	36,830
Refranchising and impairment loss	12,065	—
Deferred income taxes	519	(5,113)
Stock-based compensation expense	14,246	12,519
Other	(466)	1,052
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,584)	5,955
Income tax receivable	(1,146)	674
Inventories	(8,185)	(3,217)
Prepaid expenses and other current assets	2,065	11,277
Other assets and liabilities	(4,919)	(8,627)
Accounts payable	16,188	5,014
Income and other taxes payable	(1,789)	15,958
Accrued expenses and other current liabilities	(32,404)	24,001
Deferred revenue	(2,246)	(1,193)
Net cash provided by operating activities	76,553	193,624
Investing activities
Purchases of property and equipment	(48,424)	(41,328)
Notes issued	(2,248)	(14,637)
Repayments of notes issued	8,125	15,352
Acquisitions, net of cash acquired	(1,346)	(699)
Proceeds from refranchising, net of cash transferred	13,588	—
Other	76	121
Net cash used in investing activities	(30,229)	(41,191)
Financing activities
Proceeds from issuance of senior notes	—	400,000
Net proceeds of revolving credit facilities	66,999	15,000
Debt issuance costs	—	(9,179)
Proceeds from exercise of stock options	2,730	11,211
Repurchase of Series B Convertible Preferred Stock	—	(188,647)
Acquisition of Company common stock	(95,000)	(20,555)
Dividends paid to common stockholders	(39,949)	(27,640)
Dividends paid to preferred stockholders	—	(6,394)
Tax payments for equity award issuances	(9,426)	(5,310)
Distributions to noncontrolling interests	(1,090)	(2,914)
Repayments of term loan	—	(340,000)
Other	(3,480)	(2,630)
Net cash used in financing activities	(79,216)	(177,058)
Effect of exchange rate changes on cash and cash equivalents	(1,100)	234
Change in cash and cash equivalents	(33,992)	(24,391)
Cash and cash equivalents at beginning of period	70,610	130,204
Cash and cash equivalents at end of period	$36,618	$105,813
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 25, 2022
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company”, “Papa John’s” or in the first-person notations of “we”, “us” and “our”) for the year ended December 26, 2021.
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
Variable Interest Entity
Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the domestic restaurants, of which approximately 85 percent are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations.”
Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that include 98 and 188 restaurants at September 25, 2022 and September 26, 2021, respectively. As further described in Note 10, we divested our 51 percent interest in one joint venture that owned 90-restaurants in the second quarter of 2022. The assets and liabilities associated with this joint venture arrangement were classified as held for sale at the end of the first quarter of 2022.
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

Net income attributable to these joint ventures for the three and nine months ended September 25, 2022 and September 26, 2021 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Papa John’s International, Inc.	$314	$2,171	$2,642	$6,816
Noncontrolling interests	133	1,285	1,363	4,021
Total net income	$447	$3,456	$4,005	$10,837
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 25, 2022 and December 26, 2021 are as follows:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
September 25, 2022
Financial assets:
Cash surrender value of life insurance policies(a)	$28,488	$28,488	$—	$—
Interest rate swaps(b)	$1,355	$—	$1,355	$—

December 26, 2021
Financial assets:
Cash surrender value of life insurance policies(a)	$41,904	$41,904	$—	$—

Financial liabilities:
Interest rate swaps(b)	$5,536	$—	$5,536	$—
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
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under its credit agreement approximate carrying value due to its variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and has the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of September 25, 2022 and December 26, 2021, respectively:

	September 25, 2022		December 26, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$328,000	$400,000	$396,000
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(in thousands)	Accounts Receivable	Notes Receivable
Balance at December 26, 2021	$2,364	$1,500
Current period provision for expected credit losses (a)	5,052	13,524
Write-offs charged against the allowance	(303)	—
Recoveries collected	—	(14)
Balance at September 25, 2022	$7,113	$15,010

(a)
The Company recorded $14.6 million of one-time, non-cash reserves in the first quarter of 2022 for certain accounts receivable and notes receivable primarily associated with a master franchisee with operations principally in Russia. The Company recorded $3.2 million of one-time, non-cash reserves in the third quarter of 2022 for certain accounts receivable and notes receivable primarily associated with the termination of a significant franchisee in the United Kingdom.

3. Leases
Lessor Operating Leases
At September 25, 2022, we leased and subleased approximately 444 Papa John’s restaurant properties to franchisees in the United Kingdom. The initial lease terms on the franchised sites in the United Kingdom are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. Rental income, primarily derived from properties leased and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms. We recognized total sublease income of $3.0 million and $9.0 million for the three and nine months ended September 25, 2022, respectively, and $2.9 million and $9.0 million for the three and nine months ended September 26, 2021, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 55 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of September 25, 2022, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $9.8 million. This contingent liability is not included in the Condensed Consolidated Balance Sheet as it is not probable to occur. The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(in thousands)	September 25, 2022	September 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$754	$864
Financing cash flows from finance leases	3,854	3,358
Operating cash flows from operating leases (a)	26,771	28,830
Right-of-use assets obtained in exchange for new finance lease liabilities	5,980	9,190
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	43,639	52,462
Cash received from sublease income	8,251	8,728

(a)Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.

(b)Includes right-of-use assets of approximately $21.8 million for the nine months ended September 26, 2021 associated with the lease commencement of our Atlanta, Georgia corporate office.

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
Assets and liabilities of PJMF, which are restricted in their use, included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 25, 2022	December 26, 2021
Assets
Current assets:
Cash and cash equivalents	$4,349	$24,481
Accounts receivable, net	23,677	14,150
Income tax receivable	44	300
Prepaid expenses and other current assets	2,512	1,718
Total current assets	30,582	40,649
Deferred income taxes	587	614
Total assets	$31,169	$41,263

Liabilities
Current liabilities:
Accounts payable	$24	$140
Income and other taxes payable	3	2
Accrued expenses and other current liabilities	30,139	40,154
Current deferred revenue	3,319	4,317
Total current liabilities	33,485	44,613
Deferred revenue	1,892	2,478
Total liabilities	$35,377	$47,091

5.  Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 25, 2022, the Company recognized $8.0 million and $25.6 million in revenue, respectively, related to deferred revenue, compared to $9.2 million and $27.3 million for the three and nine months ended September 26, 2021.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	September 25, 2022	December 26, 2021	Change
Franchise fees and unredeemed gift card liabilities	$29,469	$20,410	$9,059
Customer loyalty program obligations	13,443	15,136	(1,693)
Total contract liabilities	$42,912	$35,546	$7,366
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of September 25, 2022 and December 26, 2021, the contract assets were approximately $5.1 million and $5.8 million, respectively. For the three and nine months ended September 25, 2022, revenue was reduced approximately $0.8 million and $2.7 million for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,135	$2,945	$2,768	$2,552	$2,253	$7,503	$21,156
Approximately $3.1 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.2 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, "Revenue Recognition" and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6.  Common Stock
Shares Authorized and Outstanding
The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at September 25, 2022 and December 26, 2021) and 100.0 million shares of common stock as of September 25, 2022 and December 26, 2021. There were 35.1 million shares of common stock outstanding, net of repurchased shares of common stock at September 25, 2022, compared to 35.8 million shares at December 26, 2021.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021. The following table summarizes our repurchase activity under our share repurchase programs for the three and nine months ended September 25, 2022 and September 26, 2021:

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
September 25, 2022	229	$85.15	$19,529	$329,800
September 26, 2021	104	$119.47	$12,367	$51,743

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nine Months Ended
September 25, 2022	982	$96.71	$95,000	$329,800
September 26, 2021	187	$110.00	$20,555	$51,743
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
Dividends
The Company recorded dividends of approximately $39.9 million ($1.12 per share) for the nine months ended September 25, 2022. On October 27, 2022, our Board of Directors declared a fourth quarter dividend of $0.42 per common share (approximately $14.9 million in the aggregate), which will be paid on November 25, 2022 to stockholders of record as of the close of business on November 14, 2022. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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

The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Basic earnings (loss) per common share (in thousands, except per share data)
Net income attributable to the Company	$8,331	$29,256	$44,258	$95,393
Dividends on redemption of Series B Convertible Preferred Stock	—	—	—	(109,852)
Dividends paid to participating securities	(86)	(137)	(228)	(5,964)
Net income attributable to participating securities	—	(158)	(34)	—
Net income (loss) attributable to common shareholders	$8,245	$28,961	$43,996	$(20,423)

Basic weighted average common shares outstanding	35,259	36,387	35,602	34,619
Basic earnings (loss) per common share	$0.23	$0.80	$1.23	$(0.59)

Diluted earnings (loss) per common share (in thousands, except per share data)
Net income (loss) attributable to common shareholders	$8,245	$28,961	$43,996	$(20,423)

Weighted average common shares outstanding	35,259	36,387	35,602	34,619
Dilutive effect of outstanding equity awards(a)	189	332	238	—
Diluted weighted average common shares outstanding	35,448	36,719	35,840	34,619
Diluted earnings (loss) per common share	$0.23	$0.79	$1.22	$(0.59)

(a)
Excludes 58 and 47 equity awards for the three and nine months ended September 25, 2022, respectively, as the effect of including such awards would have been anti-dilutive (none for the three and nine months ended September 26, 2021).

8.  Debt
Long-term debt, net, consists of the following (in thousands):

	September 25, 2022	December 26, 2021
Senior notes	$400,000	$400,000
Revolving facilities	157,000	90,000
Outstanding debt	$557,000	$490,000
Unamortized debt issuance costs	(8,247)	(9,270)
Total long-term debt, net	$548,753	$480,730
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
Amended Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 (the “Amended Credit Agreement”) provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $443.0 million as of September 25, 2022.
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
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the occurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00. We were in compliance with these financial covenants at September 25, 2022.
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
PJMF Revolving Facility
PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2023. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month Term Secured Overnight Financing Rate ("SOFR") plus 1.60%. There was no debt outstanding under the PJMF Revolving Facility as of September 25, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.
Derivative Financial Instruments
As of September 25, 2022, we have the following interest rate swap agreements with a total notional value of $125.0 million:

Effective Dates	Floating Rate Debt	Fixed Rates
April 30, 2018 through April 30, 2023	$55 million	2.33%
April 30, 2018 through April 30, 2023	$35 million	2.36%
April 30, 2018 through April 30, 2023	$35 million	2.34%
In the third quarter of 2021, our interest rate swaps were de-designated as cash flow hedges following the issuance of the Notes and remained undesignated as hedges through June 26, 2022. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss (“AOCL”) will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.
As of June 27, 2022, the interest rate swaps were re-designated as cash flow hedges to provide a hedge against changes in variable rate cash flows regarding fluctuations in the LIBOR rate utilized on the revolving credit facility. Therefore, beginning in the third quarter of 2022, our interest rate swaps are accounted for utilizing cash flow hedge accounting treatment. The interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value September 25, 2022	Fair Value December 26, 2021
Other current assets	$1,355	$—
Other current and long-term liabilities	$—	$5,536

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
September 25, 2022	$901	Interest expense	(1,650)	$(7,623)
September 26, 2021	$1,182	Interest expense	(1,644)	$(3,979)

Interest rate swaps for the nine months ended:
September 25, 2022	$3,664	Interest Expense	(1,850)	$(17,967)
September 26, 2021	$3,963	Interest Expense	(5,084)	$(11,275)
Interest paid, including payments made or received under the swaps, was $9.6 million and $4.1 million for the three months ended September 25, 2022 and September 26, 2021, respectively, and $22.2 million and $11.1 million for the nine months ended September 25, 2022 and September 26, 2021, respectively.
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On September 30, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of no more than $20.0 million subject to a claims-made process, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The proposed settlement also includes resolution of a companion case, Hubbard, et al. v. Papa John’s International, Inc., pending in the United States District Court for the Western District of Kentucky. The proposed settlement is subject to a claims-made process whereby unclaimed funds revert to the Company, and the

Company is only responsible for payments to class and collective action members who timely submit a claim form. Although the return rate for timely claims is unknown and not within the Company's control, the Company estimates its actual exposure resulting from the settlement to be approximately $10.0 million and this amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the third quarter of 2022. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
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

Our segment information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenues:
Domestic Company-owned restaurants	$166,050	$191,584	$536,226	$584,942
North America franchising	33,712	31,933	102,897	97,123
North America commissaries	216,115	189,224	645,177	560,743
International	37,707	46,880	119,696	135,761
All others	56,928	53,161	171,873	160,967
Total revenues	$510,512	$512,782	$1,575,869	$1,539,536

Intersegment revenues:
North America franchising	$996	$1,037	$3,097	$3,138
North America commissaries	51,330	53,454	162,591	158,952
All others	15,562	18,522	50,830	56,613
Total intersegment revenues	$67,888	$73,013	$216,518	$218,703

Operating income:
Domestic Company-owned restaurants(a)	$3,667	$9,480	$11,579	$40,165
North America franchising	31,464	29,830	96,225	90,791
North America commissaries	8,425	9,598	28,717	29,089
International(b)	1,136	9,618	12,897	26,665
All others	2,037	3,848	7,943	14,860
Unallocated corporate expenses(c)	(27,684)	(23,158)	(84,138)	(70,937)
Elimination of intersegment (profits) losses	416	(639)	(423)	(557)
Total operating income	$19,461	$38,577	$72,800	$130,076

Property and equipment, net:
Domestic Company-owned restaurants	$229,480
North America commissaries	153,604
International	14,601
All others	122,927
Unallocated corporate assets	246,006
Accumulated depreciation and amortization	(535,724)
Total property and equipment, net	$230,894

(a)
Includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss for the nine months ended September 25, 2022. See Note 10 for additional information.

(b)
The three months ended September 25, 2022 includes a charge of $4.1 million related to the reserve of certain accounts and notes receivable and operating lease right-of-use assets impairment associated with the termination of a significant franchisee in the United Kingdom. The nine months ended September 25, 2022 also includes $3.5 million of one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights. See Notes 2 and 10 for additional information.

(c)
Unallocated corporate expenses includes $10.0 million for certain legal settlements for the three months ended September 25, 2022. For the nine months ended September 25, 2022, Unallocated corporate expenses includes $13.9 million of one-time, non-cash reserves of certain notes receivable, $15.0 million for certain legal settlements (see Note 9 for more information), and $1.5 million of advisory fees and severance costs associated with the transition of certain executives. Unallocated corporate expense includes $2.2 million and $9.4 million of reorganization costs for the three and nine months ended September 26, 2021. See Notes 2 and 9 for additional information.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended September 25, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$166,050	$—	$—	$—	$—	$166,050
Franchise royalties and fees	—	34,708	—	11,619	—	46,327
Commissary sales	—	—	267,445	19,116	—	286,561
Other revenues	—	—	—	6,972	72,490	79,462
Eliminations	—	(996)	(51,330)	—	(15,562)	(67,888)
Total segment revenues	$166,050	$33,712	$216,115	$37,707	$56,928	$510,512
International other revenues(a)	—	—	—	(6,972)	6,972	—
Total revenues	$166,050	$33,712	$216,115	$30,735	$63,900	$510,512

	Reportable Segments
	Three Months Ended September 26, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$191,584	$—	$—	$—	$—	$191,584
Franchise royalties and fees	—	32,970	—	14,031	—	47,001
Commissary sales	—	—	242,678	24,377	—	267,055
Other revenues	—	—	—	8,472	71,683	80,155
Eliminations	—	(1,037)	(53,454)	—	(18,522)	(73,013)
Total segment revenues	$191,584	$31,933	$189,224	$46,880	$53,161	$512,782
International other revenues(a)	—	—	—	(8,472)	8,472	—
Total revenues	$191,584	$31,933	$189,224	$38,408	$61,633	$512,782

	Reportable Segments
	Nine Months Ended September 25, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$536,226	$—	$—	$—	$—	$536,226
Franchise royalties and fees	—	105,994	—	37,097	—	143,091
Commissary sales	—	—	807,768	60,213	—	867,981
Other revenues	—	—	—	22,386	222,703	245,089
Eliminations	—	(3,097)	(162,591)	—	(50,830)	(216,518)
Total segment revenues	$536,226	$102,897	$645,177	$119,696	$171,873	$1,575,869
International other revenues(a)	—	—	—	(22,386)	22,386	—
Total revenues	$536,226	$102,897	$645,177	$97,310	$194,259	$1,575,869

	Reportable Segments
	Nine Months Ended September 26, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$584,942	$—	$—	$—	$—	$584,942
Franchise royalties and fees	—	100,261	—	39,396	—	139,657
Commissary sales	—	—	719,695	71,233	—	790,928
Other revenues	—	—	—	25,132	217,580	242,712
Eliminations	—	(3,138)	(158,952)	—	(56,613)	(218,703)
Total segment revenues	$584,942	$97,123	$560,743	$135,761	$160,967	$1,539,536
International other revenues(a)	—	—	—	(25,132)	25,132	—
Total revenues	$584,942	$97,123	$560,743	$110,629	$186,099	$1,539,536

(a)
Other revenues as reported in the Condensed Consolidated Statements of Operations include $7.0 million and $22.4 million of revenue for the three and nine months ended September 25, 2022, respectively, and $8.5 million and $25.1 million for the three and nine months ended September 26, 2021, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. As of September 25, 2022, there were 5,589 Papa John’s restaurants in operation, consisting of 521 Company-owned and 5,068 franchised restaurants operating in 47 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our domestic Quality Control Centers (“QC Centers”), operation of our international QC Center in the United Kingdom, contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services.
Recent Developments and Trends
Global Market Conditions. The differentiated brand positioning of Papa Johns has been critical to our success as we have navigated the global pandemic and adapted our strategy to a constantly changing environment in recent years. Our brand positioning and adapted strategy are no less important today as we continue to adjust to a more inflationary and uncertain environment with rising costs and consumers increasingly seeking out value. As consumer demand has continued to soften, pizza offers tremendous value relative to other quick service restaurants. Using Papa Rewards, our loyalty program, we are also able to target more price-sensitive customers with high-value promotions. At the same time, we have continued our successful strategy of letting our customers, especially those who are less price sensitive, self-select into our premium-priced menu innovations. While we have increased pricing in response to inflation, partially offsetting higher food, labor and fuel costs in our supply chain and at our restaurants, our ticket growth has predominantly come through new premium products and add-ons over the past few years.
Macroeconomic conditions in the United Kingdom ("PJUK"), the largest region in our international segment, have declined in light of ongoing inflation, rising interest rates and the recent energy crisis. Against this backdrop, the Company has experienced increasing declines in sales and profitability in the PJUK market. While uncertain how long these conditions will last, the Company is committed to its presence in the PJUK and is invested in the Company’s long-term success in this region. As we navigate this challenging economic environment, we will be investing in capabilities to improve our operations and will work to re-position the franchise base to further strengthen our PJUK business. We are currently evaluating the types and level of franchisee support as part of our plans to support the PJUK business, which may result in future costs to the Company in upcoming quarters. During the third quarter of 2022, the Company recorded a charge of $4.1 million associated with the termination of a significant franchisee in the United Kingdom, as an initial step forward in our commitment to re-position our PJUK portfolio for future success.
Development Outlook. The Company’s goal continues to be to take market share in the pizza category while leveraging our differentiated strategy and premium position to protect margins in the face of accelerating commodity and labor inflation. We currently expect our 2022 global development outlook to be between 240 and 260 net new restaurants. Our view of our long-term unit opportunity, both domestically and internationally, continues to expand as we sign historic deals to develop within key areas and we expect to open between 1,400 and 1,800 net new Papa John’s restaurants worldwide by the end of 2025, relative to the start of 2022.
Innovation. Papa Johns continues to make strides in menu innovation, with Football Pizza and Papa Bowls launched in the third quarter this year following Epic Pepperoni-Stuffed Crust Pizza in the second quarter and NY Style pizza during the first quarter. These 2022 launches have proven to be popular with customers. Our digital innovation through Papa Rewards allows us to directly engage our customers with targeted personalized offers with the goal of driving higher frequency, higher ticket and higher customer satisfaction. Continued investment in one-to-one marketing capabilities is important to our strategy.
Restaurant Staffing and Related Market Impact. Throughout the first nine months of 2022, our restaurants continued to navigate a challenging staffing environment. Our integrations with the aggregator marketplaces and our nationwide integrations with Delivery-as-a-Service providers have been key tools allowing us to continue to meet our customers in the channel of their choice. Though these Delivery-as-a-Service transactions are slightly lower margin versus using our own drivers, they are incremental, profitable orders that otherwise may have gone unfulfilled. Papa Call, our centralized order taking and customer service center is another example of our long-term investment to make our team members productive and help them focus on making and delivering great pizza. We will continue to invest capital in technology innovations that can make our teams more productive.

Global Restaurant Sales Information
“Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. Comparable sales exclude sales of restaurants that were not open during both the current and prior year fiscal periods and franchisees for which we suspended corporate support. “Global system-wide restaurant sales” represents total restaurant sales for all Company-owned and franchised stores open during the comparable periods, and “Global system-wide restaurant sales growth” represents the change in total system restaurant sales year-over-year. Global system-wide restaurant sales and global system-wide sales growth exclude franchisees for which we suspended corporate support.
“Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.
For the nine months ended September 25, 2022, comparable sales growth and system-wide restaurant sales growth for Domestic Company-owned restaurants and North America franchised restaurants have been adjusted to reflect the impact of refranchising 90 restaurants during the second quarter of 2022. See "Note 10" of "Notes to Condensed Consolidated Financial Statements" for additional information.
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

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Comparable sales (decline) growth:
Domestic Company-owned restaurants	(2.2)%	7.4%	(1.6)%	11.6%
North America franchised restaurants	(0.5)%	6.8%	1.2%	12.3%
North America restaurants	(0.8)%	6.9%	0.6%	12.1%
International restaurants	(10.1)%	8.3%	(5.8)%	17.1%
Total comparable sales (decline) growth	(3.4)%	7.3%	(1.1)%	13.4%
System-wide restaurant sales growth (decline):
(excluding the impact of foreign currency)
Domestic Company-owned restaurants	0.5%	7.3%	0.8%	11.1%
North America franchised restaurants	0.9%	8.0%	2.5%	13.1%
North America restaurants	0.8%	7.9%	2.2%	12.7%
International restaurants	(0.4)%	21.4%	5.3%	28.2%
Total global system-wide restaurant sales growth	0.5%	11.2%	2.9%	16.2%

Restaurant Progression	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
North America Company-owned:
Beginning of period	519	589	600	588
Opened	1	2	9	2
Acquired	1	—	2	1
Refranchised	—	—	(90)	—
End of period	521	591	521	591
North America franchised:
Beginning of period	2,837	2,720	2,739	2,701
Opened	17	21	49	57
Closed	(16)	(9)	(39)	(25)
Refranchised	—	—	90	—
Sold	(1)	—	(2)	(1)
End of period	2,837	2,732	2,837	2,732
International franchised:
Beginning of period	2,215	2,214	2,311	2,111
Opened	48	71	175	210
Closed(a)	(32)	(39)	(67)	(75)
Suspended(b)	—	—	(188)	—
End of period	2,231	2,246	2,231	2,246
Total restaurants – end of period	5,589	5,569	5,589	5,569

Trailing four quarters net store growth(c)	208	209
(a)Temporary store closures are not treated as store closures in the table above. Subsequent to September 25, 2022, 12 franchised restaurants in the United Kingdom were permanently closed.
(b)Represents all franchised restaurants located in Russia, for which the Company has suspended corporate support.
(c)Excludes suspended restaurants.

Results of Operations
The following table sets forth the various components of our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues, except operating costs which are expressed as a percentage of the associated revenue component.

	Three Months Ended
	September 25, 2022		September 26, 2021
($ in thousands)		% of Related Revenues		% of Related Revenues	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$166,050		$191,584		(13.3)%
North America franchise royalties and fees	33,712		31,933		5.6%
North America commissary revenues	216,115		189,224		14.2%
International revenues	30,735		38,408		(20.0)%
Other revenues	63,900		61,633		3.7%
Total revenues	510,512		512,782		(0.4)%
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	138,299	83.3%	155,477	81.2%	2.1%
North America commissary expenses	203,129	94.0%	175,399	92.7%	1.3%
International expenses	18,196	59.2%	21,743	56.6%	2.6%
Other expenses	59,249	92.7%	56,039	90.9%	1.8%
General and administrative expenses	57,935	11.3%	54,070	10.5%	0.8%
Depreciation and amortization	13,338	2.6%	11,477	2.2%	0.4%
Total costs and expenses	490,146	96.0%	474,205	92.5%	3.5%
Refranchising and impairment loss	(905)	(0.2)%	—	—%	(0.2)%
Operating income	19,461	3.8%	38,577	7.5%	(3.7)%
Net interest expense	(7,623)	(1.5)%	(3,979)	(0.8)%	(0.7)%
Income before income taxes	$11,838	2.3%	$34,598	6.7%	(4.4)%

	Nine months ended
	September 25, 2022		September 26, 2021
($ in thousands)		% of Related Revenues		% of Related Revenues	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$536,226		$584,942		(8.3)%
North America franchise royalties and fees	102,897		97,123		5.9%
North America commissary revenues	645,177		560,743		15.1%
International revenues	97,310		110,629		(12.0)%
Other revenues	194,259		186,099		4.4%
Total revenues	1,575,869		1,539,536		2.4%
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	441,986	82.4%	465,658	79.6%	2.8%
North America commissary expenses	604,689	93.7%	518,310	92.4%	1.3%
International expenses	57,346	58.9%	62,791	56.8%	2.1%
Other expenses	180,452	92.9%	168,092	90.3%	2.6%
General and administrative expenses	168,519	10.7%	157,779	10.2%	0.5%
Depreciation and amortization	38,012	2.4%	36,830	2.4%	—%
Total costs and expenses	1,491,004	94.6%	1,409,460	91.6%	3.0%
Refranchising and impairment loss	(12,065)	(0.8)%	—	—%	(0.8)%
Operating income	72,800	4.6%	130,076	8.4%	(3.8)%
Net interest expense	(17,967)	(1.1)%	(11,275)	(0.7)%	(0.4)%
Income before income taxes	$54,833	3.5%	$118,801	7.7%	(4.2)%
Revenues
For the nine months ended September 25, 2022, revenue explanations for Domestic Company-owned restaurants and North America franchised restaurants also include an adjusted figure to reflect the impact of refranchising 90 restaurants during the second quarter of 2022. See "Note 10" of "Notes to Condensed Consolidated Financial Statements" for additional information.
Consolidated revenues decreased $2.3 million, or 0.4% to $510.5 million for the three months ended September 25, 2022, and increased $36.3 million, or 2.4% to $1.6 billion for the nine months ended September 25, 2022, as compared to each prior year comparable period. Excluding the impact of the Company refranchising its 51% ownership in a 90-restaurant consolidated joint venture, consolidated revenues increased $15.5 million, or 3.1%, and $72.4 million, or 4.9%, for the three and nine months ended September 25, 2022, respectively.
Domestic Company-owned restaurant sales decreased $25.5 million, or 13.3%, and $48.7 million, or 8.3% for the three and nine months ended September 25, 2022, respectively, compared to the prior year comparable periods. Excluding the impact of refranchising, Domestic Company-owned restaurant sales increased $0.9 million, or 0.5%, and $3.9 million, or 0.8%, for the three and nine months ended September 25, 2022, respectively, primarily due to innovations and strategic pricing actions to help offset food and labor inflation. Equivalent units increased 4.1% and 3.8% for the three and nine months ended September 25, 2022, respectively.
North America franchise royalties and fees increased $1.8 million, or 5.6%, and $5.8 million, or 5.9% for the three and nine months ended September 25, 2022, respectively, compared to prior year comparable periods. Excluding the impact of refranchising, North America franchise royalties and fees increased $0.5 million, or 1.4%, and $3.1 million, or 3.1%, for the three and nine months ended September 25, 2022, respectively, primarily due to higher equivalent units of 1.2% and 1.5% for the three and nine months ended September 25, 2022, respectively.

North America franchise restaurant sales, excluding the impact of refranchising, increased 0.9% to $728.3 million and 2.5% to $2.3 billion for the three and nine months ended September 25, 2022, respectively, compared to the prior year comparable periods. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues increased $26.9 million, or 14.2% and $84.4 million, or 15.1% for the three and nine months ended September 25, 2022, respectively, compared to the prior year comparable periods primarily due to higher pricing as a result of increased underlying costs associated with commodity price increases, partially offset by lower volumes.
International revenues decreased $7.7 million, or 20.0% and $13.3 million, or 12.0% for the three and nine months ended September 25, 2022, respectively, compared to prior year comparable periods, primarily due to lower United Kingdom commissary revenues. The overall declines in our international revenue performance were largely attributable to lower comparable sales of 10.1% and 5.8% for the three and nine months ended September 25, 2022, which are largely attributable to the economic downturn of the PJUK market.
International franchise restaurant sales increased to $309.4 million and $939.2 million for the three and nine months ended September 25, 2022, respectively. Excluding the impact of foreign currency, international franchise restaurant sales decreased 0.4% and increased 5.3% for the three and nine months ended September 25, 2022, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues increased $2.3 million, or 3.7%, and $8.2 million, or 4.4%, for the three and nine months ended September 25, 2022, respectively, compared to the prior year comparable periods primarily due to higher revenues from our technology services from higher equivalent units.
Costs and Expenses
Total costs and expenses were approximately $490.1 million, or 96.0% of total revenues for the three months ended September 25, 2022, as compared to $474.2 million or 92.5% of related revenues for the prior year comparable period. For the nine months ended September 25, 2022, total costs and expenses were approximately $1.5 billion or 94.6% of total revenues, as compared to $1.4 billion, or 91.6% of total revenues for the prior year comparable period. The increases in total costs and expenses, as a percentage of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $138.3 million, or 83.3% of related revenues for the three months ended September 25, 2022, as compared to $155.5 million, or 81.2% of related revenues for the prior year comparable period. For the nine months ended September 25, 2022, Domestic Company-owned restaurant expenses were $442.0 million or 82.4% of related revenues, compared to expenses of $465.7 million or 79.6% of related revenues for the prior year comparable period. The expenses, as a percentage of revenues, increased 2.1% and 2.8%, respectively, due to increased food cost attributable to higher commodity prices and labor expenses as staffing levels recover at increased cost. Our strategic pricing actions implemented in 2022 helped reduce the impact of the underlying cost pressures.
North America commissary expenses were $203.1 million, or 94.0% of related revenues for the three months ended September 25, 2022, as compared to $175.4 million, or 92.7% of related revenues for the prior year comparable period. For the nine months ended September 25, 2022, North America commissary expenses were $604.7 million, or 93.7% of related revenues, compared to $518.3 million, or 92.4% of related revenues for the prior year comparable period. The expenses, as a percentage of related revenues, increased 1.3% for both the three and nine month periods, primarily due to rising commodity prices, principally in cheese, soy oil, proteins and wheat, and higher delivery cost.
International expenses were $18.2 million, or 59.2% of related revenues for the three months ended September 25, 2022, as compared to $21.7 million, or 56.6% of related revenues for the prior year comparable period. For the nine months ended September 25, 2022, International expenses were $57.3 million, or 58.9% of related revenues, compared to $62.8 million, or 56.8% of related revenues for the prior year comparable period. The expenses as a percentage of related revenues, increased 2.6% and 2.1%, respectively, primarily due to higher commodity costs in the PJUK commissary.
Other expenses were $59.2 million, or 92.7% of related revenues for the three months ended September 25, 2022, as compared to $56.0 million, or 90.9% of related revenues for the prior year comparable period. For the nine months ended September 25, 2022, Other expenses were $180.5 million, or 92.9% of related revenues, compared to $168.1 million, or

90.3% of related revenues for the prior year comparable period. The expenses as a percentage of related revenues, increased 1.8% and 2.6% respectively, primarily due to timing of expenditures on technology platform initiatives to further enhance our digital capabilities and the customer experience.
General and administrative expenses (“G&A”) were $57.9 million, or 11.3% of revenues for the three months ended September 25, 2022, compared to $54.1 million, or 10.5% of revenues for the prior year comparable period. For the nine months ended September 25, 2022, G&A was $168.5 million, or 10.7% of revenues, compared to $157.8 million, or 10.2% of revenues for the prior year comparable periods.
For the three and nine months ended September 25, 2022, G&A consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Administrative expenses(a)	$44,391	$51,398	$133,370	$148,533
Special items(b, c)	13,227	2,153	34,370	9,364
Other general expenses	317	519	779	(118)
General and administrative expenses	$57,935	$54,070	$168,519	$157,779

(a)For the three months ended September 25, 2022, Administrative expense decreased $7.0 million compared to the prior year comparable period primarily due to lower incentive compensation costs, partially offset by higher labor. The decrease of $15.2 million for the nine months ended September 25, 2022 was primarily due to lower incentive compensation, which was partially offset by higher labor costs as well as travel and occupancy costs associated with the re-opening of corporate headquarters in the first quarter of 2022.
(b)For the three months ended September 25, 2022, Special items include a $10.0 million charge related to certain legal settlements. See "Note 9" of "Notes to Condensed Consolidated Financial Statements" for additional information. Special items also include a charge of $3.2 million related to reserves recorded in the third quarter of 2022 for certain accounts and notes receivable primarily associated with the termination of a significant franchisee in the United Kingdom.
For the nine months ended September 25, 2022, Special items include a first-quarter one-time, non-cash provision of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions in the first quarter, $3.2 million related to PJUK reserves in the third quarter, a second-quarter $1.5 million charge related to advisory fees and severance costs associated with the transition of certain executives in the second quarter, and charges of $15.0 million related to certain legal settlements occurring in the first and third quarters of 2022, respectively. See “Note 2” of “Notes to Condensed Consolidated Financial Statements” for further information regarding one-time, non-cash provision recorded in the first and third quarters of 2022 and see “Note 9” of “Notes to Condensed Consolidated Financial Statements” for further discussion regarding the legal settlements.
(c)For the three and nine months ended September 26, 2021, the Special items of $2.2 million and $9.4 million, respectively, consist of strategic reorganization costs associated with our new corporate office in Atlanta which concluded at the end of 2021.
Depreciation and amortization expense was $13.3 million, or 2.6% of revenues three months ended September 25, 2022, compared to $11.5 million, or 2.2% of revenues for the prior year comparable period. For the nine months ended September 25, 2022, Depreciation and amortization expense was $38.0 million, or 2.4% of revenues, compared to $36.8 million, or 2.4% of revenues, for the prior year comparable periods.

Operating Income by Segment
Operating income decreased $19.1 million to $19.5 million and decreased $57.3 million to $72.8 million for the three and nine months ended September 25, 2022, respectively, compared to the prior year comparable periods.
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

	Three Months Ended
(In thousands)	Reported Sep. 25, 2022	Special items in 2022 (a)	Adjusted Sep. 25, 2022	Reported Sep. 26, 2021	Special items in 2021 (b)	Adjusted Sep. 26, 2021	Adjusted Increase (Decrease)

Domestic Company-owned restaurants	$3,667	$—	$3,667	$9,480	$—	$9,480	$(5,813)
North America franchising	31,464	—	31,464	29,830	—	29,830	1,634
North America commissaries	8,425	—	8,425	9,598	—	9,598	(1,173)
International	1,136	4,132	5,268	9,618	—	9,618	(4,350)
All others	2,037	—	2,037	3,848	—	3,848	(1,811)
Unallocated corporate expenses	(27,684)	10,000	(17,684)	(23,158)	2,153	(21,005)	3,321
Elimination of intersegment losses (profits)	416	—	416	(639)	—	(639)	1,055
Total	$19,461	$14,132	$33,593	$38,577	$2,153	$40,730	$(7,137)
(a) For the three months ended September 25, 2022, Special items impacting Operating income include a charge of $10.0 million related to certain legal settlements and $4.1 million related to PJUK reserves and impairment related to the termination of a significant franchisee in the UK in the third quarter.
(b) For the three months ended September 26, 2021, Special items impacted Operating income include a charge of $2.2 million related to strategic reorganization costs associated with our new office in Atlanta.

	Nine Months Ended
(In thousands)	Reported Sep. 25, 2022	Special items in 2022 (a)	Adjusted Sep. 25, 2022	Reported Sep. 26, 2021	Special items in 2021 (b)	Adjusted Sep. 26, 2021	Adjusted Increase (Decrease)

Domestic Company-owned restaurants	$11,579	$8,412	$19,991	$40,165	$—	$40,165	$(20,174)
North America franchising	96,225	—	96,225	90,791	—	90,791	5,434
North America commissaries	28,717	—	28,717	29,089	—	29,089	(372)
International	12,897	7,647	20,544	26,665	—	26,665	(6,121)
All others	7,943	—	7,943	14,860	—	14,860	(6,917)
Unallocated corporate expenses	(84,138)	30,376	(53,762)	(70,937)	9,364	(61,573)	7,811
Elimination of intersegment losses (profits)	(423)	—	(423)	(557)	—	(557)	134
Total	$72,800	$46,435	$119,235	$130,076	$9,364	$139,440	$(20,205)
(a) For the nine months ended September 25, 2022, Special items impacting Operating income include a one-time, non-cash provision of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions in the first quarter, a charge of $15.0 million associated with certain legal settlements, an $8.4 million refranchising loss associated with the sale of our ownership interest in a joint venture including 90-restaurants, $4.1 million related to PJUK reserves and impairment related to the termination of a significant franchisee in the UK in the third quarter, $2.8 million for the impairment of certain reacquired franchise rights and a charge of

$1.5 million related to advisory fees and severance costs associated with the transition of certain executives in the second quarter. See Note 2 and Note 10 for more information.
(b) For the nine months ended September 26, 2021, Special items impacting Operating income consist of a charge of $9.4 million related to strategic reorganization costs associated with our new corporate office in Atlanta which concluded at the end of 2021.
Excluding the impact of special items, Operating income decreased $7.1 million, or 17.5% and $20.2 million, or 14.5% for the three and nine months ended September 25, 2022, respectively. These decreases were primarily due to the following:
•Domestic Company-owned restaurants decreased $5.8 million and $20.2 million for the three and nine months ended September 25, 2022, respectively. Excluding the impact of the Company refranchising its 51% ownership in a 90-restaurant consolidated joint venture in the second quarter, Domestic Company-owned restaurants decreased $3.4 million and $14.0 million, primarily due to higher commodity and labor cost, partially offset by higher revenues related to strategic pricing actions and lower bonuses.
•North America franchising increased $1.6 million and $5.4 million for the three and nine months ended September 25, 2022, respectively. Excluding the impact of the above mentioned refranchising, North America franchising increased $0.5 million and $3.1 million, respectively. The three month period increase was primarily due to positive equivalent units of 1.2%, partially offset by a decrease in comparable sales of 0.5%. The nine month period increase was due to an increase in comparable sales of 1.2% and higher equivalent units of 1.5%.
•North America commissaries decreased $1.2 million and $0.4 million for the three and nine months ended September 25, 2022, respectively, primarily due to commodity price increases and higher operating costs. The North America commissaries have increased prices, however margins have been declining due to lower volume of items sold.
•International decreased $4.4 million and $6.1 million for the three and nine months ended September 25, 2022, respectively, primarily due to lower PJUK commissary revenues and royalties attributed to lower comparable sales, which declined 10.1% and 5.8%, for the three and nine months ended September 25, 2022, respectively.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, decreased $1.8 million and $6.9 million for the three and nine months ended September 25, 2022, respectively, compared to the prior year comparable periods primarily due to timing of expenditures for technology support initiatives.
•Unallocated corporate expenses decreased $3.3 million and $7.8 million for the three and nine months ended September 25, 2022, respectively. The decrease for the nine months ended September 25, 2022, compared to prior year comparable period primarily due to lower incentive compensation costs, partially offset by higher labor, travel, and occupancy cost associated with the re-opening of corporate headquarters in the first quarter of 2022.
Refranchising and Impairment losses
On March 28, 2022, we refranchised our 51 percent ownership interest in a 90-restaurant consolidated joint venture between Papa Johns and Blue and Silver Ventures in Texas for cash proceeds of $14.0 million, net of transaction costs. We recorded a one-time, non-cash charge of $8.4 million in the first quarter related to the divestiture. The Company also recorded an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict, including, but not limited to, international sanctions.
In the third quarter of 2022, we terminated a significant franchisee in the United Kingdom, resulting in a charge of $0.9 million related to lease impairment.
Net Interest Expense
Net interest expense increased $3.6 million, or 91.6%, and $6.7 million, or 59.4% for three and nine months ended September 25, 2022, respectively due to higher average outstanding debt on our revolving credit facility. Total debt outstanding was $557.0 million and $490.0 million as of September 25, 2022 and December 26, 2021, respectively.

Income Tax Expense

Our effective income tax rates were 28.5% and 16.8% for three and nine months ended September 25, 2022, respectively, compared to 11.7% and 16.3% for the prior year comparable periods. The increase in the effective rate for the three months ended September 25, 2022 was caused by a reduction in foreign tax credits, a shift in income between jurisdictions and an overall decrease in pre-tax income. A federal return to provision true-up was recorded in the third quarter of 2021 which positively impacted the effective tax rate in the three and nine months periods ended September 25, 2021.

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Income before income taxes	$11,838	$34,598	$54,833	$118,801
Income tax expense	$3,374	$4,057	$9,212	$19,387
Effective tax rate	28.5%	11.7%	16.8%	16.3%
Diluted Earnings (Loss) Per Common Share
Diluted earnings per common share was $0.23 for the three months ended September 25, 2022, compared to $0.79 in the prior year comparable period. For the nine months ended September 25, 2022, diluted earnings per common share was $1.22, compared to diluted loss per common share of $0.59 for the prior year comparable period.
Excluding the impact of Special items, adjusted diluted earnings per common share were $0.54 and $2.23 for the three and nine months ended September 25, 2022, respectively, compared to adjusted diluted earnings per common share of $0.83 and $2.76 for the prior year comparable periods. Diluted earnings per common share for the nine months ended September 25, 2022 included Special items of $36.0 million, net of tax. Diluted earnings per common share for the nine months ended September 26, 2021 included Special items of $117.1 million, net of tax. See “Items Impacting Comparability; Non-GAAP Measures” for additional information on Special items.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

GAAP operating income	$19,461	$38,577	$72,800	$130,076
Refranchising and impairment losses(a)	905	—	26,701	—
Legal settlements(b)	10,000	—	15,000	—
Provision for uncollectible accounts and notes receivable(c)	3,227	—	3,227
Strategic corporate reorganization costs(d)	—	2,153	—	9,364
Other costs(e)	—	—	1,507	—
Adjusted operating income	$33,593	$40,730	$119,235	$139,440

GAAP net income (loss) attributable to common shareholders	$8,245	$28,961	$43,996	$(20,423)
Refranchising and impairment losses(a)	905	—	26,701	—
Legal settlements(b)	10,000	—	15,000	—
Provision for uncollectible accounts and notes receivable(c)	3,227	—	3,227	—
Strategic corporate reorganization costs(d)	—	2,153	—	9,364
Other costs(e)	—	—	1,507	—
Repurchase and conversion of Series B Preferred Stock(f)	—	—	—	109,852
Tax effect of Non-GAAP adjustments on special items(g)	(3,180)	(483)	(10,449)	(2,098)
Adjusted net income attributable to common shareholders	$19,197	$30,631	$79,982	$96,695

GAAP diluted earnings (loss) per common share	$0.23	$0.79	$1.22	$(0.59)
Refranchising and impairment losses(a)	0.03	—	0.75	—
Legal settlements(b)	0.28	—	0.42	—
Provision for uncollectible accounts and notes receivable(c)	0.09	—	0.09	—
Strategic corporate reorganization costs(d)	—	0.05	—	0.27
Other costs(e)	—	—	0.04	—
Repurchase and conversion of Series B Preferred Stock(f)	—	—	—	3.14
Tax effect of Non-GAAP adjustments on special items(g)	(0.09)	(0.01)	(0.29)	(0.06)
Adjusted diluted earnings per common share	$0.54	$0.83	$2.23	$2.76

Amounts shown exclude include the impact of allocation of undistributed earnings to participating securities for Special items.
(a)The following refranchising and impairment adjustments are included on a pre-tax basis:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Refranchising impairment loss(1)	$—	$—	$8,412	$—
Ukraine-related charge(2)	—	—	17,385	—
PJUK lease impairment(3)	905	—	905	—
Total adjustment	$905	$—	$26,702	$—
(1) Represents a one-time, non-cash charge of $8.4 million ($0.23 loss per diluted share) recorded in the first quarter of 2022 associated with the refranchising of the Company’s controlling interest in the 90-restaurant joint venture, recorded as Refranchising and impairment loss;
(2) A charge of $17.4 million ($0.48 loss per diluted share) was recorded in the first quarter of 2022 in one-time, non-cash expense related to the reserve of certain loans and impairment of reacquired franchised rights related to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million;
(3) An impairment charge of $0.9 million on the right-of-use assets on leases recorded in the third quarter of 2022 associated with the termination of a significant franchisee in the United Kingdom, which was recorded in Refranchising and impairment loss.

(b)Represents an accrual of certain legal settlements, recorded in General and administrative expenses. See "Note 9" for further information.

(c)Represents a $3.2 million charge recorded in the third quarter of 2022 associated with the termination of a significant franchisee in the United Kingdom related to the reserve of certain accounts and notes receivable.

(d)Represents strategic corporate reorganization costs associated with our new corporate office in Atlanta, Georgia.

(e)Represents advisory fees and severance costs associated with the transition of certain executives.

(f)Represents the one-time charge related to the repurchase and conversion of all shares of Series B Preferred Stock and includes related professional fees incurred as part of the transaction.

(g)The tax effect for Special items was calculated by applying the marginal tax rate of 22.5% and 22.4% for the three and nine months ended September 25, 2022 and September 26, 2021, respectively.
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

Liquidity and Capital Resources
Cash Flows
The table below summarizes our cash flows from continuing operations for the nine months ended September 25, 2022 and September 26, 2021:

	Nine Months Ended
	September 25, 2022	September 26, 2021
Total cash provided by (used in):
Operating activities	$76,553	$193,624
Investing activities	(30,229)	(41,191)
Financing activities	(79,216)	(177,058)
Change in cash and cash equivalents, excluding the impact of foreign currency	$(32,892)	$(24,625)
Operating Activities
Cash provided by operating activities was $76.6 million for the nine months ended September 25, 2022 compared to $193.6 million for the corresponding period of 2021. The decrease of $117.1 million primarily reflects lower cash from operating activities as a result of overall business performance and lower accrued expenses.
Investing Activities
Cash used in investing activities was $30.2 million for the nine months ended September 25, 2022 compared to $41.2 million for the same period in 2021, or a decrease of $11.0 million. The decrease in cash used in investing activities was primarily due to a larger net repayment of notes and $13.6 million in proceeds, net of transaction costs, from the impact of refranchising 90-restaurants in the first quarter of 2022, partially offset by an increase in capital expenditures.
Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2022 will be approximately $75 million to $85 million. This estimate includes the acquisition of sites and construction costs for new Company-owned stores that have opened or that we expect to open during 2022. We intend to fund our capital expenditures with cash generated by operations and borrowings under our senior secured revolving credit facility with an aggregate remaining available principal amount of the $443.0 million million (the "PJI Revolving Facility"), as necessary.
Financing Activities
Cash used in financing activities was $79.2 million for the nine months ended September 25, 2022 compared to $177.1 million for the same period of 2021, a decrease of $97.8 million in cash used in financing activities. The nine months ended September 25, 2022 includes outflows of $95.0 million in share repurchases, and $40.0 million of common dividends paid offset by net borrowings of $67.0 million from the credit facility. The nine months ended September 26, 2021 reflects outflows of $340.0 million in repayment of the term loan, $188.6 million in payment of cash consideration for the repurchase and conversion of all of the Company’s Series B Preferred Stock outstanding, and dividends to common and preferred shareholders of $34.0 million and share repurchases of $20.6 million, offset by inflows of $400.0 million in proceeds from the issuance of senior notes and net borrowings from the credit facility of $15.0 million.
Debt
Our outstanding debt as of September 25, 2022 was $557.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes (the "Notes") and $157.0 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $443.0 million as of September 25, 2022.
Our Amended Credit Agreement, dated September 14, 2021, contains affirmative and negative covenants that, among other things, require customary reporting obligations and restrict, subject to certain exceptions, the occurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

	Permitted Ratio	Actual Ratio as of Sept. 25, 2022
Leverage ratio	Not to exceed 5.25 to 1.0	2.4 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	4.2 to 1.0
Our leverage ratio is defined as outstanding debt divided by consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 25, 2022.
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
Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. There was no debt outstanding under the PJMF Revolving Facility as of September 25, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.
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
The following table summarizes our repurchase activity under these programs for the three and nine months ended September 25, 2022 and September 26, 2021:

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
September 25, 2022	229	$85.15	$19,529	$329,800
September 26, 2021	104	$119.47	$12,367	$51,743

(in thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nine Months Ended
September 25, 2022	982	$96.71	$95,000	$329,800
September 26, 2021	187	$110.00	$20,555	$51,743
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.

Dividends
The Company recorded dividends of approximately $39.9 million ($1.12 per share) for the nine months ended September 25, 2022. On October 27, 2022, our Board of Directors declared a fourth quarter dividend of $0.42 per common share (approximately $14.9 million in the aggregate), which will be paid on November 25, 2022 to stockholders of record as of the close of business on November 14, 2022 The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the nine-months periods of 2022 and 2021 (in thousands):

	Nine Months Ended
	September 25, 2022	September 26, 2021

Net cash provided by operating activities	$76,553	$193,624
Purchases of property and equipment	(48,424)	(41,328)
Dividends paid to preferred stockholders	—	(6,394)
Free cash flow	$28,129	$145,902
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
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, the financial impact of the temporary business disruptions and changes in demand we are experiencing related to the current outbreak of the coronavirus pandemic, commodity and labor costs, currency fluctuations, profit margins, unit growth, unit level performance, capital expenditures, restaurant and franchise development, the duration of changes in consumer behavior caused by the pandemic, labor shortages and price increases, inflation, royalty relief, franchisee support, the effectiveness of our menu innovations and other business initiatives, marketing efforts, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•the ability of the Company to successfully navigate the deteriorating macroeconomic conditions in the United Kingdom;
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
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, as updated by “Part II. Item IA. – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter end March 27, 2022, and this Quarterly

Report on Form 10-Q, as well as subsequent filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 25, 2022 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. See “Note 8” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our international operations principally consist of distribution sales to franchised Papa John’s restaurants located in the United Kingdom and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our international franchisees. Approximately, 6.0% and 6.2% of our revenues were derived from these operations for the three and nine months ended September 25, 2022, respectively, as compared to 7.5% and 7.2% for the prior year comparable periods.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $4.6 million and $9.0 million on International revenues for the three and nine months ended September 25, 2022, respectively, and a favorable impact of $2.1 million and $7.9 million for the three and nine months ended September 26, 2021, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.4 million and $1.5 million on operating income for the three and nine months ended September 25, 2022, respectively, and a favorable impact of $0.4 million and $1.7 million on operating income for the three and nine months ended September 26, 2021, respectively.
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
The following table presents the actual average block price for cheese by quarter through the third quarter of 2022 and the projected average block price by quarter for 2022 (based on the October 28, 2022 Chicago Mercantile Exchange cheese futures market prices):

	2022		2021
	Projected Block Price		Actual Block Price

Quarter 1	$1.966		$1.676
Quarter 2	2.296		1.680
Quarter 3	1.938		1.676
Quarter 4	1.974		1.786
Full Year	$2.043	(a)	$1.705

(a)
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
Item 1A. Risk Factors
Except as set forth below and in "Part II. Item IA - Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
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
Our business, financial condition and results of operations have been and could continue to be adversely affected by deteriorating economic and business conditions in the United Kingdom
There are approximately 500 franchised Papa John’s restaurants located in the United Kingdom, and we also operate an international QC Center in the United Kingdom. During 2022, our business in the United Kingdom has been subject to adverse macroeconomic conditions, including high inflation, rising interest rates, the recent energy crisis, slowing economic growth, volatile exchange rates, and an increased VAT tax rate, which has resulted in negative comparable sales and a challenging operating environment for our franchisees. As we navigate this challenging economic environment, we will be investing in capabilities to improve our operations and will work to re-position the franchise base to further strengthen our business in the United Kingdom. If our efforts to re-position the franchise base are unsuccessful, we might need to find new operators for certain unprofitable stores and/or close them. In addition, the Company is considering providing financial support to franchisees in the United Kingdom, which may be in the form of royalty relief, loans, or loan forgiveness, all of which would adversely impact the Company’s financial condition and results of operations in the region. The type and amount of franchisee support has not been determined and ultimately may not be sufficient to keep restaurants in the United Kingdom from closing, particularly if current economic conditions worsen. The Company is unable to predict the duration or the extent of the macroeconomic deterioration in the United Kingdom or the extent to which franchised restaurants will be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. Funding for the share repurchase program is provided through our operating cash flows and our $600.0 million PJI Revolving Facility.
The following table summarizes our repurchase activity under this share repurchase program by fiscal period during the three months ended September 25, 2022 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/27/2022 - 7/24/2022	167	$84.60	167	$335,169
7/25/2022 - 8/21/2022	62	$86.63	62	$329,800
8/22/2022 - 9/25/2022	—	$—	—	$329,800
Total	229	$85.15	229	$329,800
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended September 25, 2022, the Company acquired approximately 22,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 25, 2022, filed on November 3, 2022, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 3, 2022	/s/ Ann B. Gugino
Ann B. Gugino
Chief Financial Officer