Form 10-K
period 2022-12-25
PAPA JOHNS INTERNATIONAL INC
filed 2023-02-23
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2022
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
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	Trading Symbol(s)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	PZZA	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 26, 2022, was $2,906,744,039.
As of February 16, 2023, there were 34,680,269 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2023 are incorporated by reference into Part III of this annual report where indicated.

PART I
Item 1. Business
General
Papa John’s International, Inc., a Delaware corporation (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa John’s began operations in 1984. At December 25, 2022, there were 5,706 Papa John’s restaurants in operation, consisting of 522 Company-owned and 5,184 franchised restaurants operating in 48 countries and territories. Our Company-owned restaurants include 98 restaurants operated under three joint venture arrangements. All of our International restaurants are franchised. In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Strategy
We are committed to delivering on our brand promise “BETTER INGREDIENTS. BETTER PIZZA.®” and a business strategy designed to drive sustainable long-term, profitable growth. Papa John’s is driven by five strategic priorities:
Build a culture of leaders who believe in diversity, inclusivity and winning. A diverse, inclusive environment is essential to attracting the talent that makes Papa Johns the world’s best pizza delivery company. See the “Human Capital” section below where we discuss our ongoing initiatives in this area.
Re-establish the superiority of our pizza via commercial platforms. We believe that using high quality ingredients leads to superior quality pizzas. Our original crust pizza dough is made from six simple ingredients and is fresh, never frozen. We also top our pizzas with our signature pizza sauce made with vine-ripened tomatoes, real cheese and meat full of flavor, not filler. Our marketing and menu strategies focus on menu innovations that provide both value and variety to our customers, but importantly, do not add significant complexity to our restaurant operations or to supply chain needs. Over the past three years, we have made purposeful additions to our menu, ensuring these additions are well-timed for our growth, without sacrificing our premium quality. This deliberate strategy focuses on innovation that adds value to our system rather than short-term discounts, contributing to more productive ticket growth and, most importantly, higher customer satisfaction. We believe in the importance of providing options that appeal to our customers’ diverse dietary needs and preferences, and our nutritionists and food innovation teams are continuously looking for ways to reflect this in our menu. Our product innovations form the foundation of our strategy for growing comparable sales and improving unit economics.
Improve unit-level profitability and performance of our Company and franchisee restaurants. We have been intent on taking proactive steps to drive profitable growth, especially under the current challenging operating environment. This includes growing ticket and transactions through menu innovations, customer insights and strategic pricing actions. In addition to increasing average unit volumes, our strategy focuses on further sharpening our execution and driving BETTER customer experience for faster service while optimizing labor allocation, enhancing operational efficiencies and effectively managing margins.
Leverage our technology infrastructure to drive our business operations. We utilize technology to deliver a better customer experience, improve operational efficiencies and inform our decision-making. Approximately 85% of our Domestic sales are through digital channels, including website, apps, third party aggregators, and centralized call centers, providing a significant competitive advantage when compared with other QSR models. We are continuously investing in technology to enhance our digital capabilities for both our customers as well as our employees. Our loyalty program (“Papa Rewards”) and one-to-one marketing platforms help us retain loyal customers and attract new ones. We also partner with top domestic delivery aggregators to meet customer demand for our products. Aggregators have also helped navigate the labor shortage that the Company is experiencing by providing supplemental delivery drivers, especially during peak times when our delivery teams are working at full capacity. Our integrations with the aggregator marketplaces and our nationwide integration with a third-party delivery service provider have been key tools allowing us to continue to meet our customers in the channel of their choice.
Profitably expand our footprint domestically and internationally. We continue to pursue a growth strategy by expanding our footprint, both domestically and internationally. We partner with large local investors to expand into new regions and markets, seeking to ensure our partners are aligned with our strategic priorities and committed to the Papa Johns brand. Nearly all of our top-25 North American franchisees now have development agreements in place. Internationally, our teams are laying the groundwork for the future by accelerating growth in our established markets, identifying attractive new markets to enter and attracting new well-capitalized franchisees to partner with.
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
Segment Overview
Papa John’s has four defined reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries (Quality Control Centers), and International operations.
Domestic Company-owned Restaurants
The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, and side items, including breadsticks, Papa Bites, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages.
Of the total 3,376 North American restaurants open as of December 25, 2022, 522 units, or approximately 15%, were Company-owned. In 2022, the 514 Domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.3 million.
Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire Papa John’s system.
North America franchising
The North America franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. Our North American franchised restaurants, which included 2,472 restaurants in the full year’s comparable base for 2022, generated average annual unit sales of $1.1 million. These sales, while not included in the Company’s revenues, contribute to our royalty revenues, franchisee marketing fund contributions, and commissary revenue.
North America commissary
The North America commissary segment comprises 11 full-service regional dough production and distribution Quality Control Centers (“QC Centers”) in the United States, which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant served. This system enables us to monitor and control product quality and consistency while lowering food and other costs. We also have one QC Center in Canada, which produces and distributes fresh dough. We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. To ensure consistent food quality, each Domestic franchisee is required to purchase dough and pizza sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers.
International
International franchisees are defined as all franchise operations outside of the United States and Canada. As of December 25, 2022, there were 2,330 International restaurants, all of which are franchised. The International segment principally consists of distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. The Company currently operates one International QC Center, which is in the UK. Other QC Centers outside North America are operated by franchisees pursuant to license agreements or by other third parties.

All others
All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all others.” These consist of operations that derive revenues from franchise contributions to our marketing funds and the sale, principally to Company-owned and franchised restaurants, of information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms, and printing and promotional items.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23. Segment Information” of “Notes to Consolidated Financial Statements” for financial information about our segments.
Development
At December 25, 2022, there were 5,706 Papa John’s restaurants operating in 48 countries and territories, as follows:

	Domestic Company-owned	Franchised North America	Total North America	International(a)	System-wide
Beginning - December 26, 2021	600	2,739	3,339	2,311	5,650
Opened	10	76	86	292	378
Closed	—	(49)	(49)	(85)	(134)
Sold	—	(2)	(2)	—	(2)
Acquired	2	—	2	—	2
Refranchised	(90)	90	—	—	—
Suspended (a)	—	—	—	(188)	(188)
Ending - December 25, 2022	522	2,854	3,376	2,330	5,706
Net unit growth/(decline) (a)	(78)	115	37	207	244
______________________________
(a)    As previously disclosed, the Company has suspended corporate support for all franchised restaurants located in Russia. These suspended restaurants are excluded from net unit growth calculations.

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
North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. The franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Incentives to franchisees offered from time to time may reduce the contractual royalty rate paid.
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
Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales. For international markets with sub-franchise agreements, the effective sub-franchise royalty received by the Company is generally 3% of sales and the master franchisee generally receives a royalty of 2% of sales. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our Domestic franchise agreement. Development agreements will be negotiated at other-than-standard terms for fees and royalties, and we may offer various development and royalty incentives.
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
Franchisee Loans. Selected Domestic and International franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or, in certain international markets, for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 25, 2022, net loans outstanding totaled $28.1 million. See “Note 2. Significant Accounting Policies” of “Notes to Consolidated Financial Statements” for additional information.
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
The restaurant-level and Co-op marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund. PJMF is a consolidated nonstock corporation, designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials and advertises the Company’s products through digital media including banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email. PJMF also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.
In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.
Human Capital
Our team members are critical to our success. As of December 25, 2022, we employed approximately 12,000 persons, of whom approximately 9,600 were team members at Company-owned restaurants, approximately 700 were management personnel at Company-owned restaurants, approximately 700 were corporate personnel and approximately 1,100 were QC Center and our print and promotions subsidiary personnel. Our team members are non-unionized, and most restaurant team members work part-time and are paid on an hourly basis.

Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. We estimate the total number of persons in the Papa John’s system, including our team members, franchisees and the team members of franchisees, was approximately 115,000 as of December 25, 2022.
Diversity, Equity and Inclusion
At Papa Johns, we welcome a wide array of voices to our table. A diverse, inclusive environment is essential to attracting the talent that makes Papa Johns the world’s best pizza delivery company. As such, we welcome all entrepreneurial spirits, innovators and pizza lovers. We are building a culture that both reflects our corporate values of People First and Everyone Belongs and creates a competitive advantage in attracting and retaining talent. Across our restaurants, Quality Control Centers and corporate hubs, Papa Johns team members are valued for their contributions, treated equitably, encouraged to share their feedback and ideas, provided the tools needed to ensure their safety and total wellness and given ample opportunities to grow in their careers. After being recognized by Forbes in 2021 as one of America’s Best Employers for Diversity, Papa John’s joined Forbes’ annual list of the World’s Best employers in 2022. We were honored to rank #1 amongst all pizza companies and #2 in the entire restaurant category. Also, for the second year in a row, we received a score of 100 on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index.
Creating an inclusive and diverse culture that supports and values team members is important to attracting and retaining talented, dedicated employees. We’re implementing initiatives to diversify our workforce and leadership pipeline by attracting, recruiting, developing and supporting talent who represent our customers and communities, to embed policies and practices that ensure fairness, build trust and hold ourselves accountable, and to instill and reward behaviors across the organization that foster belonging and increase employee engagement. We have also initiated multiple corporate initiatives over the past several years, including required unconscious bias training for team members, annual Diversity, Equity, and Inclusion training for all team members, the launch of The Papa John’s Foundation for Building Community, our Day of Service with Boys and Girls Clubs of America, and the creation of eight global inclusion resource groups with leaders engaging across the organization.
Talent Attraction, Retention and Development
Our ability to attract and retain hourly employees in our restaurants has become more challenging, especially as the job market has become more competitive. Our goal to help all Papa John's employees succeed begins with efforts to attract and recruit a wide range of people from different backgrounds, cultures, education experiences, religions and other indicators of diversity because we know a workforce that reflects the diversity of our customers and communities brings more innovative thinking and better ideas and solutions to our business. In 2022, we expanded our efforts to recruit diverse talent by implementing anti-bias training for our recruiters. To meet job candidates where they live, and gain a deeper understanding of their personal, educational and professional goals, we sponsor and attend job fairs, scholarship programs and university and professional organization events. Our recruiting strategy aims to diversify the candidate pool for all manager level and above positions. We offer our team members hiring and referral bonuses as well as expanded health, wellness and paid time off.
To help our team members succeed in their roles and to ensure consistent operational execution, we emphasize continuous training and development opportunities, including providing innovative tools and materials for the operational training and development of team members. Operations personnel complete our management training program and ongoing development programs, including multi-unit training, in which instruction is given on all aspects of our systems and operations. In addition, to further support our team members’ development, we established our Dough & Degrees program, which allows our team members to earn a college degree for free or at a reduced tuition in partnership with Purdue University Global and the University of Maryland Global Campus, among others. In 2022, we made enhancements to the program, including expanded educational offerings and less restrictive eligibility requirements. Employees working at least ten hours per week can now obtain their High School Diplomas, learn English as a second language, and earn associate’s, bachelor’s and/or master’s degrees. We also offer a tuition reimbursement program that provides another opportunity for our team members to advance their careers.
Compensation and Benefits
One of our core values is People First. As such, we are committed to providing competitive pay and benefits to attract and retain top talent, whether in our Domestic Company-owned stores, in our supply chain centers or in our corporate offices. We pay competitive wages to our front line team members in our Domestic Company-owned stores.
Papa John’s offers a comprehensive benefits package to eligible team members. We also make available to our team members several benefits designed to promote an inclusive workplace like paid parental leave, adoption support, and health plans that are available to dependents, spouses, and domestic partners. We offer eligible team members a 401(k) plan, with a competitive Company matching component to encourage retirement savings.
Beyond basic insurance programs, Papa John’s offers wellness services to help team members manage and optimize their health. These no-cost programs include smoking cessation, diabetes and hypertension management, weight management, and mental health support through Papa John’s employee assistance program for all part-time and full-time team members and their dependents. Papa John’s also makes available the “Papa Cares” program that provides corporate office team members an onsite health clinic that provides a wide range of primary care services for adults, adolescents and children.
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
We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The laws of several states also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. State laws that regulate the franchisor-franchisee relationship presently exist in a significant number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the U.S. franchisor-franchisee relationship in certain respects if such bills were enacted. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” or other current or proposed regulations, and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. We are also subject to applicable laws in each non-US jurisdiction in which we operate.
Privacy and Data Protection
We are subject to privacy and data protection laws and regulations globally. The legal and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to impact our business. This includes recently enacted laws and regulations in the United States and in other countries which require notification to individuals and government authorities of breaches involving certain categories of personal information. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes in our marketing strategies. We have a privacy policy posted on our website at www.papajohns.com. The security of our financial data, customer information and other personal information is a priority for us.
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
We hold copyrights in authored works used in our business, including advertisements, packaging, training, website, and promotional materials. In addition, we have registered and maintain Internet domain names, including “papajohns.com,” and country code domains patterned as “papajohns.cc,” or a close variation thereof, with “.cc” representing a specific country code.
Environmental Matters
We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environment legislation or regulations on our operations. During 2022, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2023.
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
Industry and Macroeconomic Risks
Economic conditions in the U.S. and international markets could adversely affect our business and financial results.
Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn or recession, including deterioration in the economic conditions in the U.S. or international markets where we compete, or a slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations, including a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition. Poor economic conditions have in the past adversely affected and may in the future affect the ability of our franchisees to pay royalties or amounts owed and could also disrupt our business and adversely affect our results. Higher inflation, and a related increase in costs, including rising interest rates, as well currency restrictions and changes in foreign exchange rates, have impacted our franchisees and their ability to pay royalties, open new restaurants or operate existing restaurants profitably. As we navigate this environment, we may need to offer support for certain franchisees in the form of royalty relief, loans or other support, close unprofitable restaurants or markets, and/or consider other alternatives such as acquiring or purchasing franchise restaurants, QC Centers or operations to operate them until they can be refranchised. In addition, adverse macroeconomic conditions and other business-related changes in circumstances outside of our control may impact our ability to achieve our net unit development targets.
Our business, financial condition and results of operations have been and could continue to be adversely affected by deteriorating economic and business conditions in the United Kingdom. There are more than 500 franchised Papa John’s restaurants located in the United Kingdom, and we also operate an International QC Center in the United Kingdom. During 2022, our business in the United Kingdom was subject to adverse macroeconomic conditions, including high inflation, rising interest rates, an energy crisis, slowing economic growth, volatile exchange rates, and an increased VAT tax rate, which resulted in negative comparable sales and a challenging operating environment for our franchisees. These challenges also impacted the financial condition of our UK franchisees. We expect some of these conditions to continue in 2023. As we navigate this challenging economic environment, we are investing in capabilities to improve our operations and are working to re-position the franchise base to further strengthen our business in the United Kingdom. If our efforts to re-position the franchise base are unsuccessful, we might need to find new operators for certain unprofitable restaurants and/or close them, which could adversely impact the Company’s financial condition and results of operation in the region. In addition, the Company is providing financial support to certain franchisees in the United Kingdom, including in the form of marketing support and loans. This franchisee support may not be sufficient to keep restaurants in the United Kingdom from closing, particularly if current economic conditions worsen. The Company is unable to predict the duration or the extent of the macroeconomic deterioration in the United Kingdom or the extent to which franchised restaurants will be impacted.
We are also subject to ongoing risks and uncertainties associated with the United Kingdom’s withdrawal from the European Union (referred to as “Brexit”), including implications for the free flow of labor and goods in the United Kingdom and the European Union and other financial, legal, tax and trade implications.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine or other potential conflicts.
The global economy has been negatively impacted by the military conflict in Ukraine. Furthermore, governments in the United States, United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The Company has no company-owned restaurants in Russia or Ukraine and has suspended corporate support for its master franchisee in Russia, which operates and supplies all 188 franchised Papa John’s restaurants there. The Company is unable to predict how long the current environment will last or if it will resume corporate support to impacted franchised restaurants.

In addition, our international business is subject to the risks of other geopolitical tensions and conflicts, including, for example, the ongoing military conflict between Russia and Ukraine described above, and changes in China-Taiwan and United States-China relations. We have franchised restaurants located in China and South Korea. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn would adversely impact our business.
Our International operations are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.
Our International operations could be negatively impacted by volatility and instability in international economic, political, security, or health conditions in the countries in which the Company or our franchisees operate, especially in emerging markets. In addition, there are risks associated with differing business and social cultures and consumer preferences. We may face limited availability for restaurant locations, higher location costs and difficulties in franchisee selection and financing. We may be subject to difficulties in sourcing and importing high-quality ingredients (and ensuring food safety) in a cost-effective manner, hiring and retaining qualified team members, marketing effectively and adequately investing in information technology, especially in emerging markets.
Our International operations are also subject to additional risk factors, including import and export controls, compliance with anti-corruption and other foreign laws, difficulties enforcing intellectual property and contract rights in foreign jurisdictions, the imposition of increased or new tariffs or trade barriers and potential government seizures or nationalization. We intend to continue to expand internationally, which would make the risks related to our International operations more significant over time.
Our International restaurants’ results, which are completely franchised, depend heavily on the operating capabilities and financial strength of our franchisees. Any changes in the ability of our franchisees to run their restaurants profitably in accordance with our operating standards, or to effectively sub-franchise restaurants, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings (which could cause us to miss our net unit development targets). For example, we currently have a large international franchisee restructuring its financing in Chile.
Sales made by our franchisees in international markets and certain loans we provide to such franchisees are denominated in their local currencies, and fluctuations in the U.S. dollar occur relative to the local currencies. Accordingly, changes in currency exchange rates will cause our revenues, investment income and operating results to fluctuate. We have not historically hedged our exposure to foreign currency fluctuations. Our International revenues and earnings may be adversely impacted as the U.S. dollar rises against foreign currencies because the local currency will translate into fewer U.S. dollars. Additionally, the value of certain assets or loans denominated in local currencies may deteriorate. Other items denominated in U.S. dollars, including product imports or loans, may also become more expensive, putting pressure on franchisees’ cash flows. Our International franchisees may also be impacted by currency restrictions imposed by governmental authorities, which could impact their ability to pay royalties in compliance with their franchise agreement. We have experienced situations with franchisees being subject to currency restrictions and unable pay royalties in U.S. dollars.
We are subject to risks related to epidemic and pandemic outbreaks, including COVID-19, which may have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks related to the global COVID-19 pandemic, which has had, and is continuing to have, adverse impacts on economic and market conditions and our business. COVID-19 has created significant volatility, uncertainty and economic disruption in the regions in which we operate. We expect that certain parts of our operations will continue to be impacted by the continuing effects of COVID-19, including resurgences and variants of the virus. Our China market experienced COVID-19 pandemic-related restrictions in multiple cities that severely impacted customer mobility. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent.
The potential adverse effects of COVID-19 or from other potential epidemics or outbreaks could also include, but may not be limited to, our ability to meet consumer demand through the continued availability of our workforce and our franchisees’ workforce; other changes in labor markets affecting us, our franchisees and suppliers; supply chain disruptions and increases in operating costs; adverse impacts from new laws and regulations affecting our business; increased cyber risks and reliance on technology infrastructure to support our business and operations, including through remote-work protocols; fluctuations in foreign currency markets; credit risks of our customers and counterparties; and impairment of long-lived assets, the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the specific impact that COVID-19 could have on these risks remains uncertain. To the extent that COVID-19 continues to adversely affect the U.S. and global economy, our business, financial conditions or results of operations, it may also heighten other risks described in this section.
Our profitability may suffer as a result of intense competition in our industry.
The QSR Pizza industry in the United States is mature and highly competitive. Competition is based on price, service, location, food quality, convenience, brand recognition and loyalty, product innovation, effectiveness of marketing and promotional activity, use of technology, and the ability to identify and satisfy consumer preferences. We may need to reduce the prices for some of our products to respond to competitive and customer pressures, which may adversely affect our profitability. When commodity and other costs increase, we may be limited in our ability to increase prices. With the significant level of competition and the pace of innovation, we may be required to increase investment spending in several areas, particularly marketing and technology, which can decrease profitability.
In addition to competition with our larger competitors, we face competition from local quick service pizza delivery restaurants and new competitors such as fast casual pizza concepts. We also face competitive pressures from an array of food delivery concepts and aggregators delivering for quick service or dine in restaurants, using new delivery technologies or delivering for competitors who previously did not have delivery capabilities, some of which may have more effective marketing or delivery service capabilities. The emergence or growth of new competitors, in the pizza category or in the food service industry generally, may make it difficult for us to maintain or increase our market share and could negatively impact our sales and our system-wide restaurant operations. We also face increasing competition from other home delivery services and grocery stores that offer an increasing variety of prepped or prepared meals in response to consumer demand. In addition, if our competitors respond more effectively to changes in consumer preferences or increase their market share, it could have a negative effect on our business. As a result, our sales can be directly and negatively impacted by actions of our competitors, the emergence or growth of new competitors, consumer sentiment or other factors outside our control.
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
Changes in consumer preferences and trends could negatively affect us (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are or are perceived as healthier, lower-calorie, or lower in carbohydrates or otherwise based on their ingredients or nutritional content). Preferences for a dining experience such as fast casual pizza concepts could also adversely affect our restaurant business and reduce the effectiveness of our marketing and technology initiatives. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, customer sentiment and employment levels. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could adversely affect our operating results.
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
Our results depend upon our ability to differentiate our brand and our reputation for quality. Damage to our brand or reputation could negatively impact our business and financial results. Our brand has been highly rated in past U.S. surveys, and we strive to build the value of our brand as we develop international markets.
Consumer perceptions of our brand are affected by a variety of factors, such as the nutritional content and preparation of our food, the quality of the ingredients we use, our marketing and advertising, our corporate culture, our policies and systems related to diversity, equity and inclusion, our business practices, our engagement in local communities and the manner in which we source the commodities we use.
Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. Consumer perceptions may also be affected by third parties, including current or former spokespersons, employees and executives, presenting or promoting adverse commentary or portrayals of our industry, our brand, our suppliers or our franchisees, or otherwise making statements, disclosing information or taking actions that could damage our reputation. If we are unsuccessful in managing incidents that erode consumer trust or confidence, particularly if such incidents receive considerable publicity or result in litigation, our brand value and financial results could be negatively impacted.
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media, influencers, and/or shareholder activism could adversely impact our business.
In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination, and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, whether or not accurate. The dissemination of proprietary Company or negative information, whether or not accurate, by customers, employees, social media influencers, and others via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy.
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
We are also subject to the risk of negative publicity associated with various shareholder proposals, campaigns, and activism, including publicity related to the environment, animal welfare, diversity, responsible sourcing, and other Environmental, Social and Governance (“ESG”) topics. Despite our best efforts relating to ESG policies, initiatives and reporting, media reports and social media campaigns can create a negative opinion or perception of the company’s efforts. Such media reports and negative publicity could impact customer or investor perception of our Company or industry and can have a material adverse effect on our financial results.
In addition, we could be criticized for the scope or nature of our ESG initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
Our franchise business model presents a number of risks.
Our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants and compliance with applicable laws. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to maintain or grow their sales. If our franchisees do not maintain or grow sales, our revenues and margins could be negatively affected. Also, if sales trends worsen for franchisees, especially in emerging markets and/or high-cost markets, their financial results may deteriorate, which in the past has resulted in, and could in the future result in, among other things, required financial support from us, higher numbers of restaurant closures (which could cause us to miss our net unit development targets), reduced numbers of restaurant openings, franchisee bankruptcies or restructuring activities, delayed or reduced payments to us, or increased franchisee assistance, which reduces our revenues.

Our success also increasingly depends on the willingness and ability of our franchisees to remain aligned with us on operating, promotional and marketing plans. Franchisees’ ability to continue to grow is also dependent in large part on the availability of franchisee funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the creditworthiness of our franchisees. Our operating performance could also be negatively affected if our franchisees experience food safety, compliance, or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation. If franchisees do not successfully operate restaurants in a manner consistent with our required standards or applicable laws, the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
We may be adversely impacted by increases in the cost of food ingredients and other costs.
We are exposed to fluctuations in prices of commodities. An increase in the cost or sustained high levels of the cost of cheese or other commodities could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. We have recently experienced significant inflation in commodities prices, including food ingredients, which has significantly increased our operating expenses. Cheese, representing our largest food cost, and other commodities can be subject to significant cost fluctuations due to weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Many of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures we face.
Changes in privacy or data protection laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including email, text messages, social media and postal mailings. Any future restrictions in federal, state or foreign laws regarding marketing and solicitation or Domestic or International data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages, social media and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues.
Higher labor costs, increased competition for qualified team members and ensuring adequate staffing in our restaurants and QC Centers increase the cost of doing business. Additionally, changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.
Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our restaurants in an intensely competitive environment. We and our franchisees have experienced, and could continue to experience, a shortage of labor for restaurant positions due to job market trends and conditions, which could decrease the pool of available qualified talent for key functions. Our ability to attract and retain hourly employees in our restaurants has been impacted by these trends and conditions, and we expect staffing and labor challenges to continue into 2023. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants have had, and may in the future have, a negative impact on our Company-owned restaurant margins and the margins of franchised restaurants. Competition for qualified drivers for both our restaurants and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.
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
A significant number of hourly personnel are paid at rates at or above the federal and state minimum wage requirements. Accordingly, the enactment of additional state or local minimum wage increases above federal wage rates or regulations related to exempt employees has increased and could continue to increase labor costs for our Domestic system-wide operations. A significant increase in the federal minimum wage requirement could adversely impact our financial condition and results of operations.
Additionally, while we do not currently have a unionized workforce, certain employees of other companies in our industry have recently become unionized. If a significant portion of our corporate or franchisee’s workforce were to become unionized, labor costs could increase and our business could be negatively affected by union requirements that increase costs, disrupt business, reduce flexibility and affect the employer-employee relationship. Further, corporate or franchisees’ response to any union organizing efforts could negatively impact how our brand is perceived.
We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in or adapt to technological developments or industry trends could harm our business.
We rely heavily on information systems, including digital ordering solutions, through which a majority of our Domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. We plan to continue to invest in enhancing and improving the functionality and features of our information technology systems. However, we cannot ensure that our initiatives will be beneficial to the extent, or within the timeframes, expected or that the estimated improvements will be realized as anticipated or at all. Our failure to adequately invest in new technology and adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Notwithstanding adequate investment in new technology, our marketing and technology initiatives may not be successful in improving our comparable sales results. Additionally, we are in an environment where the technology life cycle is short and consumer technology demands are high, which requires continued reinvestment in technology that will increase the cost of doing business and will increase the risk that our technology may not be customer-centric or could become obsolete, inefficient or otherwise incompatible with other systems.
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
We opened an office in Atlanta, Georgia in October 2021 and in February 2023, we announced a plan to sell our office building and campus in Louisville and move the office to a new location in Louisville. These plans could also impact the existing location of our QC Center in Louisville. As a result, we have incurred and will incur certain non-recurring corporate reorganization costs, and these expenses have impacted and could adversely impact our results of operations during the relevant period, reduce our cash position and/or result in an impairment risk related to these assets. Additionally, our ability to achieve the anticipated benefits of our corporate reorganization are subject to assumptions and uncertainties. If we do not realize the anticipated benefits from these measures, or if we incur costs greater than anticipated, our financial condition and operating results may be adversely affected.
In addition, turnover in our Atlanta, Louisville and Milton Keynes, UK, corporate office support teams could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.
We may not be able to effectively market our products or maintain key marketing partnerships.
The success of our business depends on the effectiveness of our marketing and promotional plans. We may not be able to effectively execute our national or local marketing plans, particularly if we experienced lower sales that would result in reduced levels of marketing funds. In addition, our financial results may be harmed if our marketing, advertising, and promotional programs are less effective than those of our competitors, who may have greater resources which enable them to invest more than us in advertising. We may be required to expend additional funds to effectively improve consumer sentiment and sales, and we may also be required to engage in additional activities to retain customers or attract new customers to the brand. Such marketing expenses and promotional activities, which could include discounting our products, could adversely impact our results.
Spokespersons or marketing partners who endorse our products could take actions that harm their reputations, which could also cause harm to our brand. From time to time, in response to changes in the business environment and the audience share of marketing channels, we expect to reallocate marketing resources across social media and other channels. That reallocation may not be effective or as successful as the marketing and advertising allocations of our competitors, which could negatively impact the amount and timing of our revenues.
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
Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations, upgrade systems and enhance technology, or construct and open new restaurants. From time to time, the Company may provide financing to certain franchisees and prospective franchisees in order to mitigate store closings, allow new units to open, or complete required upgrades. If we are unable or unwilling to provide such financing, which is a function of, among other things, prevailing interest rates and a franchisee’s creditworthiness, the number of new restaurant openings may be slower or the rate of closures may be higher than expected and our results of operations may be adversely impacted. To the extent we provide financing to franchisees, our results could be negatively impacted by negative performance of these franchisee loans.
Our dependence on a sole supplier or a limited number of suppliers for some ingredients and other supplies could result in disruptions to our business.
Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for mozzarella cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our mozzarella cheese domestically and substantially all of our mozzarella cheese internationally. We also depend on a sole source for our supply of certain desserts and garlic sauce, which constitute less than 10% of our Domestic Company-owned restaurant sales. While we have no other sole sources of supply for key ingredients or menu items, we do source other key ingredients from a limited number of suppliers. While we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. We may be subject to interruptions in supply or shortages of these items due to factors beyond our control or issues with our suppliers from time to time. Alternative sources of mozzarella cheese, desserts, other key ingredients or menu items may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.
Increase in ingredient and other operating costs, including those caused by weather, climate change, COVID-19 and food safety, could adversely affect our results of operations.
Our Company-owned and franchised restaurants could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers. However, prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, COVID-19, crop disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of ingredients critical to our restaurant operations and have a significant impact on results. Increasing weather volatility or other long-term changes in global weather patterns, including related to global climate change, could have a significant impact on the price or availability of some of our ingredients, energy and other materials throughout our supply chain. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.
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
Changes in purchasing practices by our Domestic franchisees, or prolonged disruptions in our QC Center operations, could harm our commissary business.
Although our Domestic franchisees currently purchase substantially all food products from our QC Centers, the only required QC Center purchases by franchisees are pizza sauce, dough and other items we may designate as proprietary or integral to our system. Any changes in purchasing practices by Domestic franchisees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company. In addition, any prolonged disruption in the operations of any of our QC facilities, whether due to technical, systems, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results.
Our current insurance may not be adequate and we may experience claims in excess of our reserves.
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range up to $0.5 million. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced claims volatility and high costs for our insurance programs. We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted. Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.
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
Our outstanding debt as of December 25, 2022 was $605.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes due 2029 (the “Notes”) and $205.0 million under our revolving credit facility (the “PJI Revolving Facility”) that forms part of our amended and restated credit agreement (the “Amended Credit Agreement”). We had approximately $395.0 million of remaining availability under the PJI Revolving Facility as of December 25, 2022.
Our substantial level of indebtedness could have important consequences, including the following:
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes;
•increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate, regulatory and economic conditions;
•expose us to the risk of increased interest rates as borrowings under our Amended Credit Agreement will be subject to variable rates of interest;

•increase our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds.
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
The Indenture and the Amended Credit Agreement impose operating and financial restrictions on our activities. In particular, such agreements limit or prohibit our ability to, among other things:
•incur additional indebtedness;
•make certain investments;
•sell assets, including capital stock of certain subsidiaries;
•declare or pay dividends, repurchase or redeem stock or make other distributions to stockholders;
•consolidate, merge, liquidate or dissolve;
•enter into transactions with our affiliates; and
•incur liens.
In addition, our Amended Credit Agreement requires us to maintain compliance with specified leverage ratios under certain circumstances. Our ability to comply with these provisions may be affected by our business performance or events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.
These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.
Furthermore, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default or cross-acceleration provisions, and could increase the costs of availability of credit for us. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.
We are exposed to variable interest rates under our Amended Credit Agreement, and increases in interest rates would also increase our debt service costs and could materially impact our profitability.
We are exposed to variable interest rates under the Amended Credit Agreement. We have entered into interest rate swaps that fix a portion of our variable interest rate risk. However, by using a derivative instrument to hedge exposures to changes in interest rates, we also expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.

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
Climate change may have an adverse impact on our business.
We operate in 48 countries globally and recognize that there are inherent climate-related risks wherever business is conducted. For example, as we noted above, the supply and price of our food ingredients can be affected by multiple factors, such as weather and water supply quality and availability, which factors may be caused by or exacerbated by climate change. While we believe this geographic diversity is likely to lessen the impact of individual climate change related events on our financial results, our restaurants and operations may nonetheless be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires and droughts. Such events have the potential to disrupt our and our franchisees’ operations, cause store closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.
Increasingly complex laws and regulations could adversely affect our business.
We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Our failure, or the failure of any of our franchisees, to comply with applicable U.S. and international labor, health care, food, health and safety, consumer protection, franchise, anti-bribery and corruption, competition, environmental, and other laws may result in civil and criminal liability, damages, fines and penalties. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of food matters, online advertising, product marketing claims, and increased litigation and enforcement actions may increase compliance and legal costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business. For example, some local government agencies have implemented ordinances that restrict the sale of certain food and drink products, or the type of packaging and utensils that may be used.
Compliance with new or additional Domestic and International government laws or regulations, including the European Union General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and several other data privacy and biometric laws adopted by U.S. states, which could increase costs for compliance. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various states and countries in which we operate, which has resulted in greater compliance risk and costs. If we fail to comply with these laws or regulations, it could damage our brand and subject the Company to reputational damage, significant litigation, monetary damages, regulatory enforcement actions or fines in various jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.
There also has been increased stakeholder focus, including by US and foreign governmental authorities, investors, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs and those of our franchisees, and necessitate future investments in facilities and equipment. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks. These initiatives or goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of any disclosure.

In addition to the changing rules and regulations related to environmental, social and governance (“ESG”) matters imposed by governmental and self-regulatory organizations such as the SEC and the Nasdaq Stock Market LLC, a variety of third-party organizations and institutional investors evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
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
We have been subject to claims in cases containing collective and class action allegations. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. Litigation trends involving personal injury, employment law, intellectual property, data privacy, and the relationship between franchisors and franchisees may increase our cost of doing business. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, particularly collective and class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact earnings. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 25, 2022, there were 5,706 Papa John’s restaurants worldwide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “Domestic” as the contiguous United States.

North America Restaurants:

	Company (a)	Franchised	Total
Alabama	3	88	91
Alaska	—	10	10
Arizona	—	67	67
Arkansas	—	28	28
California	—	175	175
Colorado	—	47	47
Connecticut	—	5	5
Delaware	—	17	17
District of Columbia	—	10	10
Florida	41	259	300
Georgia	90	98	188
Hawaii	—	17	17
Idaho	—	14	14
Illinois	8	72	80
Indiana	44	92	136
Iowa	—	24	24
Kansas	16	19	35
Kentucky	42	64	106
Louisiana	—	60	60
Maine	—	3	3
Maryland	60	42	102
Massachusetts	—	7	7
Michigan	—	32	32
Minnesota	—	35	35
Mississippi	—	34	34
Missouri	41	27	68
Montana	—	9	9
Nebraska	—	13	13
Nevada	—	25	25
New Hampshire	—	3	3
New Jersey	—	54	54
New Mexico	—	17	17
New York	—	85	85
North Carolina	104	80	184
North Dakota	—	10	10
Ohio	—	161	161
Oklahoma	—	36	36
Oregon	—	14	14
Pennsylvania	—	84	84
Rhode Island	—	2	2
South Carolina	9	77	86
South Dakota	—	10	10
Tennessee	38	80	118
Texas	—	302	302
Utah	—	32	32
Virginia	26	119	145
Washington	—	43	43
West Virginia	—	23	23
Wisconsin	—	25	25
Wyoming	—	8	8
Total U.S. Papa John’s Restaurants	522	2,658	3,180
Canada	—	196	196
Total North America Papa John’s Restaurants	522	2,854	3,376
______________________________
(a)    Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 98 such restaurants at December 25, 2022 (60 in Maryland, 26 in Virginia, and 12 in Georgia).

International Restaurants:

Franchised
Azerbaijan	13
Bahrain	21
Bolivia	5
Cambodia	7
Cayman Islands	2
Chile	148
China	262
Colombia	56
Costa Rica	51
Cyprus	8
Dominican Republic	19
Ecuador	29
Egypt	74
El Salvador	36
Germany	15
Guam	3
Guatemala	33
Honduras	6
Iraq	1
Ireland	80
Israel	25
Kazakhstan	7
Kuwait	35
Kyrgyzstan	3
Mexico	57
Morocco	7
Netherlands	32
Nicaragua	4
Oman	21
Pakistan	18
Panama	32
Peru	51
Philippines	15
Poland	7
Portugal	3
Puerto Rico	26
Qatar	50
Saudi Arabia	20
South Korea	241
Spain	88
Trinidad	9
Tunisia	11
Turkey	62
United Arab Emirates	82
United Kingdom	532
Venezuela	23
Total International Papa John’s Restaurants	2,330

Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most Domestic restaurant leases is five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are also contingently liable for payment of approximately 53 Domestic leases.
Our corporate office in Atlanta, Georgia, is located in a leased space. Nine of our 12 North America QC Centers are located in leased spaces, with the remaining three QC Centers located in buildings we own. Our corporate office and our printing operations located in Louisville, KY are in buildings owned by us. We also maintain a Company-owned office and a full-service QC Center outside of London, UK, where our International operations are managed.
At December 25, 2022, we leased and subleased approximately 442 Papa John’s restaurant sites to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. See “Note 3. Leases” of “Notes to Consolidated Financial Statements” for additional information.
Item 3. Legal Proceedings
The information contained in “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” is incorporated by reference herein.
Item 4. Mine Safety Disclosures
None.
Information About Our Executive Officers
Set forth below are the current executive officers of Papa John’s:

Name	Age (a)	Position	First Elected Executive Officer
Robert M. Lynch	46	President and Chief Executive Officer	2019
Ann B. Gugino	50	Chief Financial Officer	2020
Amanda Clark	43	Chief International and Development Officer	2020
Caroline M. Oyler	57	Chief Legal and Risk Officer and Corporate Secretary	2018
C. Max Wetzel (b)	46	Executive Vice President, Chief Operations Officer	2019

(a)Ages are as of January 1, 2023
(b) On February 6, 2023, Mr. Wetzel notified the Company of his intention to resign from his position with the Company, effective March 17, 2023, to assume a chief executive officer position with another company.

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
Amanda Clark was appointed Chief International and Development Officer in May 2022 after previously serving as Chief Development Officer since joining Papa Johns in February 2020. Ms. Clark joined Papa Johns from Taco Bell where she served as Executive Vice President of Restaurant Experience from February 2019 to February 2020. She also served as

Senior Vice President, North America Development from May 2017 to February 2019. In addition, Ms. Clark served as general manager for Taco Bell Canada. Prior to joining Taco Bell, she worked at Procter and Gamble for nearly 12 years on some of P&G’s biggest brands, such as Olay, Pampers and Oral-B.
Caroline M. Oyler was appointed Corporate Secretary in July 2020 and Chief Legal & Risk Officer in October 2018. Ms. Oyler previously served as Senior Vice President, Chief Legal Officer from May 2018 to October 2018 and Senior Vice President, General Counsel from May 2014 to May 2018. Additionally, Ms. Oyler served as Senior Vice President, Legal Affairs from November 2012 to May 2014 and as Vice President and Senior Counsel since joining the Company’s legal department in 1999. She also served as interim head of Human Resources from December 2008 to September 2009. Prior to joining Papa Johns, Ms. Oyler practiced law with the firm Wyatt, Tarrant and Combs LLP.
C. Max Wetzel was appointed Executive Vice President, Chief Operating Officer in May 2022. Mr. Wetzel previously served as Executive Vice President, Chief Commercial Officer from October 2021 to May 2022 and as Chief Commercial and Marketing Officer from November 2019 to October 2021. Mr. Wetzel joined Papa Johns from PPG Architectural Coatings where he served as Vice President Consumer Brands and Business Transformation – U.S. and Canada from July 2018. Also at PPG, Mr. Wetzel served as Vice President Home Centers and Global Strategic Marketing from June 2016 through July 2018 and as General Manager Home Centers and Chief Marketing Officer U.S. & Canada starting in November 2014. Prior to PPG, Mr. Wetzel worked at H.J. Heinz Company for 10 years in a variety of domestic and global roles, leading consumer-driven businesses, developing brand marketing strategies and delivering profitable growth.
There are no family relationships between any of the directors or executive officers of the Company.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The Nasdaq Global Select Market tier of The Nasdaq Stock Market under the symbol “PZZA.” As of February 16, 2023, there were 1,321 record holders of our common stock. However, there are significantly more beneficial owners of our common stock than there are record holders.
On January 26, 2023, our Board of Directors declared a first quarter 2023 dividend of $0.42 per common share. The dividend was paid on February 17, 2023 to stockholders of record as of the close of business on February 6, 2023.
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
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021. In fiscal 2022, approximately 1,343,000 shares with an aggregate cost of $125.0 million and an average price of $93.07 per share were repurchased under our share repurchase program. Funding for the share repurchase program was provided through our operating cash flows and our $600.0 million PJI Revolving Facility.
The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 25, 2022 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/26/2022 - 10/23/2022	—	$—	—	$329,800
10/24/2022 - 11/20/2022	88	82.51	88	322,559
11/21/2022 - 12/25/2022	273	83.34	273	299,800
Total	361	$83.14	361	$299,800
Subsequent to year-end, we acquired an additional 319,307 shares at an aggregate cost of $27.6 million. Approximately $272.2 million remained available under the Company’s share repurchase program as of February 16, 2023.
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

Stock Performance Graph
The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 31, 2017 and December 25, 2022 to (i) the Nasdaq U.S. Benchmark TR Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on Nasdaq with standard industry classification (SIC) codes 5800-5899 (eating and drinking places). Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of hypothetical investments in the Company’s common stock and in each index was $100 on December 31, 2017, and that all dividends were reinvested on the day of issuance. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative 5-Year Total Shareholder Return
Stock Price Plus Reinvested Dividends

300
200
100
0
Dec 31, 2017
Dec 30, 2018
Dec 29, 2019
Dec 27, 2020
Dec 26, 2021
Dec 25, 2022

Papa Johns International, Inc. NASDAQ U.S. Benchmark TR Index NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking
	Dec. 30, 2018	Dec. 29, 2019	Dec. 27, 2020	Dec. 26, 2021	Dec. 25, 2022
Papa John’s International, Inc.	$73.35	$119.07	$163.58	$250.26	$161.12
NASDAQ U.S. Benchmark, TR Index	$93.73	$124.34	$149.05	$188.05	$152.08
NASDAQ Stocks - Eating and Drinking	$108.91	$144.93	$169.49	$190.64	$168.88

Item 6. Intentionally Omitted

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data and the Risk Factors set forth in Item 1A. Risk Factors.
This section of this Annual Report on Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between the years ended December 25, 2022 and December 26, 2021. Discussion of 2020 items and year-to-year comparisons between the years ended December 26, 2021 and December 27, 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. At December 25, 2022, there were 5,706 Papa John’s restaurants in operation, consisting of 522 Company-owned and 5,184 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 48% to 52% of our North America revenues in each of the last two fiscal years were derived from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the UK, contributions received by Papa John’s Marketing Fund, Inc. (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.
Recent Business Matters
In 2022, the Company focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. Our progress and significant transactions during the year are described below.
Growth Strategy. The Company delivered its fourteenth consecutive quarter of Global system-wide restaurant sales growth and continues to expand both domestically and internationally, as evidenced by our comparable sales and restaurant unit growth.
Our menu and digital innovations are an important part of our long-term strategy to drive new customers and ticket sales. We focus our menu innovations on products that add both value and variety for our customers but do not add complexity to our restaurant operations or to our supply chain. Our menu innovation calendar is expansive, flexible and differentiated and allows us to adjust our offerings depending on what customers want – whether that is extending a Limited-Time-Offer or building upon existing platforms. We believe our digital innovations, like our website, digital app, third-party aggregator partnerships and Papa Call call centers are a differentiator for our customers and provide attractive channels that promote customer retention and help us grow our customer base. In 2022, approximately 85% of our Domestic transactions came through these digital channels.
Our expanding development pipeline is also a key long-term growth driver as there remains significant opportunity to offer our differentiated, premium position to more customers globally and domestically. In 2022, we expanded our global footprint by 4.5%, with 244 net new units (excluding the 188 restaurants suspended in Russia in the first quarter of 2022 and discussed below). We expect this growth to accelerate in 2023 with global development to be between 270 to 310 net new units. Our view of our long-term unit opportunity, both domestically and internationally, continues to expand as we sign historic deals to develop within key areas. In 2022, we announced that we expect 1,400 to 1,800 net new Papa Johns restaurants worldwide from 2022 through the end of 2025. We plan to continue focusing on our strategic innovative products and restaurant development across our platforms to drive sustainable growth this year and beyond.
Global Market Conditions. The differentiated brand positioning of Papa Johns and the agility of our business model have been critical to our success as we have had to navigate a constantly changing environment in recent years. Our brand positioning and ability to adapt are no less important today as we continue to adjust to a more inflationary and uncertain environment and consumers are increasingly seeking out value. As consumer demand for dining has softened over the past year, pizza offers tremendous value relative to other quick service restaurants. Using Papa Rewards, our loyalty program, we are able to target more price-sensitive customers with high-value promotions. At the same time, we have continued our successful strategy of letting our customers, especially those who are less price sensitive, self-select into our premium priced menu innovations. While we have increased pricing in response to inflation, partially offsetting higher food, labor and fuel costs in our supply chain and at our restaurants, our ticket growth has predominantly come through new premium products and add-ons over the past few years.
Macroeconomic conditions in the United Kingdom, the largest region in our International segment, have declined in light of ongoing inflation, rising interest rates and the recent energy crisis. Against this backdrop, the Company has experienced increasing declines in sales and profitability in the UK market. While uncertain how long these conditions will last, the Company is committed to its presence in the UK and is invested in the Company’s long-term success in this region. As we navigate this challenging economic environment, we will be investing in capabilities to improve our operations and will work to re-position the franchise base to further strengthen our UK business. The next step in our commitment includes a variety of support to help franchisees through this difficult time, including targeted marketing incentives of approximately $2 million to $3 million.
Refranchising. On March 28, 2022, the Company sold its 51 percent controlling interest in a joint venture between Papa Johns and Blue and Silver Ventures, Ltd. (“Blue and Silver Ventures”). Sun Holdings, Inc. (“Sun Holdings”), a leading multi-brand franchisee operator and one of Papa John’s largest Domestic franchise partners, assumed control of the 90 Papa John’s restaurants in Texas that operated under the joint venture. By strategically refranchising its controlling interests in its joint venture with Blue and Silver Ventures to Sun Holdings, the Company provided Sun Holdings substantial scale to support new restaurant openings under its current, 100-restaurant development agreement with the Company. This commitment is in addition to the 90 refranchised restaurants. As a result, the deal is expected to accelerate the Company’s Domestic development, contributing to long-term earnings via high-margin franchise royalty growth. The restaurants were consolidated in the Company’s results through the date of the transaction, and their results are included in the Company’s North America franchise royalties and fees beginning March 29, 2022. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements for further information.
Suspension of Franchisee Support in Russia. The Company has no Company-owned restaurants in Russia or Ukraine. At the end of fiscal year 2021, 188 franchised restaurants were located in Russia, all of which were operated and supplied through a master franchisee. As of March 2022, Papa John’s suspended its corporate operations and support for franchised restaurants in Russia, and fully reserved all receivables from the aforementioned master franchisee. The Company recognized $17.4 million in one-time, non-cash charges related to reserves for certain loans and impairments of reacquired franchised rights due to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million. All assets related to the franchised operations in Russia have been fully reserved or impaired, so there are no additional Russia related charges for reserves, write-offs, or impairments of amounts recorded on the Consolidated Balance Sheet.
Coronavirus Pandemic and Related Market Impact. The restaurant industry has faced and managed staffing challenges since long before the pandemic. These challenges intensified with the increased demand for employees in the service industry as the economy recovered last year. In early 2022, the Omicron variant further exacerbated the situation, given the spike in infection rates and number of people out sick or quarantined at home. Our team members have been working harder than ever to continue to safely serve their customers and communities and we have benefited from their dedication to manage through staffing constraints. We will continue to strive to be the employer of choice in our industry and have taken many actions to create a strong culture and support our people.
Presentation of Financial Results
Critical Accounting Policies and Estimates
The results of operations are based on our Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of Consolidated Financial Statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in “Note 2. Significant Accounting Policies” of “Notes to Consolidated Financial Statements.” A number of our significant accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results.

Insurance Reserves
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage are funded by the Company up to certain retention levels. Retention limits range up to $0.5 million. We record the liability for losses based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our historical claims loss experience.
As of December 25, 2022, our insurance reserves were $67.3 million compared to $88.1 million at December 26, 2021. Reserves are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Our insurance reserves primarily relate to auto liability and workers’ compensation claims and include the gross up of claims above our retention levels, with a corresponding receivable recorded in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets. The insurance reserves represent the mid-point of the range as determined by our actuarial analysis, which considered various actuarial valuation methodologies. The determination of the recorded insurance reserves is highly complex due to the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims.
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
The Company establishes an allowance for credit losses on franchisee notes receivables based on management’s estimate of the lifetime expected loss on the notes. The allowance for credit losses on notes receivable is judgmental and subjective based on management’s evaluation of historical collection experience, external market data and other factors, including those related to current market conditions and events. The Company is provided collateral rights of the franchisee’s restaurants (e.g., underlying franchise business, property and equipment) and personal guarantees from the operators to recover the carrying value of the outstanding note receivable in the event collectability concerns arise. Therefore, the Company considers the fair value of the underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees when assessing the allowance for credit losses (which may require third-party valuations of fair value). Notes receivable balances are charged off against the allowance after recovery efforts have ceased.
Franchisee notes receivable was $42.6 million with an allowance for credit losses of $14.5 million as of December 25, 2022 compared to $49.4 million with an allowance for credit losses of $1.5 million as of December 26, 2021. The increase in the allowance for credit losses was primarily due to an increase for certain notes receivable primarily associated with a master franchisee with operations principally in Russia and the termination of significant franchisees in the UK. See “Note 10. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements for further information.
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
Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize and were $32.1 million and $28.6 million as of December 25, 2022 and December 26, 2021, respectively. The determination as to whether a deferred tax asset will be realized is based on the evaluation of historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis.

Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.
In the event the Company is unable to generate future taxable income, there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate. We estimate that a one percent change in the effective income tax rate would impact the 2022 income tax expense by $0.8 million. See “Note 17. Income Taxes” of “Notes to Consolidated Financial Statements” for additional information.
Global Restaurant Sales and Unit Information
“Comparable sales” represents the change in year-over-year sales for the same base of restaurants for the same fiscal periods. Comparable sales excludes sales of restaurants that were not open during both the current and prior fiscal periods and franchisees for which we suspended corporate support. “Global system-wide restaurant sales” represents total restaurant sales for all Company-owned and franchised restaurants open during the comparable periods, and “Global system-wide restaurant sales growth (decline)” represents the change in total system restaurant sales year-over-year. Global system-wide restaurant sales and global system-wide sales growth (decline) exclude franchisees for which we suspended corporate support.
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

	Year Ended
Amounts below exclude the impact of foreign currency	December 25, 2022	December 26, 2021
Comparable sales growth (decline):
Domestic Company-owned restaurants	(1.0)%	11.3%
North America franchised restaurants	1.2%	12.0%
North America restaurants	0.7%	11.8%
International restaurants	(5.3)%	13.0%
Total comparable sales growth (decline)	(0.8)%	12.1%
System-wide restaurant sales growth:
Domestic Company-owned restaurants	1.3%	11.1%
North America franchised restaurants	2.5%	13.0%
North America restaurants	2.3%	12.6%
International restaurants (a)	4.8%	24.4%
Total global system-wide restaurant sales growth (a)	2.9%	15.4%
______________________________
(a)    The twelve months ended December 25, 2022 excludes the impact of franchisee suspended restaurants.

Restaurant Progression	Year Ended
	December 25, 2022	December 26, 2021
North America Company-owned:
Beginning of period	600	588
Opened	10	11
Acquired	2	—
Refranchised	(90)	1
End of period	522	600
North America franchised:
Beginning of period	2,739	2,701
Opened	76	74
Closed	(49)	(35)
Refranchised	90	—
Sold	(2)	(1)
End of period	2,854	2,739
International franchised:
Beginning of period	2,311	2,111
Opened	292	304
Closed	(85)	(104)
Suspended (a)	(188)	—
End of period	2,330	2,311
Total restaurants – end of period	5,706	5,650

Full year net store growth (b)	244	250
______________________________
(a)    As previously disclosed, the Company has suspended corporate support for all franchised restaurants located in Russia. These suspended restaurants are excluded from net unit growth calculations.
Fiscal Year
Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying Consolidated Financial Statements consist of 52 weeks.

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Consolidated Statements of Operations.

(Dollars in thousands)	December 25, 2022	December 26, 2021	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$708,389	$778,323	(9.0)%
North America franchise royalties and fees	137,399	129,310	6.3%
North America commissary revenues	869,634	761,305	14.2%
International revenues	129,903	150,771	(13.8)%
Other revenues	256,778	248,712	3.2%
Total revenues	$2,102,103	$2,068,421	1.6%
For the year ended December 25, 2022, the discussion of changes in revenues below for Domestic Company-owned restaurants and North America franchised restaurants include an explanation of the impact of refranchising 90 restaurants during the second quarter of 2022 (the “2022 refranchising”). See “Refranchising” above and “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information.
Total revenues increased $33.7 million, or 1.6% to $2.10 billion for the year ended December 25, 2022, as compared to the prior year. Excluding the impact of the 2022 refranchising, total revenues increased $86.9 million, or 4.4%, for the year ended December 25, 2022.
Domestic Company-owned restaurant sales decreased $69.9 million, or 9.0% for the year ended December 25, 2022 compared to the prior year. Excluding the impact of the 2022 refranchising, Domestic Company-owned restaurant sales increased $8.7 million, or 1.3% for the year ended December 25, 2022, primarily due to innovations and strategic pricing actions to help offset food and labor inflation. Equivalent units also increased 3.7% for the year ended December 25, 2022, excluding the 2022 refranchising, and the related increase was partially offset by a comparable sales decline of 1.0%.
North America franchise royalties and fees increased $8.1 million, or 6.3% for the year ended December 25, 2022 compared to the prior year. Excluding the impact of 2022 refranchising, North America franchise royalties and fees increased $4.2 million, or 3.1% for the year ended December 25, 2022, primarily due to an increase in comparable sales of 1.2% and equivalent units of 1.4%.
North America franchise restaurant sales, excluding the impact of the 2022 refranchising, increased 2.3% to $2.99 billion for the year ended December 25, 2022 compared to the prior year. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues increased $108.3 million or 14.2% for the year ended December 25, 2022 compared to the prior year. North America commissaries have increased prices in line with rising commodity prices driven by inflation, principally in cheese, soy oil, proteins and wheat.
International revenues decreased $20.9 million, or 13.8% for the year ended December 25, 2022 compared to the prior year, primarily due to lower UK commissary revenues. The overall declines in our International revenue performance were largely attributable to a decrease in comparable sales of 5.3% for the year ended December 25, 2022 related to inflationary pressures in the PJUK market.
International franchise restaurant sales decreased to $1.17 billion for the year ended December 25, 2022 compared to $1.27 billion for the year ended December 26, 2021. Excluding the impact of foreign currency fluctuations and the previously disclosed franchisee suspended restaurants, International franchise restaurant sales increased $58.2 million or 4.8% for the year ended December 25, 2022. International franchise restaurant sales are not included in Company revenues; however, our International royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds, online and mobile ordering business and our wholly-owned print and promotions subsidiary, increased $8.1 million, or 3.2% in 2022 primarily due to higher revenues from our technology services from higher equivalent units and higher revenues from Preferred Marketing, our wholly-owned print and promotions company as they return to pre-pandemic levels.
Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Year Ended
	December 25, 2022	% of Related Revenues	December 26, 2021	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$585,307	82.6%	$621,871	79.9%	2.7%
North America commissary expenses	811,446	93.3%	703,622	92.4%	0.9%
International expenses	76,001	58.5%	87,286	57.9%	0.6%
Other expenses	238,810	93.0%	226,320	91.0%	2.0%
General and administrative expenses	217,412	10.3%	212,265	10.3%	—%
Depreciation and amortization	52,032	2.5%	48,816	2.4%	0.1%
Total costs and expenses	1,981,008	94.2%	1,900,180	91.9%	2.3%
Refranchising and impairment loss	(12,065)	(0.6)%	—	—%	(0.6)%
Operating income	$109,030	5.2%	$168,241	8.1%	(2.9)%
Total costs and expenses were approximately $1.98 billion, or 94.2% of total revenues in 2022, as compared to $1.90 billion, or 91.9% of total revenues for the prior year. The increase in total costs and expenses, as a percentage of revenues, was primarily due to the following:
Domestic Company-owned restaurant expenses were $585.3 million, or 82.6% of related revenues in 2022, compared to expenses of $621.9 million, or 79.9% of related revenues for the prior year. The expenses, as a percentage of revenues, increased 2.7% primarily due to increased food cost attributable to higher commodity prices driven by inflation and labor expenses as staffing levels recover at increased cost. Our strategic pricing actions implemented in 2022 helped reduce the impact of the underlying cost pressures.
North America commissary expenses were $811.4 million, or 93.3% of related revenues in 2022, compared to $703.6 million, or 92.4% of related revenues, for the prior year. The expenses, as a percentage of revenues, increased 0.9% primarily due to rising commodity prices driven by inflation, principally in cheese, soy oil, proteins and wheat, and higher delivery costs.
International expenses were $76.0 million, or 58.5% of related revenues, for 2022 compared to $87.3 million, or 57.9% of related revenues for the prior year. International expenses were flat as a percentage of revenues as lower labor costs and lower food costs from negative comparable sales were offset by higher distribution costs as a percentage of revenues.
Other expenses were $238.8 million, or 93.0% of related revenues in 2022, as compared to $226.3 million, or 91.0% of related revenues for the prior year. The expenses, as a percentage of related revenues, increased 2.0% primarily due to timing of expenditures on technology platform initiatives to further enhance our digital capabilities and the customer experience.

General and Administrative Expenses General and administrative (“G&A”) expenses were $217.4 million, or 10.3% of total revenues for 2022 compared to $212.3 million, or 10.3% of total revenues for the prior year. G&A expenses consisted of the following (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021
Administrative expenses (a)	$181,538	$199,452
Strategic corporate reorganization costs (b)	—	13,094
Legal settlement accruals (c)	15,000	—
Additional specific accounts receivable and notes receivable provisions (d)	18,376	—
Other general expenses (e)	2,498	(281)
General and administrative expenses	$217,412	$212,265
______________________________
(a)    The decrease in administrative expenses of $17.9 million for the year ended December 25, 2022 compared to the prior year was primarily due to lower incentive compensation linked to Company performance, which was partially offset by higher labor costs as well as travel and occupancy costs associated with the re-opening of corporate headquarters in the first quarter of 2022.
(b)    Represents strategic reorganization costs associated with our new corporate office in Atlanta which concluded at the end of 2021. See “Note 16. Strategic Corporate Reorganization for Long-term Growth” to our Notes to Consolidated Financial Statements for additional information.
(c)    Expense of $15.0 million related to certain legal settlements. See “Note 19. Litigation, Commitments and Contingencies” to our Notes to Consolidated Financial Statements for additional information.
(d)    Represents 2022 expenses for the following:
1.One-time, non-cash provision of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions,
2.One-time, non-cash provision of $3.7 million for certain accounts receivable and notes receivable in the United Kingdom.
(e)    Included in the Other general expenses for the year ended December 25, 2022 is $1.5 million related to advisory fees and severance costs associated with the transition of certain executives.
Depreciation and Amortization. Depreciation and amortization expense was $52.0 million, or 2.5% of revenues in 2022, as compared to $48.8 million, or 2.4% of revenues for the prior year, primarily due and increase in capital expenditures for our technology platforms and new restaurants.
Refranchising and Impairment Loss
Refranchising and impairment loss was $12.1 million for the year ended December 25, 2022 as compared to zero for the prior year. The 2022 amount was comprised of an $8.4 million loss on our 2022 refranchising, an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and lease impairment charges of $0.9 million related to the termination of a significant franchisee in the UK. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information on the 2022 refranchising and the charge related to the conflict in Ukraine.

Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

(In thousands)	Year Ended December 25, 2022			Year Ended December 26, 2021
	Reported	(a) Adjustments	Adjusted	Reported	(a) Adjustments	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$15,966	$8,412	$24,378	$49,628	$—	$49,628	$(33,662)	$(25,250)
North America franchising	127,882	—	127,882	120,949	—	120,949	6,933	6,933
North America commissaries	42,531	—	42,531	39,873	—	39,873	2,658	2,658
International	17,891	9,644	27,535	34,896	—	34,896	(17,005)	(7,361)
All others	10,084	—	10,084	17,704	—	17,704	(7,620)	(7,620)
Unallocated corporate expenses	(104,419)	30,376	(74,043)	(94,114)	13,094	(81,020)	(10,305)	6,977
Elimination of intersegment (profits)	(905)	—	(905)	(695)	—	(695)	(210)	(210)
Total	$109,030	$48,432	$157,462	$168,241	$13,094	$181,335	$(59,211)	$(23,873)
______________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each year and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $109.0 million for the year ended December 25, 2022 compared to $168.2 million for the prior year, a decrease of $59.2 million. Adjusted operating income was $157.5 million for the year ended December 25, 2022 compared to $181.3 million for the prior year, a decrease of $23.9 million, or 13.2%. The decrease in adjusted operating income in 2022 compared to 2021 was primarily due to the following:
•Domestic Company-owned restaurants decreased $25.3 million for the year ended December 25, 2022. Excluding the impact of the 2022 refranchising in the second quarter, Domestic Company-owned restaurants decreased $21.3 million, primarily due to higher commodity and labor costs, partially offset by lower bonuses and higher revenues related to strategic pricing actions.
•North America franchising increased $6.9 million for the year ended December 25, 2022. Excluding the impact of the 2022 refranchising, North America franchising increased $4.3 million, due to an increase in comparable sales of 1.2% and higher equivalent units of 1.4%.
•North America commissaries increased $2.7 million for the year ended December 25, 2022. North America commissaries have increased prices in line with inflation, which has been partially offset with lower margins due to lower volume of items sold.
•International decreased $7.4 million for the year ended December 25, 2022, primarily due to significant inflation and high energy prices in the UK that attributed to lower comparable sales, which declined 5.3%.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, decreased $7.6 million for the year ended December 25, 2022, compared to the prior year, primarily due to timing of expenditures for technology support initiatives.
•Unallocated corporate expenses decreased $7.0 million for the year ended December 25, 2022, primarily due to lower incentive compensation costs, partially offset by higher labor, travel, professional fees and occupancy cost associated with the re-opening of corporate headquarters in the first quarter of 2022.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended
	December 25, 2022	December 26, 2021	Change
Operating income	$109,030	$168,241	$(59,211)
Net interest expense	(25,261)	(17,293)	(7,968)
Income before income taxes	83,769	150,948	(67,179)
Income tax expense	14,420	25,993	(11,573)
Net income before attribution to noncontrolling interests	69,349	124,955	(55,606)
Net income attributable to noncontrolling interests	(1,577)	(4,939)	3,362
Net income attributable to the Company	$67,772	$120,016	$(52,244)

Calculation of net income for earnings per share:
Net income attributable to the Company	$67,772	$120,016	$(52,244)
Dividends on redemption of Series B Convertible Preferred Stock	—	(109,852)	109,852
Dividends paid to participating securities	(306)	(6,091)	5,785
Net income attributable to participating securities	(104)	—	(104)
Net income attributable to common shareholders	$67,362	$4,073	$63,289
			—
Basic earnings per common share	$1.90	$0.12	$1.78
Diluted earnings per common share	$1.89	$0.12	$1.77
Net Interest Expense
Interest expense increased approximately $8.0 million for the year ended December 25, 2022 compared to the prior year, primarily due to higher average outstanding debt on our revolving credit facility. Total debt outstanding was $605.0 million and $490.0 million as of December 25, 2022 and December 26, 2021, respectively.
Income Tax Expense
The effective income tax rate was 17.2% for both 2022 and 2021. The effective rate was flat due to the income mix and items impacting tax expense being proportional to the pre-tax income year-over-year.

(Dollars in thousands)	Year Ended
	December 25, 2022	December 26, 2021
Income before income taxes	$83,769	$150,948
Income tax expense	$14,420	$25,993
Effective tax rate	17.2%	17.2%
See “Note 17. Income Taxes” of “Notes to Consolidated Financial Statements,” for additional information.

Net Income Attributable to Noncontrolling Interests - see “Note 9. Noncontrolling Interests” of “Notes to Consolidated Financial Statements,” for information.
Diluted Earnings Per Share
Diluted earnings per common share was $1.89 for the year ended December 25, 2022 compared to $0.12 for the year ended December 26, 2021, representing an increase of $1.77. Diluted earnings per common share for the year ended December 26, 2021 was reduced by $3.10 from a reduction in net income attributable to common shareholders related to the repurchase and conversion of all of the shares of the Company’s previously outstanding Series B Convertible Preferred Stock (“Series B Preferred Stock”) during the second quarter of 2021. This reduction reflected the excess of the one-time cash payment over the carrying value of the Series B Preferred Stock. See “Note 6. Stockholders’ Deficit” and “Note 7. Earnings per Share” of “Notes to Consolidated Financial Statements,” for additional information. Adjusted diluted earnings per common share, a non-GAAP measure, was $2.94 for the year ended December 25, 2022 compared to $3.51 for the year ended December 26, 2021, representing a decrease of $0.57. See “Non-GAAP Measures” for additional information.

Non-GAAP Measures
In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: adjusted operating income, adjusted net income attributable to common shareholders and adjusted diluted earnings per common share. We believe that our non-GAAP financial measures enable investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies. We believe that the disclosure of these non-GAAP measures is useful to investors as they reflect metrics that our management team and Board of Directors utilize to evaluate our operating performance, allocate resources and administer employee incentive plans. The most directly comparable U.S. GAAP measures to adjusted operating income, adjusted net income attributable to common shareholders and adjusted diluted earnings per common share are operating income, net income attributable to common shareholders and diluted earnings per common share, respectively. These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s U.S. GAAP results. The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Year Ended
(In thousands, except per share amounts)	December 25, 2022	December 26, 2021

Operating income	$109,030	$168,241
Refranchising and impairment losses (a)	26,702	—
Legal settlements (b)	15,000	—
Costs associated with the termination of significant franchisees (c)	5,223	—
Strategic corporate reorganization costs (d)	—	13,094
Other costs (e)	1,507	—
Adjusted operating income	$157,462	$181,335

Net income attributable to common shareholders	$67,362	$4,073
Refranchising and impairment losses (a)	26,702	—
Legal settlements (b)	15,000	—
Costs associated with the termination of significant franchisees (c)	5,223	—
Strategic corporate reorganization costs (d)	—	13,094
Other costs (e)	1,507	—
Repurchase and conversion of Series B Preferred Stock (f)	—	109,852
Tax effect of adjustments (g)	(10,897)	(2,946)
Adjusted net income attributable to common shareholders (h)	$104,897	$124,073

Diluted earnings per common share	$1.89	$0.12
Refranchising and impairment losses (a)	0.75	—
Legal settlements (b)	0.42	—
Costs associated with the termination of significant franchisees (c)	0.15	—
Strategic corporate reorganization costs (d)	—	0.37
Other costs (e)	0.04	—
Repurchase and conversion of Series B Preferred Stock (f)	—	3.10
Tax effect of adjustments (g)	(0.31)	(0.08)
Adjusted diluted earnings per common share (h)	$2.94	$3.51
______________________________

(a)    Refranchising and impairments losses consisted of the following pre-tax adjustments:

Year Ended
(In thousands)	December 25, 2022
Refranchising impairment loss (1)	$8,412
Ukraine-related charge (2)	17,385
UK lease impairment (3)	905
Total adjustment	$26,702
(1) Represents a one-time, non-cash charge of $8.4 million ($0.24 loss per diluted share) recorded in the first quarter of 2022 associated with the refranchising of the Company’s controlling interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss;
(2) Represents a one-time non-cash charge of $17.4 million ($0.49 loss per diluted share) recorded in the first quarter of 2022 related to the reserve of certain loans and impairment of reacquired franchised rights related to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million;
(3) An impairment charge of $0.9 million on the right-of-use assets on leases recorded in the third quarter of 2022 associated with the termination of a significant franchisee in the UK, which was recorded in Refranchising and impairment loss.
(b)    Represents an accrual of certain legal settlements, recorded in General and administrative expenses. See “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements for further information.
(c)    Represents costs associated with the termination of significant franchisees in the UK, including costs related to the reserve of certain accounts and notes receivable.
(d)    Represents strategic corporate reorganization costs associated with our new corporate office in Atlanta, Georgia. See "Note 16. Strategic Corporate Reorganization for Long-term Growth of “Notes to Consolidated Financial Statements for additional information.
(e)    Represents advisory fees and severance costs associated with the transition of certain executives.
(f)    Represents the one-time charge related to the repurchase and conversion of all shares of Series B Preferred Stock and includes related professional fees incurred as part of the transaction. See “Note 6. Stockholders’ Deficit” of “Notes to Consolidated Financial Statements,” for additional information.
(g)    The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rate of 22.5% for both years ended December 25, 2022 and December 26, 2021.
(h)    Amounts shown exclude the impact of allocation of undistributed earnings to participating securities.
In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our credit facility. Our principal uses of cash are operating expenses, capital expenditures, and returning value to our shareholders in the form of cash dividends and share repurchases. Our capital priorities are:
•investing for growth
•maintaining a strong balance sheet, and
•returning capital to shareholders
The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for each of the last two fiscal years (in thousands):

	2022	2021
Total cash provided by (used in):
Operating activities	$117,808	$184,675
Investing activities	(62,793)	(63,512)
Financing activities	(76,240)	(180,526)
Change in cash and cash equivalents, excluding the effect of exchange rate changes on cash and cash equivalents	$(21,225)	$(59,363)
Operating Activities
Total cash provided by operating activities was $117.8 million for the year ended December 25, 2022 compared to $184.7 million for the prior year. The decrease of $66.9 million primarily reflects lower net income in 2022 and a reduction in working capital. The working capital reduction is driven by lower accrued expenses at December 25, 2022 as compared to the prior year, primarily related to lower incentive compensation payable and lower taxes payable at December 25, 2022. The decrease in incentive compensation payable is linked to Company performance while the decrease in taxes payable is linked to the timing of payments related to the CARES Act. These decreases were partially offset by the provision for allowance for credit losses of $20.5 million (See “Note 10. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements”) and refranchising and impairment losses of $12.1 million (discussed above in “Results of Operations”).
Investing Activities
Total cash used in investing activities was $62.8 million in 2022 compared to $63.5 million in 2021, a decrease of $0.7 million. 2022 cash flows included $13.6 million in proceeds, net of transaction costs, from the impact of the 2022 refranchising in the first quarter of 2022. Repayments of notes, net of issuances were $3.7 million in 2022 as compared to $2.4 million in 2021, an increase in inflows of $1.3 million for the year. The increased inflows from refranchising and notes were offset by larger purchases of property and equipment of $9.8 million in 2022, as the Company improved its digital infrastructure. Cash flows for 2021 also included an inflow of $3.3 million related to the sale of land that did not recur in 2022.
Financing Activities
Total cash used in financing activities was $76.2 million in 2022 compared to $180.5 million in 2021, an decrease of $104.3 million. In 2022, cash used for financing activities includes outflows of $125.0 million in share repurchases and $54.8 million of common dividends paid, offset by net borrowings of $115.0 million from the credit facility. In 2021, outflows include $340.0 million in repayments of the term loan, $188.6 million in payment of cash consideration for the repurchase and conversion of all of the Company’s Series B Preferred Stock outstanding, and dividends to common and preferred shareholders of $40.4 million, offset by inflows of $400.0 million in proceeds from the issuance of senior notes and net borrowings from the credit facility of $80.0 million.

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
Our outstanding debt as of December 25, 2022 was $605.0 million, which was comprised of $400.0 million outstanding under the Notes and $205.0 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was $395.0 million as of December 25, 2022.
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

	Permitted Ratio	Actual Ratio for the Year Ended December 25, 2022
Leverage ratio	Not to exceed 5.25 to 1.0	2.6 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	4.1 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in our credit agreement), for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of December 25, 2022.
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
PJMF, our national marketing fund, has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2023, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.60%. There was no debt outstanding under the PJMF Revolving Facility as of December 25, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.
See “Note 12. Debt” of “Notes to Consolidated Financial Statements” for additional information.
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
The following table summarizes our repurchase activity for the years ended December 25, 2022 and December 26, 2021:

(In thousands, except average price per share) Year Ended	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 25, 2022	1,343	$93.07	$125,000	$299,800
December 26, 2021	594	$121.96	$72,499	$424,800
Subsequent to year-end, we acquired an additional 319,307 shares at an aggregate cost of $27.6 million. Approximately $272.2 million remained available under the Company’s share repurchase program as of February 16, 2023.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate dividends to common stockholders of $54.8 million ($1.54 per share) for the year ended December 25, 2022.
The Company paid dividends of approximately $46.0 million for the year ended December 26, 2021, consisting of the following:
•$40.4 million paid to common stockholders ($1.15 per share);
•$3.0 million in preferred dividends on the Series B Preferred Stock (3.6% of the investment per annum)
•$1.5 million of common stock deemed dividend distributions in conjunction with the repurchase and conversion of the Series B Preferred Stock;
•$1.1 million in common stock “pass-through” dividends to Series B Preferred Stockholders on an as-converted basis ($0.45 per share).
On January 26, 2023, our Board of Directors declared a first quarter 2023 dividend of $0.42 per common share, representing a $14.6 million aggregate dividend that was paid on February 17, 2023 to stockholders of record as of the close of business on February 6, 2023. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
Free Cash Flow
Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Consolidated Statements of Cash Flows) less purchases of property and equipment and dividends paid to preferred stockholders. We view free cash flow as an important financial measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures.

The Company’s free cash flow for the last two years was as follows (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021
Net cash provided by operating activities	$117,808	$184,675
Purchases of property and equipment	(78,391)	(68,559)
Dividends paid to preferred stockholders (a)	—	(6,394)
Free cash flow	$39,417	$109,722
______________________________
(a)    Excludes $188.6 million of cash consideration paid for the repurchase and conversion of the Series B Preferred Stock in the second quarter of 2021.
Contractual Obligations

The Company’s cash requirements greater than twelve months from contractual obligations and commitments include:
•Debt Obligations and Interest Payments: Refer to “Note 12. Debt” of “Notes to Consolidated Financial Statements” for further information on our obligations and the timing of expected payments.
•Operating and Finance Leases: Refer to “Note 3 Leases” of “Notes to Consolidated Financial Statements” for further information on our obligations and the timing of expected payments.
We estimate that our capital expenditures during 2023 will be approximately $80 million to $90 million. This estimate includes development of Company-owned restaurants and technology enhancements. We intend to fund our capital expenditures with cash generated by operations and borrowings under our senior secured revolving credit facility, as necessary.
We guarantee leases for certain Papa Johns North American franchisees who have purchased restaurants that were previously Company-owned. We are contingently liable on these leases. The leases have varying terms, the latest of which expires in 2036. As of December 25, 2022, the estimate maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $9.2 million.
We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to surety bonds with off-balance sheet risk for a total of $26.3 million as of December 25, 2022. The surety bond arrangements expire within one year but have automatic renewal clauses. See “Note 12. Debt” and “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.
Impact of Inflation
We experienced price increases in food items and other commodities, labor and benefits, and fuel and other energy costs during 2022 and expect further inflationary pressure during 2023. Inflationary pressures affect our profitability both directly, in our company-owned restaurants and delivery mechanisms and through gross margins experienced by sales of food and supply items via our Quality Control Centers, as well as indirectly, through higher food ingredient and paper and supply costs, rising fees from delivery aggregators driven by higher wage demands and increases in the cost of gasoline that, once reflected in upward price adjustments on their fees, can exert downward pressure on unit sales, reducing royalty fees we realize from our Domestic and International franchisees. Compensating menu price increases are subject to competitive pressure in the markets in which we operate. Expense control measures are also deployed to offset higher costs when possible. Food costs, in particular the cost of cheese, are managed to an extent by pricing agreements with suppliers and forward purchase contracts we enter into, as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, the continuing impact of the coronavirus pandemic, commodity and labor costs, currency fluctuations, profit margins, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, labor shortages and price increases, inflation, royalty relief, franchisee support, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
•the ability of the Company to manage challenging macroeconomic conditions in the United States and internationally, including the United Kingdom;
•the ability of the Company to manage staffing and labor shortages at Company and/or franchised restaurants and our quality control centers;
•increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption, inflation or climate change;
•the potential for delayed new store openings, both domestically and internationally;
•the increased risk of phishing, ransomware and other cyber-attacks;
•risks to the global economy and our business related to the conflict in Ukraine and other international conflicts;
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
•the Company’s ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
•continuing risks related to the outbreak of COVID-19 and other health crises;
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

These and other risk factors are discussed in detail in “Part I. Item 1A. — Risk Factors” of this Annual Report on Form 10-K, and they may be updated from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. The interest rate swaps were eligible for hedge accounting for part of the period. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. See “Note 12. Debt” of “Notes to Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 6.2% of our 2022 revenues, 7.3% of our 2021 revenues and 6.8% of our 2020 revenues were derived from these International operations.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $13.3 million on our total revenues in 2022, compared to a favorable impact of approximately $8.1 million in 2021 and an unfavorable impact of approximately $0.6 million in 2020. Foreign currency exchange rate fluctuations had an unfavorable impact of $2.0 million on our operating income in 2022 compared to a favorable impact of $1.4 million in 2021 and an unfavorable impact of $1.0 million in 2020. A 10% adverse change in the foreign currency rates for our International markets would result in an additional negative impact on annual revenue and operating income of approximately $13.6 million and $1.5 million, respectively, based on annual revenue and operating income for the year ended December 25, 2022.
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
The following table presents the actual average block price for cheese by quarter in 2022, 2021 and 2020. Also presented is the projected 2023 average block price by quarter (based on the February 16, 2023 Chicago Mercantile Exchange cheese futures prices):

	2023	2022	2021	2020
	Projected Market	Block Price	Block Price	Block Price
Quarter 1	$1.951	$1.966	$1.676	$1.857
Quarter 2	1.934	2.296	1.680	1.679
Quarter 3	2.066	1.938	1.676	2.262
Quarter 4	2.062	2.066	1.786	2.235
Full Year	$2.003	$2.067	$1.705	$2.008

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Financial Statements:
•Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021
•Consolidated Statements of Operations for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Consolidated Statements of Comprehensive Income for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Consolidated Statements of Stockholders’ Deficit for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Consolidated Statements of Cash Flows for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries (the Company) as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended December 25, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 23, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Measurement and valuation of insurance reserves

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company is self-insured for certain obligations up to stated retention levels under its retention programs related to workers’ compensation, automobile, property and general liability programs. As of December 25, 2022, the Company has $67.3 million accrued for self-insurance reserves (“Insurance Reserves”). Judgments and estimates are used by the Company in determining the potential value associated with incurred but not reported claims.

Auditing the measurement and valuation of the Insurance Reserves is highly judgmental and complex due to the significant uncertainty in estimating the potential value of reported claims, estimating the number and potential value of incurred but not reported claims and the use of actuarial valuation methods. The reserve estimate is sensitive to actuarial assumptions (e.g., future emergence of losses, incurred but not reported claims) used to estimate the ultimate liability for reported claims and claims that have been incurred but have not been reported.

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
Louisville, Kentucky
February 23, 2023

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share amounts)	December 25, 2022	December 26, 2021

Assets
Current assets:
Cash and cash equivalents	$47,373	$70,610
Accounts receivable (less allowance for credit losses of $6,718 in 2022 and $2,364 in 2021)	102,533	81,370
Notes receivable, current portion	6,848	12,352
Income tax receivable	8,780	9,386
Inventories	41,382	34,981
Prepaid expenses and other current assets	44,123	46,310
Total current assets	251,039	255,009
Property and equipment, net	249,793	223,856
Finance lease right-of-use assets, net	24,941	20,907
Operating lease right-of-use assets	172,425	176,256
Notes receivable, less current portion (less allowance for credit losses of $14,499 in 2022 and $1,500 in 2021)	21,248	35,504
Goodwill	70,616	80,632
Deferred income taxes	1,920	5,156
Other assets	72,245	88,384
Total assets	$864,227	$885,704

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$62,316	$28,092
Income and other taxes payable	8,766	19,996
Accrued expenses and other current liabilities	142,535	190,116
Current deferred revenue	21,272	21,700
Current finance lease liabilities	6,850	4,977
Current operating lease liabilities	23,418	22,543
Total current liabilities	265,157	287,424
Deferred revenue	23,204	13,846
Long-term finance lease liabilities	19,022	16,580
Long-term operating lease liabilities	160,905	160,672
Long-term debt, net	597,069	480,730
Deferred income taxes	—	258
Other long-term liabilities	68,317	93,154
Total liabilities	1,133,674	1,052,664

Redeemable noncontrolling interests	1,217	5,498

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,138 at December 25, 2022 and 49,002 at December 26, 2021)	491	490
Additional paid-in capital	449,829	445,126
Accumulated other comprehensive loss	(10,135)	(9,971)
Retained earnings	195,856	183,157
Treasury stock (14,402 shares at December 25, 2022 and 13,205 shares at December 26, 2021, at cost)	(922,434)	(806,472)
Total stockholders’ deficit	(286,393)	(187,670)
Noncontrolling interests in subsidiaries	15,729	15,212
Total Stockholders’ deficit	(270,664)	(172,458)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$864,227	$885,704
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
(In thousands, except per share amounts)	December 25, 2022	December 26, 2021	December 27, 2020

Revenues:
Domestic Company-owned restaurant sales	$708,389	$778,323	$700,757
North America franchise royalties and fees	137,399	129,310	96,732
North America commissary revenues	869,634	761,305	680,793
International revenues	129,903	150,771	123,963
Other revenues	256,778	248,712	210,989
Total revenues	2,102,103	2,068,421	1,813,234
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	585,307	621,871	563,799
North America commissary expenses	811,446	703,622	630,937
International expenses	76,001	87,286	73,994
Other expenses	238,810	226,320	200,304
General and administrative expenses	217,412	212,265	204,242
Depreciation and amortization	52,032	48,816	49,705
Total costs and expenses	1,981,008	1,900,180	1,722,981
Refranchising and impairment loss	(12,065)	—	—
Operating income	109,030	168,241	90,253
Net interest expense	(25,261)	(17,293)	(14,891)
Income before income taxes	83,769	150,948	75,362
Income tax expense	14,420	25,993	14,748
Net income before attribution to noncontrolling interests	69,349	124,955	60,614
Net income attributable to noncontrolling interests	(1,577)	(4,939)	(2,682)
Net income attributable to the Company	$67,772	$120,016	$57,932

Calculation of net income for earnings per share:
Net income attributable to the Company	$67,772	$120,016	$57,932
Dividends on redemption of Series B Convertible Preferred Stock	—	(109,852)	—
Dividends paid to participating securities	(306)	(6,091)	(14,059)
Net income attributable to participating securities	(104)	—	(2,136)
Net income attributable to common shareholders	$67,362	$4,073	$41,737

Basic earnings per common share	$1.90	$0.12	$1.29
Diluted earnings per common share	$1.89	$0.12	$1.28

Basic weighted average common shares outstanding	35,497	35,007	32,421
Diluted weighted average common shares outstanding	35,717	35,337	32,717

Dividends declared per common share	$1.54	$1.15	$0.90
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended
(In thousands)	December 25, 2022	December 26, 2021	December 27, 2020

Net income before attribution to noncontrolling interests	$69,349	$124,955	$60,614
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(4,970)	(1,397)	2,344
Interest rate swaps (1)	4,757	6,848	(7,517)
Other comprehensive income (loss), before tax	(213)	5,451	(5,173)
Income tax effect:
Foreign currency translation adjustments	1,143	321	(539)
Interest rate swaps (2)	(1,094)	(1,575)	1,729
Income tax effect	49	(1,254)	1,190
Other comprehensive income (loss), net of tax	(164)	4,197	(3,983)
Comprehensive income before attribution to noncontrolling interests	69,185	129,152	56,631
Less: comprehensive income, redeemable noncontrolling interests	(574)	(2,609)	(824)
Less: comprehensive income, nonredeemable noncontrolling interests	(1,003)	(2,330)	(1,858)
Comprehensive income attributable to the Company	$67,608	$124,213	$53,949
___________________________________
(1)Amounts reclassified out of accumulated other comprehensive loss into interest expense included ($2,384), ($5,965) and ($5,068) for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $536, $1,342 and $1,140 for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 29, 2019	31,894	$447	$219,047	$(10,185)	$205,697	$(747,327)	$15,665	$(316,656)
Cumulative effect of adoption of ASU 2016-13 (2)	—	—	—	—	(1,066)	—	—	(1,066)
Adjusted balance at December 30, 2019	31,894	$447	$219,047	$(10,185)	$204,631	$(747,327)	$15,665	$(317,722)
Net income (1)	—	—	—	—	57,932	—	1,858	59,790
Other comprehensive loss, net of tax	—	—	—	(3,983)	—	—	—	(3,983)
Cash dividends on common stock	—	—	141	—	(29,503)	—	—	(29,362)
Cash dividends on preferred stock	—	—	—	—	(13,649)	—	—	(13,649)
Exercise of stock options	540	6	30,616	—	—	—	—	30,622
Acquisition of Company common stock	(32)	—	—	—	—	(2,701)	—	(2,701)
Stock-based compensation expense	—	—	16,310	—	—	—	—	16,310
Issuance of restricted stock	119	—	(6,922)	—	—	6,922	—	—
Tax effect of restricted stock awards	—	—	(3,974)	—	—	—	—	(3,974)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,284)	(2,284)
Other	24	—	(1,115)	—	(253)	1,382	—	14
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	120,016	—	2,330	122,346
Other comprehensive income, net of tax	—	—	—	4,197	—	—	—	4,197
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,498)	—	—	64,168
Cash dividends on common stock	—	—	158	—	(40,514)	—	—	(40,356)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	212	2	11,967	—	—	—	—	11,969
Acquisition of Company common stock	(594)	—	—	—	—	(72,499)	—	(72,499)
Stock-based compensation expense	—	—	16,919	—	—	—	—	16,919
Issuance of restricted stock	132	—	(6,970)	—	—	6,970	—	—
Tax effect of restricted stock awards	—	—	(5,847)	—	—	—	—	(5,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,357)	(2,357)
Other	13	—	165	—	(884)	781	—	62
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit (continued)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	67,772	—	1,003	68,775
Other comprehensive income, net of tax	—	—	—	(164)	—	—	—	(164)
Cash dividends on common stock	—	—	210	—	(54,977)	—	—	(54,767)
Exercise of stock options	82	1	4,035	—	—	—	—	4,036
Acquisition of Company common stock	(1,343)	—	—	—	—	(125,000)	—	(125,000)
Stock-based compensation expense	—	—	18,388	—	—	—	—	18,388
Issuance of restricted stock	285	—	(8,443)	—	—	8,443	—	—
Tax effect of restricted stock awards	(94)	—	(9,546)	—	—	—	—	(9,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	(486)	(486)
Other	9	—	59	—	(96)	595	—	558
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
___________________________________

(1)Net income to the Company for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 excludes $574, $2,609 and $824, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

(2)As of December 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” See “Note 10. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements” for additional information.

(3)At December 25, 2022, the accumulated other comprehensive loss of $10,135 was comprised of net unrealized foreign currency translation loss of $8,696 and a net unrealized loss on the interest rate swap agreements of $1,439. At December 26, 2021, the accumulated other comprehensive loss of $9,971 was comprised of net unrealized foreign currency translation loss of $4,869 and a net unrealized loss on the interest rate swap agreements of $5,102. At December 27, 2020, the accumulated other comprehensive loss of $14,168 was comprised of net unrealized foreign currency translation loss of $3,793 and a net unrealized loss on the interest rate swap agreements of $10,375.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
(In thousands)	December 25, 2022	December 26, 2021	December 27, 2020

Operating activities
Net income before attribution to noncontrolling interests	$69,349	$124,955	$60,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for allowance for credit losses on accounts and notes receivable	20,539	(852)	(4,734)
Depreciation and amortization	52,032	48,816	49,705
Refranchising and impairment loss	12,065	—	—
Deferred income taxes	2,798	3,753	(9,268)
Stock-based compensation expense	18,388	16,919	16,310
Other	1,056	581	2,257
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,167)	4,023	(22,420)
Income tax receivable	586	(8,113)	3,760
Inventories	(7,496)	(4,708)	(2,736)
Prepaid expenses and other current assets	5,587	2,866	2,884
Other assets and liabilities	(13,458)	(20,077)	20,879
Accounts payable	(8,350)	(9,278)	8,229
Income and other taxes payable	(10,710)	9,733	2,664
Accrued expenses and other current liabilities	4,846	15,875	59,353
Deferred revenue	(257)	182	(1,058)
Net cash provided by operating activities	117,808	184,675	186,439
Investing activities
Purchases of property and equipment	(78,391)	(68,559)	(35,652)
Notes issued	(9,296)	(16,132)	(16,589)
Repayments of notes issued	13,045	18,555	11,154
Acquisitions, net of cash acquired	(1,219)	(699)	—
Proceeds from refranchising, net of cash transferred	13,588	—	—
Other	(520)	3,323	16
Net cash used in investing activities	(62,793)	(63,512)	(41,071)
Financing activities
Proceeds from issuance of senior notes	—	400,000	—
Net proceeds of revolving credit facilities	115,000	80,000	—
Debt issuance costs	—	(9,179)	—
Proceeds from exercise of stock options	4,036	11,969	30,622
Repurchase of Series B Convertible Preferred Stock	—	(188,647)	—
Acquisition of Company common stock	(125,000)	(72,499)	(2,701)
Dividends paid to common stockholders	(54,767)	(40,356)	(29,362)
Dividends paid to preferred stockholders	—	(6,394)	(13,649)
Tax payments for equity award issuances	(9,546)	(5,847)	(3,974)
Distributions to noncontrolling interests	(1,211)	(5,942)	(2,420)
Repayments of term loan	—	(340,000)	(20,000)
Other	(4,752)	(3,631)	(1,977)
Net cash used in financing activities	(76,240)	(180,526)	(43,461)
Effect of exchange rate changes on cash and cash equivalents	(2,012)	(231)	386
Change in cash and cash equivalents	(23,237)	(59,594)	102,293
Cash and cash equivalents at beginning of period	70,610	130,204	27,911
Cash and cash equivalents at end of period	$47,373	$70,610	$130,204
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of Business
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants under the trademark “Papa John’s,” in 48 countries and territories as of December 25, 2022. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties and sales of franchise and development rights, printing and promotional items and information systems equipment, and software and related services. We generate revenues from the operation of our Quality Control Centers (“QC Centers”) which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies to restaurants. We also derive revenue from contributions received into our national marketing funds.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Papa John’s International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.
Variable Interest Entity
Papa John’s Domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the Domestic restaurants, of which approximately 85 percent are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation.”
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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:
Domestic Company-owned Restaurant Sales
The Domestic Company-owned restaurants principally generate revenue from retail sales of high-quality pizza, Papadias, which are flatbread-style sandwiches, and side items including breadsticks, Papa Bites, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. Revenues from Company-owned restaurants are recognized when the products are delivered to or carried out by customers.
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
The majority of initial franchise license fees and area development exclusivity fees are from International locations. Initial franchise license fees are billed at the store opening date. The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be deferred and amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Franchise license renewal fees for both Domestic and International locations, which generally occur every 10 years, are billed before the renewal date. Fees received for future license renewal periods are deferred and amortized over the life of the renewal period. Area development exclusivity fees are billed upon execution of the development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas. Area development exclusivity fees are allocated on a pro rata basis to all restaurants opened under that specific development agreement. These fees are deferred and amortized over the term of the related franchise agreements, which is typically 10 years.
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
Other Revenues
Franchise Marketing Fund revenues represent a required established percentage of monthly restaurant sales collected by PJMF, which is our national marketing fund, and various other international and Domestic marketing funds (“Co-op” or “Co-operative” Funds) where we have determined for purposes of accounting that we have control over the significant activities of the funds. PJMF funds its operations with ongoing financial support and contributions from Domestic Papa John’s restaurants, of which approximately 85% are franchised restaurant members. Contributions are based on a percentage of monthly restaurant sales and are billed monthly. When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations. Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.
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
Rental income, primarily derived from properties leased by the Company and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms.
Advertising and Related Costs
Domestic Company-owned advertising and related costs of $55.2 million, $61.7 million and $56.7 million in 2022, 2021, and 2020, respectively, include the costs of Domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and advertising activities administered through PJMF and various local market cooperative advertising funds. PJMF is responsible for developing and conducting marketing and advertising for the Domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. During 2020 the Company recorded additional amounts of $15.0 million to PJMF, representing incremental discretionary marketing fund investments in excess of contractual Company-owned restaurant-level contributions as part of our temporary financial support package to our franchisees. The marketing fund investments are included in General and administrative expenses within the accompanying Consolidated Statements of Operations.
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
Stock-Based Compensation
Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures, and is recognized over the vesting period (graded vesting over three years). Restricted stock is valued based on the market price of the Company’s shares on the date of grant. Management evaluates its award grants and modifications and will adjust the fair value if any are determined to be spring-loaded.
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
Interest income recorded on franchisee loans was approximately $1.3 million in 2022, $1.9 million in 2021 and $2.1 million in 2020 and is reported in Net interest expense in the accompanying Consolidated Statements of Operations.
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
Depreciation expense was $45.6 million in 2022, $43.0 million in 2021 and $46.6 million in 2020.
Deferred Costs
We capitalize certain information systems development and related costs that meet established criteria. Amounts capitalized, which are included in property and equipment, are amortized principally over periods not exceeding five years upon completion of the related information systems project. Total costs capitalized were approximately $4.1 million in 2022, $4.1 million in 2021 and $3.3 million in 2020. The unamortized information systems development costs approximated $9.6 and $10.5 million as of December 25, 2022 and December 26, 2021, respectively.
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
We elected to perform a quantitative assessment for our Domestic Company-owned restaurants, PJUK, China, and Preferred Marketing Solutions operations in the fourth quarter of 2022. Our Domestic Company-owned restaurants, PJUK, China and Preferred Marketing Solutions fair value calculations considered both an income approach and a market approach. The income approach used projected net cash flows, with various growth assumptions, over a ten-year discrete period and a terminal value, which were discounted using appropriate rates. The selected discount rate considered the risk and nature of each reporting unit’s cash flow and the rates of return market participants would require to invest their capital in the reporting unit. In determining the fair value from a market approach, we considered sales multiples and earnings before interest, taxes, depreciation and amortization multiples that a potential buyer would pay based on third-party transactions in similar markets.
As a result of our quantitative analyses, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts. Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified. See “Note 11. Goodwill” for additional information.
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets and liabilities are netted by tax jurisdiction. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize.
Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. See “Note 17. Income Taxes” for additional information.
Insurance Reserves
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage provided to our employees are funded by the Company up to certain retention limits which range up to $0.5 million.
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
As of December 25, 2022, our insurance reserve was $67.3 million as compared to $88.1 million as of December 26, 2021 primarily related to auto liability and workers’ compensation claims. Of these amounts, approximately $29.7 million and $34.7 million were recorded in Accrued expenses and other current liabilities and $37.6 million and $53.6 million were recorded in Other long-term liabilities on the Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021, respectively. Our reserves include claim costs above our retention that have a corresponding receivable. Our insurance receivable for claims above retention totaled $38.4 million and $48.1 million as of December 25, 2022 and December 26, 2021, respectively. Of these amounts, approximately $17.0 million and $18.7 million were recorded in Prepaid expenses and other current assets, and $21.4 million and $29.4 million were recorded in Other assets on the Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021, respectively.
Derivative Financial Instruments
We recognize all derivatives on the balance sheet at fair value. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income/(loss) until the hedged item is recognized in earnings. In 2021, our interest rate swaps were de-designated as cash flow hedges following the issuance of the Notes (as defined in “Note 12. Debt”) and remained undesignated as hedges through June 26, 2022. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in accumulated other comprehensive loss (“AOCL”) will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.
As of June 27, 2022, the interest rate swaps were re-designated as cash flow hedges to provide a hedge against changes in variable rate cash flows regarding fluctuations in the London Interbank Offered Rates (“LIBOR”) rate utilized on the revolving credit facility. Therefore, beginning in the third quarter of 2022, our interest rate swaps are accounted for utilizing cash flow hedge accounting treatment. The interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCL and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 and 188 restaurants at December 25, 2022 and December 26, 2021, respectively. As further described in “Note 22. Divestitures,” the Company divested its 51 percent interest in one joint venture that owned 90 restaurants in the second quarter of 2022. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.
The following summarizes the redemption feature, location and related accounting within the Consolidated Balance Sheets for these joint venture arrangements:

Type of Joint Venture Arrangement	Location within the Consolidated Balance Sheets	Recorded Value
Joint ventures with no redemption feature	Permanent equity	Carrying value
Joint venture with option to require the Company to purchase the noncontrolling interest - not currently redeemable or redemption not probable	Temporary equity	Carrying value
See “Note 9. Noncontrolling Interests” for additional information regarding noncontrolling interests.
Foreign Currency Translation
The local currency is the functional currency for each of our foreign subsidiaries. Revenues and expenses are translated into United States (“U.S.”) dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates and historical rates. The resulting translation adjustments are included as a component of AOCL, net of income taxes.
Recent Accounting Pronouncements
Reference Rate Reform – Hedging
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying guidance on contract modifications and hedge accounting related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates if certain criteria are met. This guidance was effective beginning on March 12, 2020, and amendments could be applied prospectively through December 31, 2022. The hedge accounting expedients may be applied, on an individual hedging relationship basis, to eligible hedge accounting relationships that existed as of the beginning of the effective date of this guidance, and to new eligible hedging relationships entered into after the effective date of this guidance; however, those expedients generally could not be applied to hedging relationships for periods after December 31, 2022. The FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848,” which deferred the sunset date from December 31, 2022 to December 31, 2024. The Company adopted certain optional hedge accounting expedients provided by ASU 2020-04 during fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. Leases
The Company has significant leases that include most Domestic Company-owned restaurant and commissary locations as well as our corporate office located in Atlanta, Georgia. Other Domestic leases include tractor and trailer leases used by our distribution subsidiary as well as commissary equipment. Additionally, the Company leases a significant number of restaurants within the United Kingdom (“UK”); these restaurants are then subleased to the franchisees. The Company’s leases have terms as follows:

Average lease term
Domestic Company-owned restaurants	Five years, plus at least one renewal
UK franchise-owned restaurants	15 years
Domestic commissary locations	10 years, plus at least one renewal
Domestic and International tractors and trailers	Five to seven years
Domestic and International commissary and office equipment	Three to five years
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
The following schedule details the total right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021 (in thousands):

Leases	Classification	December 25, 2022	December 26, 2021
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$24,941	$20,907
Operating lease assets, net	Operating lease right-of-use assets	172,425	176,256
Total lease assets		$197,366	$197,163
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$6,850	$4,977
Current operating lease liabilities	Current operating lease liabilities	23,418	22,543
Noncurrent finance lease liabilities	Long-term finance lease liabilities	19,022	16,580
Noncurrent operating lease liabilities	Long-term operating lease liabilities	160,905	160,672
Total lease liabilities		$210,195	$204,772

Lease costs for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 were as follows (in thousands):

	Year Ended December 25, 2022	Year Ended December 26, 2021	Year Ended December 27, 2020
Finance lease:
Amortization of right-of-use assets	$5,704	$4,980	$2,342
Interest on lease liabilities	1,029	1,140	606
Operating lease:
Operating lease cost	42,815	43,072	40,026
Short-term lease cost	4,171	2,032	3,960
Variable lease cost	9,129	8,572	6,503
Total lease costs	62,848	59,796	53,437
Sublease income	(11,654)	(12,039)	(10,407)
Total lease costs, net of sublease income	$51,194	$47,757	$43,030
Future minimum lease payments under contractually-obligated leases and associated sublease income as of December 25, 2022 were as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
2023	$7,849	$32,860	$10,303
2024	6,801	32,267	10,371
2025	5,171	30,695	9,952
2026	4,125	26,973	9,251
2027	2,971	21,568	8,523
Thereafter	1,440	92,002	42,089
Total future minimum lease payments	28,357	236,365	90,489
Less imputed interest	(2,485)	(52,042)	—
Total present value of lease liabilities	$25,872	$184,323	$90,489
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK which are primarily operating leases. At December 25, 2022, we leased and subleased approximately 442 Papa John’s restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $11.7 million, $12.0 million and $10.4 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively, within Other revenues in the Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 53 Domestic leases. These leases have varying terms, the latest of which expires in 2036. As of December 25, 2022, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $9.2 million. This contingent liability is not included in the Consolidated Balance Sheet or future minimum lease obligation. The fair value of the guarantee is not material.
There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information
The following table presents supplemental cash flow information related to leases for the years ended December 25, 2022, December 26, 2021 and December 27, 2020:

(Dollars in thousands)	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,029	$1,140	$606
Financing cash flows from finance leases	$5,416	$4,566	$2,139
Operating cash flows from operating leases (a)	$35,573	$38,530	$37,113
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,875	$9,486	$9,152
Right-of-use assets obtained in exchange for new operating lease liabilities (b)	$53,869	$64,420	$30,266
Cash received from sublease income	$10,847	$11,597	$10,545

Weighted-average remaining lease term (in years):
Finance leases	4.43	4.51	4.71
Operating leases	8.44	8.30	7.00
Weighted-average discount rate:
Finance leases	4.59%	5.08%	5.34%
Operating leases	5.63%	6.20%	6.65%
______________________________
(a)Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.
(b)Includes right-of-use assets of approximately $21.8 million for the year ended December 25, 2021 associated with the lease commencement of our Atlanta, Georgia corporate office.
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

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Consolidated Balance Sheets (in thousands):

	December 25, 2022	December 26, 2021
Assets
Current assets:
Cash and cash equivalents	$17,174	$24,481
Accounts receivable, net	14,780	14,150
Income tax receivable	—	300
Prepaid expenses and other current assets	1,815	1,718
Total current assets	33,769	40,649
Deferred income taxes	655	614
Total assets	$34,424	$41,263

Liabilities
Current liabilities:
Accounts payable	$12,428	$140
Income and other taxes payable	8	2
Accrued expenses and other current liabilities	17,928	40,154
Current deferred revenue	4,395	4,317
Total current liabilities	34,759	44,613
Deferred revenue	2,503	2,478
Total liabilities	$37,262	$47,091
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Consolidated Balance Sheets. During the years ended December 25, 2022 and December 26, 2021, the Company recognized $33.4 million and $36.3 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	December 25, 2022	December 26, 2021	Change
Franchise fees and unredeemed gift card liabilities	$30,710	$20,410	$10,300
Customer loyalty program obligations	13,766	15,136	(1,370)
Total contract liabilities	$44,476	$35,546	$8,930
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of December 25, 2022 and December 26, 2021, the contract assets were approximately $4.5 million and $5.8 million, respectively. For the years ended December 25, 2022 and December 26, 2021, revenue was reduced approximately $3.4 million and $3.0 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,098	$2,927	$2,755	$2,524	$2,210	$7,120	$20,634
Approximately $3.2 million of area development fees related to unopened stores and International unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $6.9 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Stockholders’ Deficit
Common Stock
The Company has authorized 100.0 million shares of common stock as of December 25, 2022 and December 26, 2021, respectively. The Company’s outstanding shares of common stock, net of repurchased common stock held as treasury stock, were 34.7 million shares at December 25, 2022 and 35.8 million shares at December 26, 2021.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021.
The following table summarizes our repurchase activity for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively:

(In thousands, except average price per share) Year Ended	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 25, 2022	1,343	$93.07	$125,000	$299,800
December 26, 2021	594	$121.96	$72,499	$424,800
December 27, 2020	32	$83.90	$2,701	$72,299
Subsequent to year-end, we acquired an additional 319,307 shares at an aggregate cost of $27.6 million. Approximately $272.2 million remained available under the Company’s share repurchase program as of February 16, 2023.
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

Dividends on Common Stock
The Company paid dividends of approximately $54.8 million ($1.54 per share), $40.4 million and $29.4 million to common stockholders for the years 2022, 2021 and 2020, respectively.
On January 26, 2023, our Board of Directors declared a first quarter 2023 dividend of $0.42 per common share, representing a $14.6 million aggregate dividend that was paid on February 17, 2023 to stockholders of record as of the close of business on February 6, 2023. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
Preferred Stock
The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at December 25, 2022 or December 26, 2021, respectively).
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
On August 3, 2021, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware to eliminate the Series B Preferred Stock. Effective upon filing, the Certificate of Elimination eliminated from the Company’s Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Series B Preferred Stock. The shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of the Company, without designation as to series. As a result of the repurchase and conversion, there were no shares of Series B Preferred Stock authorized or outstanding at December 25, 2022 or December 26, 2021.
The following table summarizes changes to our Series B Preferred Stock in 2021 (in thousands):

Balance at December 27, 2020	$251,901
Accretion	629
Redemption	(252,530)
Balance at December 26, 2021	$—
Dividends on Series B Preferred Stock
The Company paid common stock “pass-through” dividends on an as-converted basis to Series B Preferred Stockholders of $1.1 million and $4.6 million and preferred dividends on the Series B Preferred Stock of $3.0 million and $9.1 million, in 2021 and 2020, respectively. The Company also paid $1.5 million of common stock deemed dividend distributions in connection with the repurchase and conversion of the Series B Preferred Stock in 2021.
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
The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 are as follows (in thousands, except per share data):

	2022	2021	2020
Basic earnings per common share
Net income attributable to the Company	$67,772	$120,016	$57,932
Dividends on redemption of Series B Convertible Preferred Stock	—	(109,852)	—
Dividends paid to participating securities	(306)	(6,091)	(14,059)
Net income attributable to participating securities	(104)	—	(2,136)
Net income attributable to common shareholders	$67,362	$4,073	$41,737

Basic weighted average common shares outstanding	35,497	35,007	32,421
Basic earnings per common share	$1.90	$0.12	$1.29

Diluted earnings per common share
Net income attributable to common shareholders	$67,362	$4,073	$41,737

Weighted average common shares outstanding	35,497	35,007	32,421
Dilutive effect of outstanding equity awards (a)	220	330	296
Diluted weighted average common shares outstanding (b)	35,717	35,337	32,717
Diluted earnings per common share	$1.89	$0.12	$1.28
______________________________
(a)Shares subject to options to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 100,000 in 2020 (none in 2022 or 2021).
(b)The Company had 252,500 shares of Series B Preferred Stock outstanding as of December 27, 2020 (none as of December 25, 2022 or December 26, 2021). For the fully diluted calculation, the Series B Preferred Stock dividends were added back to net income attributable to common shareholders. The Company then applied the if-converted method to calculate dilution on the Series B Preferred Stock, which resulted in 5.0 million additional common shares. This calculation was anti-dilutive in 2020 and as such was excluded.
See “Note 20. Equity Compensation” for additional information regarding our equity awards, including restricted stock.
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 25, 2022 and December 26, 2021 are as follows:

	Carrying Value	Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
December 25, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$30,120	$30,120	$—	$—
Interest rate swaps (b)	$986	$—	$986	$—

December 26, 2021
Financial assets:
Cash surrender value of life insurance policies (a)	$41,904	$41,904	$—	$—

Financial liabilities:
Interest rate swaps (b)	$5,536	$—	$5,536	$—
______________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan. See “Note 21. Employee Benefit Plans” for additional information.
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).
There were no transfers among levels within the fair value hierarchy during fiscal 2022 or 2021.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term debt under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of December 25, 2022 and December 26, 2021:

	December 25, 2022		December 26, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$339,500	$400,000	$396,000
9. Noncontrolling Interests
As of December 25, 2022, the Company had three joint venture arrangements comprising 98 restaurants as compared to four joint venture arrangements comprising 188 restaurants at December 26, 2021. As further described in “Note 22. Divestitures,” the Company divested its 51 percent interest in one joint venture that owned 90 restaurants in the second quarter of 2022.

Net income attributable to these joint ventures for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 was as follows (in thousands):

	2022	2021	2020
Papa John’s International, Inc.	$3,136	$8,457	$5,654
Noncontrolling interests	1,577	4,939	2,682
Total net income	$4,713	$13,396	$8,336
The following summarizes changes in our redeemable noncontrolling interests in 2022 and 2021 (in thousands):

Balance at December 27, 2020	$6,474
Net income	2,609
Distributions	(3,585)
Balance at December 26, 2021	$5,498
Net income	574
Distributions	(4,855)
Balance at December 25, 2022	$1,217
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 27, 2020	$3,622	$3,211
Current period provision (benefit) for expected credit losses	16	(583)
Write-offs charged against the allowance	(1,274)	(843)
Recoveries collected	—	(285)
Balance at December 26, 2021	$2,364	$1,500
Current period provision for expected credit losses (a)	6,474	14,066
Write-offs charged against the allowance	(2,120)	(1,042)
Recoveries collected	—	(25)
Balance at December 25, 2022	$6,718	$14,499
______________________________
(a)    The Company recorded $14.6 million of one-time, non-cash reserves in the first quarter of 2022 for certain accounts receivable and notes receivable primarily associated with a master franchisee with operations principally in Russia. The Company recorded $3.7 million of one-time, non-cash reserves in the second half of 2022 for certain accounts receivable and notes receivable primarily associated with the termination of significant franchisees in the UK.

11. Goodwill
The following summarizes changes in the Company’s goodwill, by reportable segment (in thousands):

	Domestic Company- owned Restaurants	International (a)	All Others	Total
Balance at December 27, 2020	$64,254	$16,101	$436	$80,791
Foreign currency adjustments	—	(159)	—	(159)
Balance at December 26, 2021	$64,254	$15,942	$436	$80,632
Acquisitions (b)	1,161	—	—	1,161
Divestitures (c)	(9,908)	—	—	(9,908)
Foreign currency adjustments	—	(1,269)	—	(1,269)
Balance at December 25, 2022	$55,507	$14,673	$436	$70,616
______________________________
(a)The International goodwill balances for all years presented are net of accumulated impairment of $2.3 million associated with our PJUK reporting unit.
(b)Goodwill from acquisitions was $1.2 million in 2022, due to acquisitions of two stores.
(c)In conjunction with the refranchising of our 51.0% ownership interest in a 90-restaurant consolidated joint venture in Texas, goodwill was allocated to the disposal group based on relative fair value within the Domestic Company-owned restaurants reporting group. See “Note 22. Divestitures” for further information.
12. Debt
Long-term debt, net consists of the following (in thousands):

	December 25, 2022	December 26, 2021
Senior notes	$400,000	$400,000
Revolving facilities	205,000	90,000
Outstanding debt	605,000	490,000
Unamortized debt issuance costs	(7,931)	(9,270)
Total long-term debt, net	$597,069	$480,730
Senior Notes
On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. The Notes are guaranteed by each of the Company’s existing and future Domestic restricted subsidiaries that are guarantors or borrowers under the Amended Credit Agreement (as defined below) or other certain indebtedness. The Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning March 15, 2022, at a fixed interest rate of 3.875% per annum. In connection with the Notes, the Company recorded $7.1 million of debt issuance costs, which are being amortized into net interest expense over the term of the Notes.
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
Amended Credit Agreement
Concurrently with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing the previous credit agreement (“Previous Credit Agreement”). The Amended Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. In connection with the Amended Credit Agreement, the Company recorded $2.1 million of debt issuance costs, which are being amortized into net interest expense over the term of the Amended Credit Agreement. The remaining availability under the PJI Revolving Facility was $395.0 million as of December 25, 2022.
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
Loans under the PJI Revolving Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.25% to 2.00% or a base rate (generally determined according to the greater of a prime rate, federal funds rate plus 0.50%, or a LIBOR rate plus 1.00%) plus a margin ranging from 0.25% to 1.00%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to an earnings calculation, Consolidated EBITDA (as defined in our credit agreement), for the then most recently ended four quarter period (the “Leverage Ratio”). An unused commitment fee ranging from 18 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the underutilized commitments under the PJI Revolving Facility. Loans outstanding under the PJI Revolving Facility may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect. The Amended Credit Agreement also contain provisions specifying alternative interest rate calculations to be used at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as Consolidated EBITDA (as defined in our credit agreement) plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00. We were in compliance with these financial covenants at December 25, 2022.
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
PJMF Revolving Facility
PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2023, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month LIBOR plus 1.60%. There was no debt outstanding under the PJMF Revolving Facility as of December 25, 2022 or December 26, 2021. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Amended Credit Agreement.
Derivative Financial Instruments
As of December 25, 2022, we have the following interest rate swap agreements with a total notional value of $125.0 million:

Effective Dates	Floating Rate Debt		Fixed Rates
April 30, 2018 through April 30, 2023	$55	million	2.33%
April 30, 2018 through April 30, 2023	$35	million	2.36%
April 30, 2018 through April 30, 2023	$35	million	2.34%
In 2021, our interest rate swaps were de-designated as cash flow hedges following the issuance of the Notes and remained undesignated as hedges through June 26, 2022. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in AOCL will be reclassified into earnings as adjustments to interest expense on a straight-line basis over the remaining life of the originally hedged transactions.
As of June 27, 2022, the interest rate swaps were re-designated as cash flow hedges to provide a hedge against changes in variable rate cash flows regarding fluctuations in the LIBOR rate utilized on the revolving credit facility. Therefore, beginning in the third quarter of 2022, our interest rate swaps are accounted for utilizing cash flow hedge accounting treatment. The interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCL and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
We recognized income of $4.8 million ($3.7 million after tax) in 2022 and $6.8 million ($5.3 million after tax) in 2021, and a loss of $7.5 million ($5.8 million after tax) in 2020 in other comprehensive income (loss) for the net change in the fair value of our interest rate swaps.
The following table provides information on the location and amounts of our swaps in the accompanying Consolidated Financial Statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value December 25, 2022	Fair Value December 26, 2021
Other current and long-term assets	$986	$—
Other current and long-term liabilities	$—	$5,536
As of December 25, 2022, the portion of the aggregate $1.0 million interest rate swap liability that would be reclassified into interest expense during the next twelve months approximates $1.0 million.

The effect of derivative instruments on the accompanying Consolidated Financial Statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Interest Expense on Consolidated Statements of Operations
Interest rate swaps:
2022	$3,663	Interest expense	$(2,384)	$(26,653)
2021	$5,273	Interest expense	$(5,965)	$(19,205)
2020	$(5,788)	Interest expense	$(5,068)	$(17,022)
Interest paid, including payments made or received under the swaps, was $24.4 million, $13.4 million and $15.8 million in fiscal 2022, 2021 and 2020, respectively.
13. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 25, 2022	December 26, 2021
Land	$31,679	$31,032
Buildings and improvements	91,462	91,508
Leasehold improvements	136,095	138,016
Equipment and other	498,792	465,813
Construction in progress	32,265	23,725
Total property and equipment	790,293	750,094
Accumulated depreciation and amortization	(540,500)	(526,238)
Property and equipment, net	$249,793	$223,856
14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 25, 2022	December 26, 2021
Marketing	$36,858	$59,248
Insurance reserves, current	29,676	34,661
Salaries, benefits and bonuses	21,934	48,728
Legal settlement accrual (a)	15,000	—
Purchases	13,789	13,319
Other	25,278	34,160
Total	$142,535	$190,116
______________________________
(a)    See “Note 19. Litigation, Commitments and Contingencies” for additional information.

15. Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 25, 2022	December 26, 2021
Insurance reserves	$37,624	$53,551
Deferred compensation plan (a)	28,285	36,170
Other	2,408	3,433
Total	$68,317	$93,154
______________________________
(a)    See “Note 21. Employee Benefit Plans” for additional information on our non-qualified deferred compensation plan.

16. Strategic Corporate Reorganization for Long-term Growth
On September 17, 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta, which opened in October 2021. The space is designed to drive continued menu innovation and optimize integration across marketing, communications, customer experience, operations, human resources, diversity, equity and inclusion, financial planning and analysis, investor relations and development functions. Our information technology, finance, supply chain, and legal teams continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain an office outside of London, UK, where our International operations are managed. Employees whose positions were relocated to the new Atlanta office were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we incurred one-time corporate reorganization costs of approximately $13.1 million and $6.0 million through December 26, 2021 and December 27, 2020, respectively, as detailed in the table below (in thousands). There were no additional corporate reorganization costs incurred during the year ended December 25, 2022.

	December 26, 2021	December 27, 2020
Employee severance and other employee transition costs	$5,429	$4,775
Recruiting and professional fees	3,815	1,598
Relocation costs	3,100	267
Other costs	750	285
Total strategic corporate reorganization costs	13,094	6,925
Stock-based compensation forfeitures on unvested awards	—	(940)
Total strategic corporate reorganization costs, net of stock forfeitures	$13,094	$5,985
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
As of December 26, 2021, the estimate of unpaid strategic corporate reorganization costs was included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The following tables summarize the activity for the years ended December 25, 2022 and December 26, 2021, respectively (in thousands):

	Balance at December 26, 2021	Charges	Payments	Balance at December 25, 2022
Employee severance and other employee transition costs	$2,122	$—	$(2,122)	$—
Recruiting and professional fees	92	—	(92)	—
Relocation costs	740	—	(740)	—
Total strategic corporate reorganization liability	$2,954	$—	$(2,954)	$—

	Balance at December 27, 2020	Charges	Payments	Balance at December 26, 2021
Employee severance and other employee transition costs	$4,615	$5,429	$(7,922)	$2,122
Recruiting and professional fees	145	3,815	(3,868)	92
Relocation costs	101	3,100	(2,461)	740
Other costs	—	750	(750)	—
Total strategic corporate reorganization liability	$4,861	$13,094	$(15,001)	$2,954
17. Income Taxes
The following table presents the domestic and foreign components of income before income taxes for 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Domestic income	$65,434	$115,221	$48,616
Foreign income	18,335	35,727	26,746
Total income	$83,769	$150,948	$75,362
Included within the foreign income before income taxes above is $23.6 million, $22.4 million, and $14.7 million of foreign sourced income subject to foreign withholding taxes in 2022, 2021, and 2020, respectively.
A summary of the expense (benefit) for income tax follows (in thousands):

	2022	2021	2020
Current:
Federal	$3,496	$10,591	$16,400
Foreign	5,335	8,812	6,047
State and local	2,791	2,837	1,569
Deferred:
Federal	4,243	2,430	(7,375)
Foreign	(1,152)	769	357
State and local	(293)	554	(2,250)
Total income tax expense	$14,420	$25,993	$14,748

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 is as follows in both dollars and as a percentage of income before income taxes (dollars in thousands):

	2022		2021		2020
	Income Tax Expense (Benefit)	Income Tax Rate	Income Tax Expense (Benefit)	Income Tax Rate	Income Tax Expense (Benefit)	Income Tax Rate
Tax at U.S. federal statutory rate	$17,591	21.0%	$31,699	21.0%	$15,826	21.0%
State and local income taxes	1,422	1.7%	2,317	1.5%	1,149	1.5%
Foreign income taxes	4,672	5.6%	9,144	6.1%	6,463	8.6%
Income of consolidated partnerships attributable to noncontrolling interests	(355)	(0.4)%	(1,110)	(0.7)%	(603)	(0.8)%
Non-qualified deferred compensation plan expense (income)	1,278	1.5%	(911)	(0.6)%	(898)	(1.2)%
Excess tax (benefits) on equity awards	(3,902)	(4.7)%	(3,697)	(2.5)%	(2,029)	(2.7)%
Tax credits	(8,981)	(10.7)%	(8,830)	(5.9)%	(6,002)	(8.0)%
Non-deductible executive compensation	2,450	2.9%	2,636	1.7%	1,314	1.7%
Foreign-derived intangible income	(1,452)	(1.7)%	(1,519)	(1.0)%	(924)	(1.2)%
US deferred offset on foreign deferreds	1,183	1.4%	238	0.2%	—	—%
Other	514	0.6%	(3,974)	(2.6)%	452	0.6%
Total	$14,420	17.2%	$25,993	17.2%	$14,748	19.5%
Significant deferred tax assets (liabilities) follow (in thousands):

	December 25, 2022	December 26, 2021
Accrued liabilities	$17,424	$14,802
Accrued bonuses	351	6,404
Other liabilities and asset reserves	14,607	14,583
Equity awards	7,905	7,323
Lease liabilities	45,646	41,999
Other	2,904	2,712
Net operating losses	11,738	8,127
Foreign tax credit carryforwards	20,198	18,611
Total deferred tax assets	120,773	114,561
Valuation allowances	(32,052)	(28,598)
Total deferred tax assets, net of valuation allowances	88,721	85,963

Deferred expenses	(5,756)	(7,087)
Accelerated depreciation	(31,098)	(23,858)
Goodwill	(7,690)	(10,052)
Right-of-use assets	(41,892)	(39,814)
Other	(365)	(254)
Total deferred tax liabilities	(86,801)	(81,065)
Net deferred tax assets	$1,920	$4,898

The following table summarizes changes in the Company’s valuation allowances on deferred tax (in thousands):

Balance at December 27, 2020	$22,972
Charged to costs and expenses	5,658
Other	(32)
Balance at December 26, 2021	$28,598
Charged to costs and expenses	3,454
Balance at December 25, 2022	$32,052
The Company had approximately $10.2 million and $8.8 million of state deferred tax assets primarily related to state net operating loss carryforwards as of December 25, 2022 and December 26, 2021, respectively. Our ability to utilize these state deferred tax assets is dependent on our ability to generate earnings in future years in the respective state jurisdictions. The Company provided a full valuation allowance of $10.2 million and $8.8 million for these state deferred tax assets as we believe realization based on the more-likely-than-not criteria has not been met as of December 25, 2022 and December 26, 2021, respectively.
The Company had approximately $2.0 million and $1.4 million of state deferred tax assets related to state income tax credit carryforwards as of December 25, 2022 and December 26, 2021, respectively. Our ability to fully utilize these deferred tax assets related to state income tax credit carryforwards is dependent on our ability to generate earnings in future years in the respective state jurisdictions. In 2022, the Company provided a partial valuation allowance of $0.5 million against these state deferred tax assets as we believe that a portion of these state income tax credit carryforwards would not be realizable before expiration.
The Company had approximately $8.7 million and $4.5 million of foreign net operating loss and capital loss carryovers as of December 25, 2022 and December 26, 2021, respectively. The Company had approximately $1.2 million of valuation allowances primarily related to the foreign capital losses at both December 25, 2022 and December 26, 2021. A substantial majority of our foreign net operating losses do not have an expiration date.
In addition, the Company had approximately $20.2 million and $18.6 million in foreign tax credit carryforwards as of December 25, 2022 and December 26, 2021, respectively, that expire ten years from inception in years 2026 through 2032. Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years. The Company provided a full valuation allowance of $20.2 million and $18.6 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 25, 2022 and December 26, 2021, respectively.
Cash for income taxes paid were $11.7 million in 2022, $32.6 million in 2021 and $19.3 million in 2020.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for years before 2018. The Company is currently undergoing examinations by various tax authorities. The Company anticipates that the finalization of these current examinations and other issues could result in a decrease in the liability for unrecognized tax benefits (and a decrease of income tax expense) of approximately $68,000 during the next 12 months.
The Company had $1.2 million of unrecognized tax benefits at December 25, 2022 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded in Other long-term liabilities in the Consolidated Balance Sheets (in thousands):

Balance at December 27, 2020	$1,030
Additions for tax positions of prior years	81
Reductions for tax positions of prior years	(215)
Balance at December 26, 2021	$896
Additions for tax positions of prior years	331
Reductions for tax positions of prior years	(65)
Balance at December 25, 2022	$1,162

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company has accrued approximately $146,000 and $132,000 for the payment of interest and penalties as of December 25, 2022 and December 26, 2021, respectively.
18. Related Party Transactions
On March 21, 2019, Shaquille O’Neal was appointed to our Board of Directors. On June 11, 2019, PJMF entered into an Endorsement Agreement (the “Original Endorsement Agreement”), effective March 15, 2019, with ABG-Shaq, LLC (“ABG-Shaq”), an entity affiliated with Mr. O’Neal, for the personal services of Mr. O’Neal. Pursuant to the Original Endorsement Agreement, the Company received the right and license to use Mr. O’Neal’s name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights (individually and collectively, the “Personality Rights”), in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of Papa John’s-branded products. Mr. O’Neal also agreed to provide brand ambassador services related to appearances, social media and public relations matters, and to collaborate with us to develop one or more co-branded products using the Personality Rights. Mr. O’Neal and the Company developed a co-branded extra-large pizza product using the Personality Rights under an amendment to the Original Endorsement Agreement signed July 27, 2020 (the “First Amendment”).
As consideration for the rights and services granted under the Original Endorsement Agreement, the Company agreed to pay to ABG-Shaq aggregate cash payments of $4.1 million over the three years of the Original Endorsement Agreement. The Company also paid expenses related to the marketing and personal services provided by Mr. O’Neal. In addition, the Company agreed to grant 87,136 restricted stock units to Mr. O’Neal (as agent of ABG) under our 2018 Omnibus Incentive Plan.
On July 29, 2021, the Company and PJMF entered into Amendment No. 2 (the “ Second Amendment”) to the Original Endorsement Agreement with ABG-Shaq. Pursuant to the Second Amendment, the Company was granted the ability to use the Personality Rights for a limited time to promote, advertise, and sell our co-branded extra-large pizza developed under the First Amendment. ABG-Shaq did not receive any additional royalty fees from the Company beyond the cash payment already contemplated under the Original Endorsement Agreement under the Amendment. In addition, the Company donated one U.S. dollar for each unit of the pizza sold in the United States and one Canadian dollar for each unit sold in Canada to The Papa John’s Foundation for Building Community.
On March 15, 2022, the Original Endorsement Agreement expired by its terms. On April 10, 2022, the Company and PJMF entered into a new Endorsement Agreement (the “New Endorsement Agreement”), effective March 15, 2022, with ABG-Shaq, LLC (“ABG-Shaq”), to replace the Original Endorsement Agreement.
The terms of the New Endorsement Agreement are substantially similar to the Original Endorsement Agreement. As consideration for the rights and services granted under the New Endorsement Agreement, the Company and PJMF agreed to pay to ABG-Shaq aggregate cash payments of $5.6 million over the three years of the New Endorsement Agreement. The Company and PJMF will also pay ABG-Shaq a royalty fee for the co-branded pizza product if the total amount of royalties in a given contract year (calculated as $0.20 per co-branded pizza sold) exceeds the contractual cash payment for that year, in which case the amount of the royalty payment will be the excess of the royalties over the cash payment amount. The Company did not pay ABG-Shaq any royalties in 2022 for the co-branded pizza promotion. The Company and PJMF will also pay expenses related to the marketing and personal services provided by Mr. O’Neal.
In addition, the Company agreed to grant 55,898 restricted stock units (the “RSUs”) to Mr. O’Neal (as agent of ABG) under the Company’s 2018 Omnibus Incentive Plan. The RSUs will vest into an equivalent number of shares of the Company’s common stock according to the following vesting schedule:
●    33% (18,632) of the RSUs will vest on April 12, 2023;
●    33% (18,632) of the RSUs will vest on March 15, 2024; and
●    33% (18,634) of the RSUs will vest on March 15, 2025.
The initial term of the New Endorsement Agreement ends on March 15, 2025, with an option for a one-year extension upon the parties’ mutual agreement. The New Endorsement Agreement also includes customary exclusivity, termination and indemnification clauses.

19. Litigation, Commitments and Contingencies
Litigation
The Company is involved in a number of lawsuits, claims, investigations and proceedings, including those specifically identified below, consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with ASC 450, “Contingencies,” the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On September 30, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of no more than $20.0 million subject to a claims-made process, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The proposed settlement also includes resolution of a companion case, Hubbard, et al. v. Papa John’s International, Inc., pending in the United States District Court for the Western District of Kentucky. The proposed settlement is subject to a claims-made process whereby unclaimed funds revert to the Company, and the Company is only responsible for payments to class and collective action members who timely submit a claim form. Although the return rate for timely claims is unknown and not within the Company’s control, the Company estimates its actual exposure resulting from the settlement to be approximately $10.0 million and this amount was recorded in General and administrative expenses in the Consolidated Statements of Operations. On December 19, 2022, the District Court granted preliminary approval of the proposed settlement; however, the settlement remains subject to final approval by the District Court and contains certain customary contingencies. Subsequent to year end, the Company remitted $5.0 million to the settlement administrator as partial funding of the settlement in accordance with the terms of the applicable settlement agreement. The Company continues to deny any liability or wrongdoing in this matter.
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Consolidated Statements of Operations. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
20. Equity Compensation
We award stock options, time-based restricted stock and performance-based restricted stock units from time to time under the Papa John’s International, Inc. 2018 Omnibus Incentive Plan. There were approximately 3.6 million shares of common stock authorized for issuance and remaining available under the 2018 Omnibus Incentive Plan as of December 25, 2022, which includes 5.9 million shares transferred from the Papa John’s International 2011 Omnibus Incentive Plan.
We recorded stock-based employee compensation expense of $18.4 million in 2022, $16.9 million in 2021 and $16.3 million in 2020. At December 25, 2022, there was $22.2 million of unrecognized compensation cost related to nonvested awards, of which the Company expects to recognize $14.6 million in 2023, $6.5 million in 2024 and $1.1 million in 2025.
Stock Options
Options exercised, which were issued from authorized shares, included 82,000 shares in 2022, 212,000 shares in 2021 and 541,000 shares in 2020. The total intrinsic value of the options exercised during 2022, 2021 and 2020 was $3.4 million, $10.1 million and $13.8 million, respectively.

There were no options granted in 2022, 2021 or 2020. Information pertaining to option activity during 2022 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 26, 2021	319	$54.65
Exercised	(82)	49.48
Cancelled	(2)	45.29
Outstanding at December 25, 2022	235	$56.53	4.47	$6,452
Exercisable at December 25, 2022	235	$56.53	4.47	$6,452
Restricted Stock
We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (165,000 in 2022, 130,000 in 2021 and 207,000 in 2020). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $467,000 ($1.54 per share) in 2022, $410,000 ($1.15 per share) in 2021 and $366,000 ($0.90 per share) in 2020 to holders of time-based restricted stock.
We granted 69,000, 11,000 and 15,000 restricted stock units that are time-based and vest over a period of one to three years in 2022, 2021 and 2020, respectively. Upon vesting, the units are issued from treasury stock. Total dividends declared for these awards were insignificant to the results of our operations.
Additionally, we granted stock settled performance-based restricted stock units to executive management (64,000 units in 2022, 61,000 units in 2021, and 92,000 units in 2020).
The performance-based restricted stock units require the achievement of certain performance and market factors, which consist of the Company’s Total Shareholder Return (“TSR”) relative to a predetermined peer group. The grant-date fair value of the performance-based restricted stock units was determined through the use of a Monte Carlo simulation model.
The following is a summary of the significant assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2022, 2021 and 2020:

Assumptions:	2022	2021	2020
Risk-free interest rate	1.5%	0.2%	0.9%
Expected volatility	45.0%	48.3%	36.3%
The risk-free interest rate for the periods within the contractual life of the performance-based restricted stock unit is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the performance-based restricted stock unit.
The performance-based restricted stock units granted vest over three years (cliff vest) and are expensed over the performance period. The weighted average grant-date fair value of performance-based restricted stock units granted during 2022, 2021 and 2020 was $113.90, $103.14 and $59.52, respectively.

The fair value of time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2022 is as follows (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Total as of December 26, 2021	582	$68.06
Granted	298	103.18
Forfeited	(82)	89.87
Vested	(280)	57.40
Total as of December 25, 2022	518	$91.23
21. Employee Benefit Plans
We have established the Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. In late 2021, the Company adopted a Safe Harbor 401k Plan effective for the 2022 benefit year.
In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in Other assets ($30.1 million and $41.9 million at December 25, 2022 and December 26, 2021, respectively) and the associated liabilities ($28.3 million and $36.2 million at December 25, 2022 and December 26, 2021, respectively) are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.
We contributed a matching payment of 4.0% in 2022, up to a maximum of 6.0% of a participating employee’s earnings deferred into the 401(k) Plan. At our discretion, the Company contributed 4.0% in 2021 and 2.1% in 2020, up to a maximum of 6.0% of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $4.4 million in 2022, $3.5 million in 2021 and $1.8 million in 2020.
22. Divestitures
Refranchising Loss
On March 28, 2022, we refranchised our 51.0% ownership interest in a 90-restaurant consolidated joint venture in Texas for $14.0 million, net of transaction costs. In connection with the divestiture, we recorded a one-time, non-cash charge of $8.4 million as a Refranchising Loss in the Consolidated Statement of Operations, which reflects net sale proceeds of $14.0 million, the noncontrolling interest of $4.2 million, and the recognition of an unearned royalty stream of $12.2 million to be recognized as revenue over the 10-year term of the franchise agreement executed concurrent with the disposition in accordance with ASC 810, “Consolidation.” Goodwill of $9.9 million was allocated to the disposal group based on relative fair value within the Domestic Company-owned restaurants reporting group. The $8.4 million of the one-time, non-cash refranchising loss was recorded in the first quarter of 2022 and realized upon consummation of the sale in the second quarter.
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

23. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, which are flatbread-style sandwiches, and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment principally consists of distribution sales to franchised Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.
Generally, we evaluate performance and allocate resources based on operating income. Certain administrative and capital costs are allocated to segments based upon predetermined rates or estimated resource usage. We account for intercompany sales and transfers as if the sales or transfers were to third parties and eliminate the activity in consolidation.
Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. No single external customer accounted for 10% or more of our total revenues.

The following tables present our segment information.

(In thousands)	2022	2021	2020
Revenues:
Domestic Company-owned restaurants	$708,389	$778,323	$700,757
North America franchising	137,399	129,310	96,732
North America commissaries	869,634	761,305	680,793
International	158,682	184,099	150,939
All others	227,999	215,384	184,013
Total revenues	$2,102,103	$2,068,421	$1,813,234

Intersegment revenues:
North America franchising	$4,122	$4,179	$3,229
North America commissaries	217,570	215,393	192,332
All others	70,283	75,366	83,635
Total intersegment revenues	$291,975	$294,938	$279,196

Depreciation and amortization:
Domestic Company-owned restaurants	$11,495	$11,728	$11,905
North America commissaries	13,299	11,974	9,660
International	1,774	2,326	1,975
All others	12,681	9,928	10,254
Unallocated corporate expenses	12,783	12,860	15,911
Total depreciation and amortization	$52,032	$48,816	$49,705

Operating income:
Domestic Company-owned restaurants (a)	$15,966	$49,628	$37,049
North America franchising	127,882	120,949	89,801
North America commissaries	42,531	39,873	33,185
International (b)	17,891	34,896	24,034
All others	10,084	17,704	7,043
Unallocated corporate expenses (c)	(104,419)	(94,114)	(100,069)
Elimination of intersegment (profits)	(905)	(695)	(790)
Total operating income	$109,030	$168,241	$90,253
______________________________
(a)    Includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss for the year ended December 25, 2022. See “Note 22. Divestitures” for additional information.
(b)    Includes charges of $3.5 million related to one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and $6.1 million of costs associated with the termination of significant franchisees in the UK, including the reserve of certain accounts and notes receivable and operating lease right-of-use assets impairment. See “Note 22. Divestitures” and “Note 10. Allowance for Credit Losses” for additional information.
(c)    For the year ended December 25, 2022, Unallocated corporate expenses includes $15.0 million for certain legal settlements, $13.9 million of one-time, non-cash reserves of certain notes receivable, and $1.5 million of advisory fees and severance costs associated with the transition of certain executives. For the year ended December 26, 2021, Unallocated corporate expense includes $13.1 million of reorganization costs. See “Note 16. Strategic Corporate Reorganization for Long-term Growth” for additional information.

(In thousands)	2022	2021	2020
Property and equipment, net:
Domestic Company-owned restaurants	$238,658	$241,050	$228,077
North America commissaries	149,920	149,218	145,282
International	16,080	14,642	13,604
All others	131,210	109,052	91,724
Unallocated corporate assets	254,425	236,132	213,828
Accumulated depreciation and amortization	(540,500)	(526,238)	(491,620)
Property and equipment, net	$249,793	$223,856	$200,895

Expenditures for property and equipment:
Domestic Company-owned restaurants	$23,057	$16,108	$12,848
North America commissaries	5,729	4,007	4,447
International	5,175	1,979	1,065
All others	18,296	18,645	11,700
Unallocated corporate	26,134	27,820	5,592
Total expenditures for property and equipment (a)	$78,391	$68,559	$35,652
______________________________
(a)    Increases of $9.8 million and $32.9 million in expenditures for property and equipment in 2022 and 2021, respectively, were primarily driven by investment in growth, including technology and development initiatives.
Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment:

	Reportable Segments
(In thousands)	Year Ended December 25, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$708,389	$—	$—	$—	$—	$708,389
Franchise royalties and fees	—	141,521	—	49,422	—	190,943
Commissary sales	—	—	1,087,204	80,481	—	1,167,685
Other revenues	—	—	—	28,779	298,282	327,061
Eliminations	—	(4,122)	(217,570)	—	(70,283)	(291,975)
Total segment revenues	708,389	137,399	869,634	158,682	227,999	2,102,103
International other revenues (a)	—	—	—	(28,779)	28,779	—
Total revenues	$708,389	$137,399	$869,634	$129,903	$256,778	$2,102,103

	Reportable Segments
(In thousands)	Year Ended December 26, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$778,323	$—	$—	$—	$—	$778,323
Franchise royalties and fees	—	133,489	—	53,148	—	186,637
Commissary sales	—	—	976,698	97,623	—	1,074,321
Other revenues	—	—	—	33,328	290,750	324,078
Eliminations	—	(4,179)	(215,393)	—	(75,366)	(294,938)
Total segment revenues	778,323	129,310	761,305	184,099	215,384	2,068,421
International other revenues (a)	—	—	—	(33,328)	33,328	—
Total revenues	$778,323	$129,310	$761,305	$150,771	$248,712	$2,068,421

	Reportable Segments
(In thousands)	Year Ended December 27, 2020
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$700,757	$—	$—	$—	$—	$700,757
Franchise royalties and fees	—	99,961	—	39,920	—	139,881
Commissary sales	—	—	873,125	84,043	—	957,168
Other revenues	—	—	—	26,976	267,648	294,624
Eliminations	—	(3,229)	(192,332)	—	(83,635)	(279,196)
Total segment revenues	700,757	96,732	680,793	150,939	184,013	1,813,234
International other revenues (a)	—	—	—	(26,976)	26,976	—
Total revenues	$700,757	$96,732	$680,793	$123,963	$210,989	$1,813,234
______________________________
(a)    Other revenues as reported in the Consolidated Statements of Operations include $28.8 million, $33.3 million and $27.0 million of revenue for the years ended December 25, 2022, December 26, 2021, and December 27, 2020 respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from International franchisees in the UK that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Consolidated Statements of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.
(b)Management’s Report on our Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2022.
Ernst & Young LLP, an independent registered public accounting firm, has audited the 2022 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 25, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Papa John’s International, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Papa John’s International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company, and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding executive officers is included above under the caption “Information about our Executive Officers” at the end of Part I of this Report. Other information regarding directors, executive officers and corporate governance appearing under the captions “Corporate Governance,” “Item 1. Election of Directors” and “Executive Compensation — Compensation Discussion and Analysis” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.
We have adopted a written code of ethics that applies to our directors, officers and employees. We intend to post all required disclosures concerning any amendments to or waivers from, our code of ethics on our website to the extent permitted by Nasdaq. Our code of ethics can be found on our website, which is located at www.papajohns.com.
Item 11. Executive Compensation
Information regarding executive compensation appearing under the captions “Executive Compensation — Compensation Discussion and Analysis,” “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” and “Item 3. Advisory Approval of the Company’s Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information as of December 25, 2022 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	235,185	$56.53	3,616,086
Equity compensation plans not approved by security holders *	136,701
Total	371,886	$56.53	3,616,086
______________________________
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
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services appearing under the caption “Item 2. Ratification of the Selection of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)Financial Statements:
The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021
•Consolidated Statements of Operations for the years ended December 25, 2022, December 26, 2021, and December 27, 2020
•Consolidated Statements of Comprehensive Income for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Consolidated Statements of Stockholders’ Deficit for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Consolidated Statements of Cash Flows for the years ended December 25, 2022, December 26, 2021 and December 27, 2020
•Notes to Consolidated Financial Statements
(a)(2)Financial Statement Schedules:
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3)Exhibits:
The exhibits listed on the Exhibit Index are filed as part of this Form 10-K.

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

4.2	Form of 3.875% Senior Notes due 2029. Exhibit 4.2 to our report on Form 8-K as filed on September 14, 2021 is incorporated herein by reference.

4.3	Specimen Common Stock Certificate. Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference.

4.4**	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.6*
Amendment to Employment Agreement, dated April 7, 2022, by and between Papa John’s International, Inc. and Robert Lynch. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2022 is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.7
Endorsement Agreement executed April 10, 2022, and effective March 15, 2022, by and among, on the one hand, ABG-Shaq, LLC, for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on April 13, 2022 is incorporated herein by reference.

10.8
Amended and Restated Credit Agreement, dated September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, Inc., as administrative agent. Exhibit 10.1 to our report on Form 8-K as filed on September 14, 2021 is incorporated herein by reference.

10.9 *
Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 is incorporated herein by reference.

10.10*
Papa John’s International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective October 28, 2021. Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2021 is incorporated herein by reference.

10.11*	Papa John’s International, Inc. 2018 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 8, 2018 is incorporated herein by reference.

10.12*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.13*	Papa John’s International, Inc. Amended and Restated Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K filed on November 4, 2020 is incorporated herein by reference.

10.14*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2012 is incorporated herein by reference.

10.15*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.16*	Amendment No. 2 to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 8-K as filed on December 7, 2020 is incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2**	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101
Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 25, 2022, filed on February 23, 2023 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________
* Compensatory plan required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
** Filed herewith.
Item 16. Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2023		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Robert M. Lynch
Robert M. Lynch
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey C. Smith	Chairman	February 23, 2023
Jeffrey C. Smith

/s/ Robert M. Lynch	President and Chief Executive Officer	February 23, 2023
Robert M. Lynch	(Principal Executive Officer and Director)

/s/ Ann B. Gugino	Chief Financial Officer	February 23, 2023
Ann B. Gugino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher L. Coleman	Director	February 23, 2023
Christopher L. Coleman

/s/ Olivia F. Kirtley	Director	February 23, 2023
Olivia F. Kirtley

/s/ Laurette T. Koellner	Director	February 23, 2023
Laurette T. Koellner

/s/ Jocelyn C. Mangan	Director	February 23, 2023
Jocelyn C. Mangan

/s/ Sonya E. Medina	Director	February 23, 2023
Sonya E. Medina

/s/ Shaquille R. O’Neal	Director	February 23, 2023
Shaquille R. O’Neal

/s/ Anthony M. Sanfilippo	Director	February 23, 2023
Anthony M. Sanfilippo