Form 10-Q
period 2023-03-26
PAPA JOHNS INTERNATIONAL INC
filed 2023-05-04
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2023
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 27, 2023, there were 32,656,059 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 26, 2023	December 25, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,708	$47,373
Accounts receivable, net	99,997	102,533
Notes receivable, current portion	7,207	6,848
Income tax receivable	5,957	8,780
Inventories	37,112	41,382
Prepaid expenses and other current assets	49,917	44,123
Total current assets	246,898	251,039
Property and equipment, net	253,144	249,793
Finance lease right-of-use assets, net	27,847	24,941
Operating lease right-of-use assets	170,148	172,425
Notes receivable, less current portion, net	21,242	21,248
Goodwill	70,788	70,616
Deferred income taxes	553	1,920
Other assets	74,241	72,245
Total assets	$864,861	$864,227

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$68,622	$62,316
Income and other taxes payable	8,180	8,766
Accrued expenses and other current liabilities	134,988	142,535
Current deferred revenue	20,508	21,272
Current finance lease liabilities	7,473	6,850
Current operating lease liabilities	24,959	23,418
Current portion of long-term debt	8,200	—
Total current liabilities	272,930	265,157
Deferred revenue	21,733	23,204
Long-term finance lease liabilities	21,392	19,022
Long-term operating lease liabilities	157,211	160,905
Long-term debt, less current portion, net	797,362	597,069
Deferred income taxes	1,112	—
Other long-term liabilities	67,183	68,317
Total liabilities	1,338,923	1,133,674

Redeemable noncontrolling interests	1,263	1,217

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,207 at March 26, 2023 and 49,138 at December 25, 2022)	492	491
Additional paid-in capital	443,686	449,829
Accumulated other comprehensive loss	(8,766)	(10,135)
Retained earnings	203,569	195,856
Treasury stock (16,851 shares at March 26, 2023 and 14,402 shares at December 25, 2022, at cost)	(1,130,136)	(922,434)
Total stockholders’ deficit	(491,155)	(286,393)
Noncontrolling interests in subsidiaries	15,830	15,729
Total Stockholders’ deficit	(475,325)	(270,664)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$864,861	$864,227
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 26, 2023	March 27, 2022

Revenues:
Domestic Company-owned restaurant sales	$179,866	$198,765
North America franchise royalties and fees	36,072	34,268
North America commissary revenues	212,566	209,679
International revenues	31,463	34,617
Other revenues	67,082	65,363
Total revenues	527,049	542,692
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	147,784	161,661
North America commissary expenses	196,415	197,090
International expenses	17,311	19,914
Other expenses	61,078	60,555
General and administrative expenses	51,944	65,937
Depreciation and amortization	14,721	11,940
Total costs and expenses	489,253	517,097
Refranchising and impairment loss	—	(11,160)
Operating income	37,796	14,435
Net interest expense	(9,021)	(4,264)
Income before income taxes	28,775	10,171
Income tax expense (benefit)	6,229	(1,256)
Net income before attribution to noncontrolling interests	22,546	11,427
Net income attributable to noncontrolling interests	(170)	(933)
Net income attributable to the Company	$22,376	$10,494

Calculation of net income for earnings per share:
Net income attributable to the Company	$22,376	$10,494
Dividends paid to participating securities	—	(60)
Net income attributable to common shareholders	$22,376	$10,434

Basic earnings per common share	$0.66	$0.29
Diluted earnings per common share	$0.65	$0.29

Basic weighted average common shares outstanding	34,155	35,927
Diluted weighted average common shares outstanding	34,324	36,236

Dividends declared per common share	$0.42	$0.35
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 26, 2023	March 27, 2022

Net income before attribution to noncontrolling interests	$22,546	$11,427
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,442	(861)
Interest rate swaps (1)	336	1,712
Other comprehensive income (loss), before tax	1,778	851
Income tax effect:
Foreign currency translation adjustments	(332)	198
Interest rate swaps (2)	(77)	(394)
Income tax effect	(409)	(196)
Other comprehensive income (loss), net of tax	1,369	655
Comprehensive income before attribution to noncontrolling interests	23,915	12,082
Less: comprehensive income, redeemable noncontrolling interests	(46)	(510)
Less: comprehensive income, nonredeemable noncontrolling interests	(124)	(423)
Comprehensive income attributable to the Company	$23,745	$11,149
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive income into net interest (expense) income include $(207) and $535 for the three months ended March 26, 2023 and March 27, 2022, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $47 and $(120) for the three months ended March 26, 2023 and March 27, 2022, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock (3)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended March 26, 2023
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
Net income (1)	—	—	—	—	22,376	—	124	$22,500
Other comprehensive income (loss), net of tax	—	—	—	1,369	—	—	—	$1,369
Dividends on common stock	—	—	—	—	(14,663)	—	—	$(14,663)
Exercise of stock options	15	—	614	—	—	—	—	$614
Acquisition of Company common stock	(2,523)	—	—	—	—	(212,444)	—	$(212,444)
Stock-based compensation expense	—	1	3,897	—	—	—	—	$3,898
Issuance of restricted stock	197	—	(4,609)	—	—	4,609	—	$—
Tax effect of restricted stock awards	(72)	—	(5,999)	—	—	—	—	$(5,999)
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	$(23)
Other	3	—	(46)	—	—	133	—	$87
Balance at March 26, 2023	32,356	$492	$443,686	$(8,766)	$203,569	$(1,130,136)	$15,830	$(475,325)
___________________________________
(1)    Net income to the Company for the three months ended March 26, 2023 excludes $46 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At March 26, 2023, the accumulated other comprehensive loss of $8,766 was comprised of net unrealized foreign currency translation loss of $7,586 and net unrealized loss on the interest rate swap agreements of $1,180.
(3)    Acquisition of Company common stock for the three months ended March 26, 2023 includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended March 27, 2022
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	10,494	—	423	$10,917
Other comprehensive income (loss), net of tax	—	—	—	655	—	—	—	$655
Dividends on common stock	—	—	47	—	(12,527)	—	—	$(12,480)
Exercise of stock options	17	—	741	—	—	—	—	$741
Acquisition of Company common stock	(301)	—	—	—	—	(32,709)	—	$(32,709)
Stock-based compensation expense	—	1	4,175	—	—	—	—	$4,176
Issuance of restricted stock	228	—	(6,369)	—	—	6,369	—	$—
Tax effect of restricted stock awards	(69)	—	(7,461)	—	—	—	—	$(7,461)
Other	3	—	(34)	—	—	209	—	$175
Balance at March 27, 2022	35,675	$491	$436,225	$(9,316)	$181,124	$(832,603)	$15,635	$(208,444)
___________________________________
(1)    Net income to the Company for the three months ended March 27, 2022 excludes $510 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At March 27, 2022, the accumulated other comprehensive loss of $9,316 was comprised of net unrealized foreign currency translation loss of $5,533 and net unrealized loss on the interest rate swap agreements of $3,783.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 26, 2023	March 27, 2022

Operating activities
Net income before attribution to noncontrolling interests	$22,546	$11,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	513	15,167
Depreciation and amortization	14,721	11,940
Refranchising and impairment loss	—	11,160
Deferred income taxes	2,031	(1,817)
Stock-based compensation expense	3,898	4,176
Other	496	(2,135)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,182	(2,503)
Income tax receivable	2,822	(1,151)
Inventories	4,330	(4,731)
Prepaid expenses and other current assets	(4,351)	77
Other assets and liabilities	71	(654)
Accounts payable	(310)	7,359
Income and other taxes payable	(512)	8,013
Accrued expenses and other current liabilities	(5,413)	(29,469)
Deferred revenue	(2,236)	(1,465)
Net cash provided by operating activities	40,788	25,394
Investing activities
Purchases of property and equipment	(18,410)	(10,233)
Notes issued	(976)	(272)
Repayments of notes issued	1,069	3,432
Acquisitions, net of cash acquired	—	(1,250)
Other	42	8
Net cash used in investing activities	(18,275)	(8,315)
Financing activities
Net proceeds of revolving credit facilities	208,200	47,000
Proceeds from exercise of stock options	614	741
Acquisition of Company common stock	(209,640)	(32,709)
Dividends paid to common stockholders	(14,603)	(12,608)
Tax payments for equity award issuances	(5,999)	(7,461)
Distributions to noncontrolling interests	(23)	(685)
Other	(1,761)	(1,065)
Net cash used in financing activities	(23,212)	(6,787)
Effect of exchange rate changes on cash and cash equivalents	34	(233)
Change in cash and cash equivalents	(665)	10,059
Cash and cash equivalents at beginning of period	47,373	70,610
Cash and cash equivalents at end of period	$46,708	$80,669
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 26, 2023
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 25, 2022.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of Papa John’s International, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.
Variable Interest Entity
Papa John’s domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States and Canada for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the North America restaurants, of which approximately 85 percent are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation.”
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the allowance for credit losses on accounts and notes receivable, intangible assets, contract assets and contract liabilities including the customer loyalty program obligation, right-of-use assets and lease liabilities, unredeemed gift card liabilities, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.
Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 and 188 restaurants at March 26, 2023 and March 27, 2022, respectively. As further described in “Note 10. Divestitures” we divested our 51 percent interest in one joint venture in Texas that owned 90 restaurants in the second quarter of 2022. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Condensed Consolidated Statements of Operations of net income attributable to noncontrolling interests.

Net income attributable to these joint ventures for the three months ended March 26, 2023 and March 27, 2022 was as follows (in thousands):

	Three Months Ended
	March 26, 2023	March 27, 2022
Papa John’s International, Inc.	$397	$1,621
Noncontrolling interests	170	933
Total net income	$567	$2,554
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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 26, 2023 and December 25, 2022 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
March 26, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$30,337	$30,337	$—	$—
Interest rate swaps (b)	$274	$—	$274	$—

December 25, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$30,120	$30,120	$—	$—
Interest rate swaps (b)	$986	$—	$986	$—
___________________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”).
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of March 26, 2023 and December 25, 2022:

	March 26, 2023		December 25, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$342,000	$400,000	$339,500
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 25, 2022	$6,718	$14,499
Current period provision for expected credit losses	609	24
Write-offs charged against the allowance	(228)	—
Recoveries collected	(84)	(36)
Balance at March 26, 2023	$7,015	$14,487

3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the United Kingdom (“UK”), which are primarily operating leases. At March 26, 2023, we leased and subleased 446 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.9 million and $3.0 million for the three months ended March 26, 2023 and March 27, 2022, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 52 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of March 26, 2023, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $8.7 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(In thousands)	March 26, 2023	March 27, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$309	$262
Financing cash flows from finance leases	$1,743	$1,241
Operating cash flows from operating leases (a)	$9,178	$9,612
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,764	$569
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,721	$20,801
Cash received from sublease income	$2,532	$3,092
___________________________________
(a)    Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.
4. Papa John’s Marketing Fund, Inc.
PJMF, which is a consolidated VIE where the Company has been identified as the primary beneficiary, collects a percentage of revenues from Company-owned and franchised restaurants in the United States, for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations within Other revenues and Other expenses. PJMF also has a wholly-owned subsidiary, Papa Card, Inc., which administers the Company’s gift card programs.

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	March 26, 2023	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$16,076	$17,174
Accounts receivable, net	14,254	14,780
Prepaid expenses and other current assets	7,638	1,815
Total current assets	37,968	33,769
Deferred income taxes	655	655
Total assets	$38,623	$34,424

Liabilities
Current liabilities:
Accounts payable	$13,589	$12,428
Income and other taxes payable	13	8
Accrued expenses and other current liabilities	13,911	17,928
Current portion of long-term debt	8,200	—
Current deferred revenue	4,381	4,395
Total current liabilities	40,094	34,759
Deferred revenue	1,800	2,503
Total liabilities	$41,894	$37,262
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three months ended March 26, 2023 and March 27, 2022, the Company recognized $8.4 million and $9.3 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	March 26, 2023	December 25, 2022	Change
Franchise fees and unredeemed gift card liabilities	$29,166	$30,710	$(1,544)
Customer loyalty program obligations	13,075	13,766	(691)
Total contract liabilities	$42,241	$44,476	$(2,235)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of March 26, 2023 and December 25, 2022, the contract assets were approximately $7.0 million and $6.2 million, respectively. For the three months ended March 26, 2023 and March 27, 2022, revenue was reduced approximately $0.9 million and $0.8 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,052	$2,884	$2,702	$2,439	$2,165	$6,485	$19,727
At March 26, 2023, approximately $3.3 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $6.2 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of March 26, 2023 and December 25, 2022. The Company’s outstanding shares of common stock outstanding, net of repurchased shares of common stock held as treasury stock, were 32.4 million shares at March 26, 2023, compared to 34.7 million shares at December 25, 2022.
Share Repurchase Program
On October 28, 2021, our Board of Directors (the “Board”) approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity under our share repurchase programs for the three months ended March 26, 2023 and March 27, 2022:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
March 26, 2023	2,523	$83.10	$209,640	$90,160
March 27, 2022	301	$108.76	$32,709	$392,091
(a)    Aggregate cost of shares purchased for the three months ended March 26, 2023 excludes $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. These costs were classified as non-cash financing activities during the three months ended March 26, 2023.
The shares repurchased during the three months ended March 26, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at a price of $82.52 per share, for aggregate consideration of $179.6 million. The transaction was negotiated by an independent committee of the Board of Directors formed for the purpose of evaluating a possible transaction involving Starboard, and was approved by the full Board of Directors upon such independent committee’s recommendation. Starboard’s Chief Executive Officer is Jeffrey Smith, who previously served as the Company’s Chairman of the Board until his resignation on March 1, 2023.
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

Dividends
The Company paid dividends of approximately $14.6 million ($0.42 per share) for the three months ended March 26, 2023. On April 25, 2023, our Board of Directors declared a first quarter dividend of $0.42 per common share (approximately $13.8 million in the aggregate), which will be paid on May 26, 2023 to stockholders of record as of the close of business on May 15, 2023. The declaration and payment of any future dividends will be at the discretion of our Board.
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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended
	March 26, 2023	March 27, 2022
Basic earnings per common share
Net income attributable to the Company	$22,376	$10,494
Dividends paid to participating securities	—	(60)
Net income attributable to common shareholders	$22,376	$10,434

Basic weighted average common shares outstanding	34,155	35,927
Basic earnings per common share	$0.66	$0.29

Diluted earnings per common share
Net income attributable to common shareholders	$22,376	$10,434

Weighted average common shares outstanding	34,155	35,927
Dilutive effect of outstanding equity awards (a)	169	309
Diluted weighted average common shares outstanding	34,324	36,236
Diluted earnings per common share	$0.65	$0.29
___________________________________
(a)    Excludes 22,000 and 21,000 equity awards for the three months ended March 26, 2023 and March 27, 2022, respectively, as the effect of including such awards would have been anti-dilutive.

8. Debt
Long-term debt, net, consists of the following (in thousands):

	March 26, 2023	December 25, 2022
Senior notes	$400,000	$400,000
Revolving facilities (a)	413,133	205,000
Outstanding debt	$813,133	$605,000
Unamortized debt issuance costs	(7,571)	(7,931)
Current portion of long-term debt	(8,200)	—
Total long-term debt, net	$797,362	$597,069
___________________________________
(a)    Revolving facilities as of March 26, 2023 includes $8.2 million outstanding under the PJMF Revolving Facility as defined and discussed below.
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
Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 (the “Credit Agreement”) provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $195.0 million as of March 26, 2023.
Up to $50.0 million of the PJI Revolving Facility may be advanced in certain agreed foreign currencies, including Euros, Pounds Sterling, Canadian Dollars, Japanese Yen, and Mexican Pesos. Additionally, the Credit Agreement includes an accordion feature allowing for a future increase of the PJI Revolving Facility and/or incremental term loans in an aggregate amount of up to $500.0 million, subject to certain conditions, including obtaining commitments from one or more new or existing lenders to provide such increased amounts and ongoing compliance with financial covenants.
Loans under the PJI Revolving Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin ranging from 1.25% to 2.00% or a base rate (generally determined according to the greater of a prime rate, federal funds rate plus 0.50%, or a LIBOR rate plus 1.00%) plus a margin ranging from 0.25% to 1.00%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to an earnings calculation, Consolidated EBITDA (as defined in our credit agreement), for the then most recently ended four quarter period (the “Leverage Ratio”). An unused commitment fee ranging from 18 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the underutilized commitments under the PJI Revolving Facility. Loans outstanding under the PJI Revolving Facility may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a LIBOR rate election is in effect. The Credit Agreement also contains provisions specifying alternative interest rate calculations to be used at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the occurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as Consolidated EBITDA (as defined in the Credit Agreement) plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00. We were in compliance with these financial covenants at March 26, 2023.
Obligations under the Credit Agreement are guaranteed by certain direct and indirect material domestic subsidiaries of the Company (the “Guarantors”) and are secured by a security interest in substantially all of the capital stock and equity interests of the Company’s and the Guarantors’ Domestic and first tier material foreign subsidiaries. The Credit Agreement contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the termination of the PJI Revolving Facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the Guarantors.
PJMF Revolving Facility
PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2023, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month LIBOR plus 1.60%. The applicable interest rate on the PJMF Revolving facility was 5.9% for the three months ended March 26, 2023. As of March 26, 2023, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $8.2 million and is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Derivative Financial Instruments
As of March 26, 2023, we have the following interest rate swap agreements with a total notional value of $125.0 million:

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

The following table provides information on the location and amounts of our swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value March 26, 2023	Fair Value December 25, 2022
Other current assets	$274	$986
The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps:
March 26, 2023	$259	Interest Expense	$(207)	$(9,021)
March 27, 2022	$1,318	Interest Expense	$535	$(4,264)
Interest paid, including payments made or received under the swaps, was $10.9 million and $10.1 million for the three months ended March 26, 2023 and March 27, 2022, respectively.
9. Litigation, Commitments and Contingencies
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
Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On September 30, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of no more than $20.0 million subject to a claims-made process, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The proposed settlement also includes resolution of a companion case, Hubbard, et al. v. Papa John’s International, Inc., pending in the United States District Court for the Western District of Kentucky. The proposed settlement is subject to a claims-made process whereby unclaimed funds revert to the Company, and the Company is only responsible for payments to class and collective action members who timely submit a claim form. Although the return rate for timely claims is unknown and not within the Company’s control, the Company estimates its actual exposure resulting from the settlement to be approximately $10.0 million. On December 19, 2022, the District Court granted preliminary approval of the proposed settlement; however, the settlement remains subject to final approval by the District Court and contains certain customary contingencies. On January 18, 2023, the Company remitted $5.0 million to the settlement administrator as partial funding of the settlement in accordance with the terms of the applicable settlement agreement. As of March 26, 2023, $5.0 million remains in Accrued expenses and other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company continues to deny any liability or wrongdoing in this matter.
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 27, 2022 and remained accrued in Accrued expenses and other accrued liabilities in the Condensed Consolidated Balance Sheets as of March 26, 2023. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
10. Divestitures
Refranchising Loss
On March 28, 2022, we refranchised our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas for $14.0 million, net of transaction costs. In connection with the divestiture, we recorded a one-time, non-cash charge of $8.4 million in Refranchising and impairment loss in the Condensed Consolidated Statements of Operations, which reflects net sale proceeds of $14.0 million, the noncontrolling interest of $4.2 million, and the recognition of an unearned royalty stream of $12.2 million to be recognized as revenue over the 10-year term of the franchise agreement executed concurrent with the disposition in accordance with ASC 810, “Consolidation.” The $8.4 million of the one-time, non-cash refranchising loss was recorded in the first quarter of 2022 and realized upon consummation of the sale in the second quarter.
Impairment of Reacquired Master Franchise Rights
In the first quarter of 2022, the Company recorded an impairment of $2.8 million in Refranchising and impairment loss in the Condensed Consolidated Statements of Operations for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict, including, but not limited to, international sanctions. The reacquired franchise rights were previously acquired from a former master franchisee and capitalized by the Company.
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

The following tables present our segment information.

	Three Months Ended
(In thousands)	March 26, 2023	March 27, 2022
Revenues:
Domestic Company-owned restaurants	$179,866	$198,765
North America franchising	36,072	34,268
North America commissaries	212,566	209,679
International	38,704	42,707
All others	59,841	57,273
Total revenues	$527,049	$542,692

Intersegment revenues:
North America franchising	$1,052	$1,053
North America commissaries	51,817	58,507
All others	16,835	19,379
Total intersegment revenues	$69,704	$78,939

Operating income:
Domestic Company-owned restaurants (a)	$6,650	$1,989
North America franchising	33,400	32,137
North America commissaries	10,730	9,334
International (b)	7,232	4,455
All others	3,157	3,719
Unallocated corporate expenses (c)	(23,366)	(37,111)
Elimination of intersegment (profits) losses	(7)	(88)
Total operating income	$37,796	$14,435

(In thousands)	As of March 26, 2023
Property and equipment, net:
Domestic Company-owned restaurants	$242,755
North America commissaries	152,411
International	17,118
All others	135,467
Unallocated corporate assets	257,368
Accumulated depreciation and amortization	(551,975)
Total property and equipment, net	$253,144
___________________________________
(a)    The three months ended March 27, 2022 includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss. See “Note 10. Divestitures” for additional information.
(b)    The three months ended March 27, 2022 includes $3.5 million of one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights. See “Notes 2. Significant Accounting Policies” and “10. Divestitures” for additional information.
(c)    The three months ended March 26, 2023 includes $1.4 million of severance and related costs associated with the transition of certain executives. For the three months ended March 27, 2022, Unallocated corporate expenses includes $13.9 million of one-time, non-cash reserves of certain notes receivable and $5.0 million for certain legal settlements. See “Notes 2. Significant Accounting Policies” and “9. Litigation, Commitments and Contingencies” for additional information.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended March 26, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$179,866	$—	$—	$—	$—	$179,866
Franchise royalties and fees	—	37,124	—	12,491	—	49,615
Commissary sales	—	—	264,383	18,972	—	283,355
Other revenues	—	—	—	7,241	76,676	83,917
Eliminations	—	(1,052)	(51,817)	—	(16,835)	(69,704)
Total segment revenues	179,866	36,072	212,566	38,704	59,841	527,049
International other revenues (a)	—	—	—	(7,241)	7,241	—
Total revenues	$179,866	$36,072	$212,566	$31,463	$67,082	$527,049

	Reportable Segments
	Three Months Ended March 27, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$198,765	$—	$—	$—	$—	$198,765
Franchise royalties and fees	—	35,321	—	13,435	—	48,756
Commissary sales	—	—	268,186	21,182	—	289,368
Other revenues	—	—	—	8,090	76,652	84,742
Eliminations	—	(1,053)	(58,507)	—	(19,379)	(78,939)
Total segment revenues	198,765	34,268	209,679	42,707	57,273	542,692
International other revenues (a)	—	—	—	(8,090)	8,090	—
Total revenues	$198,765	$34,268	$209,679	$34,617	$65,363	$542,692
___________________________________
(a)    Other revenues as reported in the Condensed Consolidated Statements of Operations include $7.2 million and $8.1 million of revenues for the three months ended March 26, 2023 and March 27, 2022, respectively, that are part of the international reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa John’s began operations in 1984. As of March 26, 2023, there were 5,733 Papa John’s restaurants in operation, consisting of 520 Company-owned and 5,213 franchised restaurants operating in 48 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the (United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
The Company has focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. Our progress and significant transactions during the first quarter of 2023 are described below.
Growth Strategy. The Company delivered its fifteenth consecutive quarter of Global system-wide restaurant sales growth and continues to expand both domestically and internationally. This growth will be fueled by continued product innovation and our development strategy.
Our expanding development pipeline is a key long-term growth driver as we believe there is significant opportunity to offer our differentiated, premium position to more customers globally and domestically. In the first quarter of 2023, we opened 27 net new restaurants, for global unit growth of 0.5%. We expect this growth to accelerate in 2023 with global development to be between 270 to 310 net new units. Our view of our long-term unit opportunity, both domestically and internationally, continues to expand as we sign significant deals to develop within key areas. In April 2023, we announced our future expansion into India through a development agreement to open 650 new restaurants in India by 2033. In 2022, we announced that we expect 1,400 to 1,800 net new Papa Johns restaurants worldwide from 2022 through the end of 2025. We plan to continue focusing on our strategic innovative products and restaurant development across our platforms to drive sustainable growth this year and beyond.
Operational Initiatives. We launched the “Back to BETTER” initiative in late 2022, which focuses on improving operational execution at the store level in order to drive better financial performance. We have aligned the organization on improving out the door times, overall customer satisfaction, increasing orders and optimization. Running BETTER operations is intended to increase customer and employee satisfaction, as well as drive customer loyalty. We are seeing improvement in our restaurant level operating margins, and we experienced a 3.4% increase in comparable sales for Domestic Company-owned restaurants in the first quarter of 2023. We expect this initiative to continue throughout 2023.
Global Market Conditions. Macroeconomic conditions in the UK, the largest region in our International segment, continue to present challenges in light of ongoing inflation and rising interest rates. Against this backdrop, the Company and franchisees have experienced declines in sales and profitability in the UK market. While uncertain how long these conditions will last, the Company is committed to its presence in the UK and is invested in the Company’s long-term success in this region. As we navigate this challenging economic environment, we are investing in capabilities to improve our operations and are working to reposition the franchise base to further strengthen our UK business. In addition to the targeted marketing support announced in February, we continue to innovate and implement capabilities and strategies from the US for the UK market. Also, as our franchise base is repositioned in a way that ensures our franchisees and this market are aligned to drive long-term growth, strategic store closures and refranchising will likely occur.
Share Repurchases. As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. During the first quarter of 2023, the Company repurchased 2.5 million shares of common stock for $209.6 million pursuant to its share repurchase program.

Included in these repurchases were approximately 2.2 million shares repurchased from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”) on March 1, 2023, at $82.52 per share, for a total aggregate consideration of $179.6 million. The transaction was negotiated by an independent committee of the Board of Directors formed for the purpose of evaluating a possible transaction involving Starboard, and was approved by the full Board upon such independent committee’s recommendation. Starboard’s Chief Executive Officer is Jeffrey Smith, who previously served as the Company’s Chairman of the Board until his resignation on March 1, 2023.
The repurchase was funded with cash on hand and funds drawn under the Company’s PJI Revolving Facility. Following the repurchases, the Company has $90.2 million available under its existing share repurchase authorization as of March 26, 2023.

Global Restaurant Sales and Unit Information
“Comparable sales” represents sales for the same base of restaurants for the same fiscal periods. “Comparable sales growth (decline)” represents the change in year-over-year comparable sales. “Global system-wide restaurant sales” represents total restaurant sales for all Company-owned and franchised restaurants open during the comparable periods, and “Global system-wide restaurant sales growth (decline)” represents the change in global system-wide restaurant sales year-over-year. Comparable sales, Comparable sales growth (decline), Global system-wide restaurant sales and Global system-wide sales growth (decline) exclude franchisees for which we suspended corporate support.
“Equivalent units” represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, closed, acquired or sold during the period on a weighted average basis.
We believe Domestic Company-owned, North America franchised, and International Comparable sales growth (decline) and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Comparable sales growth (decline) and Global system-wide restaurant sales information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of Global system-wide restaurant sales growth, excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Three Months Ended
Amounts below exclude the impact of foreign currency	March 26, 2023	March 27, 2022
Comparable sales growth (decline):
Domestic Company-owned restaurants	3.4%	(1.2)%
North America franchised restaurants	(0.8)%	2.8%
North America restaurants	—%	1.9%
International restaurants	(5.8)%	0.8%
Total comparable sales growth (decline)	(1.3)%	1.6%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	4.9%	0.8%
North America franchised restaurants	0.8%	4.0%
North America restaurants	1.6%	3.3%
International restaurants (a)	3.3%	11.6%
Total global system-wide restaurant sales growth (decline)	2.0%	5.3%
_______________________________
(a)The three months ended March 26, 2023 excludes the impact of franchisee suspended restaurants

Restaurant Progression	Three Months Ended
	March 26, 2023	March 27, 2022
North America Company-owned:
Beginning of period	522	600
Opened	—	7
Closed	(2)	—
Acquired	—	1
End of period	520	608
North America franchised:
Beginning of period	2,854	2,739
Opened	16	15
Closed	(6)	(7)
Sold	—	(1)
End of period	2,864	2,746
International franchised:
Beginning of period	2,330	2,311
Opened	43	55
Closed	(24)	(8)
Suspended (a)	—	(188)
End of period	2,349	2,170
Total restaurants – end of period	5,733	5,524

Trailing four quarters net store growth (b)	209	244
___________________________________
(a)As previously disclosed, the Company has suspended corporate support for all franchised restaurants located in Russia. These suspended restaurants are excluded from net unit growth calculations.
(b)Excludes suspended restaurants.

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended
(Dollars in thousands)	March 26, 2023	March 27, 2022	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$179,866	$198,765	(9.5)%
North America franchise royalties and fees	36,072	34,268	5.3%
North America commissary revenues	212,566	209,679	1.4%
International revenues	31,463	34,617	(9.1)%
Other revenues	67,082	65,363	2.6%
Total revenues	$527,049	$542,692	(2.9)%
For the three months ended March 26, 2023, the discussion of changes in revenues below for Domestic Company-owned restaurants and North America franchised restaurants include explanations of the impact to the comparable results of the refranchising of 90 restaurants during the second quarter of 2022 (the “2022 refranchising”). See “Note 10. Divestitures” of the “Notes to Condensed Consolidated Financial Statements” for additional information.
Total revenues decreased $15.6 million or 2.9% to $527.0 million for the three months ended March 26, 2023, as compared to the prior year period. Excluding the impact of the 2022 refranchising, total revenues increased $2.2 million, or 0.4%, for the three months ended March 26, 2023.
Domestic Company-owned restaurant sales decreased $18.9 million, or 9.5% for the three months ended March 26, 2023, compared to the prior year period. Excluding the impact of the 2022 refranchising, Domestic Company-owned restaurant sales increased $8.4 million, or 4.9%, for the three months ended March 26, 2023, primarily due to comparable sales of 3.4% and an increase in equivalent units of 1.2%.
North America franchise royalties and fees increased $1.8 million, or 5.3% for the three months ended March 26, 2023, compared to prior year period. Excluding the impact of the 2022 refranchising, North America franchise royalties and fees increased $0.4 million, or 1.3%, for the three months ended March 26, 2023, primarily due to an increase in equivalent units of 1.4%, partially offset by negative comparable sales of 0.8%.
North America franchise restaurant sales, excluding the impact of the 2022 refranchising, increased 0.6% to $771.4 million for the three months ended March 26, 2023, compared to the prior year period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues increased $2.9 million, or 1.4% for the three months ended March 26, 2023, compared to the prior year period. Excluding the impact of the 2022 refranchising, North America commissary decreased $5.2 million primarily due to lower volumes, partially offset by increased prices in line with rising commodity prices driven by inflation.
International revenues decreased $3.2 million, or 9.1% for the three months ended March 26, 2023, compared to the prior year period, primarily due to lower UK royalties and commissary revenues. The overall declines in our International revenue performance were largely attributable to lower comparable sales of 5.8% for the three months ended March 26, 2023, related to inflationary pressures in the UK market.
International franchise restaurant sales decreased to $293.5 million for the three months ended March 26, 2023, compared to $321.7 million for the prior year period. Excluding the impact of previously disclosed suspended restaurants and foreign currency fluctuations, International franchise restaurant sales increased 3.3% for the three months ended March 26, 2023. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds, online and mobile ordering business and our wholly-owned print and promotions subsidiary, increased $1.7 million, or 2.6%, for the three months ended March 26, 2023, compared to the prior year period primarily due to higher revenues from our technology services from point of sale hardware sales and higher equivalent units.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Three Months Ended
	March 26, 2023	% of Related Revenues	March 27, 2022	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$147,784	82.2%	$161,661	81.3%	0.9%
North America commissary expenses	196,415	92.4%	197,090	94.0%	(1.6)%
International expenses	17,311	55.0%	19,914	57.5%	(2.5)%
Other expenses	61,078	91.0%	60,555	92.6%	(1.6)%
General and administrative expenses	51,944	9.9%	65,937	12.1%	(2.2)%
Depreciation and amortization	14,721	2.8%	11,940	2.2%	0.6%
Total costs and expenses	489,253	92.8%	517,097	95.3%	(2.5)%
Refranchising and impairment loss	—	—%	(11,160)	(2.1)%	2.1%
Operating income	$37,796	7.2%	$14,435	2.7%	4.5%
Total costs and expenses were $489.3 million or 92.8% of total revenues for the three months ended March 26, 2023 , as compared to $517.1 million, or 95.3% of total revenues for the prior year period. The decrease in total costs and expenses, as a percentage of revenues, was primarily due to the following:
Domestic Company-owned restaurant expenses were $147.8 million or 82.2% of related revenues for the three months ended March 26, 2023, compared to expenses of $161.7 million or 81.3% of related revenues for the prior year period. The expenses, as a percentage of revenues, increased 0.9% primarily due to increases in certain commodity, labor, and utility expenses.
North America commissary expenses were $196.4 million, or 92.4% of related revenues for the three months ended March 26, 2023, compared to $197.1 million or 94.0% of related revenues for the prior year period. The expenses, as a percentage of related revenues, decreased 1.6% primarily due to pricing adjustments stemming from higher commodity pricing driven by inflation, principally paper, dough and desserts.
International expenses were $17.3 million, or 55.0% of related revenues for the three months ended March 26, 2023, compared to $19.9 million, or 57.5% of related revenues for the prior year period. The expenses as a percentage of related revenues, decreased 2.5%, primarily due to pricing adjustments stemming from higher commodity pricing driven by inflation, principally paper, dough and desserts.
Other expenses were $61.1 million, or 91.0% of related revenues for the three months ended March 26, 2023, compared to $60.6 million, or 92.6% of related revenues for the prior year period. The expenses as a percentage of related revenues, decreased 1.6% primarily due to timing of expenditures on technology platform initiatives to further enhance our digital capabilities and the customer experience.

General and Administrative Expenses General and administrative (“G&A”) expenses were $51.9 million, or 9.9% of revenues for the three months ended March 26, 2023, compared to $65.9 million, or 12.1% of revenues for the prior year periods. G&A expenses consisted of the following (in thousands):

	Three Months Ended
	March 26, 2023	March 27, 2022
Administrative expenses (a)	$51,192	$46,090
Legal settlement accruals (b)	—	5,000
Additional specific accounts receivable and notes receivable provisions (c)	—	14,636
Executive severance costs (d)	1,356	—
Other general expenses	752	211
General and administrative expenses	$51,944	$65,937
___________________________________
(a)For the three months ended March 26, 2023, Administrative expenses increased $5.1 million, primarily due to higher labor and incentive compensation costs.
(b)Represents expenses related to certain legal settlements. See “Note 9. Litigation, Commitments and Contingencies” to our “Notes to Condensed Consolidated Financial Statements” for additional information.
(c)Represents a one-time, non-cash provision of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions in the first quarter of 2022.
(d)Represents severance and related costs associated with the transition of certain executives.
Depreciation and Amortization Depreciation and amortization expense was $14.7 million, or 2.8% of revenues for the three months ended March 26, 2023, compared to $11.9 million, or 2.2% of revenues, for the prior year period. The increase was primarily due to higher depreciation expense related to our investments in technology support initiatives.
Refranchising and Impairment Loss
There was no Refranchising and impairment loss during the three months ended March 26, 2023. Refranchising and impairment loss was $11.2 million for the three months ended March 27, 2022, consisting of an $8.4 million loss on the 2022 refranchising and an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict. See “Note 10. Divestitures” of “Notes to Condensed Consolidated Financial Statements” for additional information on these items.

Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is also presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended March 26, 2023			Three Months Ended March 27, 2022
(In thousands)	Reported	(a) Adjustments	Adjusted	Reported	(a) Adjustments	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$6,650	$—	$6,650	$1,989	$8,412	$10,401	$4,661	$(3,751)
North America franchising	33,400	—	33,400	32,137	—	32,137	1,263	1,263
North America commissaries	10,730	—	10,730	9,334	—	9,334	1,396	1,396
International	7,232	—	7,232	4,455	3,515	7,970	2,777	(738)
All others	3,157	—	3,157	3,719	—	3,719	(562)	(562)
Unallocated corporate expenses	(23,366)	1,356	(22,010)	(37,111)	18,869	(18,242)	13,745	(3,768)
Elimination of intersegment (profits)	(7)	—	(7)	(88)	—	(88)	81	81
Total	$37,796	$1,356	$39,152	$14,435	$30,796	$45,231	$23,361	$(6,079)
___________________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each period and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $37.8 million for the three months ended March 26, 2023 compared to $14.4 million for the prior year period, an increase of $23.4 million. Adjusted operating income was $39.2 million for the three months ended March 26, 2023 compared to $45.2 million for the prior year period, a decrease of $6.1 million. The decrease in adjusted operating income in 2023 compared to 2022 was primarily due to the following:
•Domestic Company-owned restaurants decreased $3.8 million for the three months ended March 26, 2023. Excluding the impact of the 2022 refranchising, Domestic Company-owned restaurants decreased $1.5 million, primarily due to increases in certain commodity, labor, and utility expenses, partially offset by higher revenues from comparable sales growth of 3.4% driven by strategic pricing actions.
•North America franchising increased $1.3 million for the three months ended March 26, 2023. Excluding the impact of the 2022 refranchising, North America franchising decreased $0.1 million. The decrease was primarily due to a 0.8% decrease in comparable sales, partially offset by an increase in equivalent units of 1.2%.
•North America commissaries increased $1.4 million for the three months ended March 26, 2023. Excluding the impact of the 2022 refranchising, North America commissaries increased $1.1 million primarily due to price increases in line with inflation and lower delivery costs, partially offset by lower volumes.
•International decreased $0.7 million for the three months ended March 26, 2023, primarily due to lower UK restaurant and commissary revenues and royalties attributed to lower comparable sales, which declined 5.8%, for the three months ended March 26, 2023.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, decreased $0.6 million for the three months ended March 26, 2023 compared to the prior year period, primarily due to higher depreciation expense related to our investments in technology support initiatives.
•Unallocated corporate expenses increased $3.8 million for the three months ended March 26, 2023. The increase is primarily due to higher labor and incentive compensation costs and higher deprecation expense related to our investments in technology support initiatives.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands, except per share amounts)	March 26, 2023	March 27, 2022	Increase (Decrease)
Operating income	$37,796	$14,435	$23,361
Net interest expense	(9,021)	(4,264)	(4,757)
Income before income taxes	28,775	10,171	18,604
Income tax expense (benefit)	6,229	(1,256)	7,485
Net income before attribution to noncontrolling interests	22,546	11,427	11,119
Net income attributable to noncontrolling interests	(170)	(933)	763
Net income attributable to the Company	$22,376	$10,494	$11,882

Calculation of net income for earnings per share:
Net income attributable to the Company	$22,376	$10,494	$11,882
Dividends paid to participating securities	—	(60)	60
Net income attributable to participating securities	—	—	—
Net income attributable to common shareholders	$22,376	$10,434	$11,942

Basic earnings per common share	$0.66	$0.29	$0.37
Diluted earnings per common share	$0.65	$0.29	$0.36
Net Interest Expense
Net interest expense increased $4.8 million, or 111.6% for the three months ended March 26, 2023 due to an increase in the LIBOR rate as well as higher average outstanding debt on the PJI Revolving Facility that was primarily utilized to finance share repurchases. Total debt outstanding was $813.1 million and $605.0 million as of March 26, 2023 and December 25, 2022, respectively.
Income Tax Expense (Benefit)
Our effective income tax rate was 21.6% for three months ended March 26, 2023, compared to a benefit of 12.3% for the prior year period. The prior year benefit of 12.3% was caused by higher excess tax benefits generated by stock option exercises and vesting of restricted shares along with a lower pre-tax income.

	Three Months Ended
(Dollars in thousands)	March 26, 2023	March 27, 2022
Income before income taxes	$28,775	$10,171
Income tax expense (benefit)	$6,229	$(1,256)
Effective tax rate	21.6%	(12.3)%
Net Income Attributable to Noncontrolling Interests Net income attributable to noncontrolling interests was $0.2 million for the three months ended March 26, 2023, compared with $0.9 million for the prior year period. The decrease was due to the refranchising of our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas on March 28, 2022.
Diluted Earnings Per Common Share
Diluted earnings per common share was $0.65 for the three months ended March 26, 2023 compared to $0.29 for the prior year period, representing an increase of $0.36. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.68 for the three months ended March 26, 2023, compared to adjusted diluted earnings per common share of $0.95 for the prior year period, representing a decrease of $0.27. See “Non-GAAP Measures” for additional information.

Non-GAAP Measures
In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: adjusted operating income, adjusted net income attributable to common shareholders and adjusted diluted earnings per common share. We believe that our non-GAAP financial measures enable investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies. We believe that the disclosure of these non-GAAP measures is useful to investors as they reflect metrics that our management team and Board utilize to evaluate our operating performance, allocate resources and administer employee incentive plans. The most directly comparable U.S. GAAP measures to adjusted operating income, adjusted net income attributable to common shareholders and adjusted diluted earnings per common share are operating income, net income attributable to common shareholders and diluted earnings per common share, respectively. These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s U.S. GAAP results. The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Three Months Ended
(In thousands, except per share amounts)	March 26, 2023	March 27, 2022
Operating income	$37,796	$14,435
Refranchising and impairment losses (a)	—	25,796
Legal settlement (b)	—	5,000
Other costs (c)	1,356	—
Adjusted operating income	$39,152	$45,231

Net income attributable to common shareholders	$22,376	$10,434
Refranchising and impairment losses (a)	—	25,796
Legal settlement (b)	—	5,000
Other costs (c)	1,356	—
Tax effect of adjustments (d)	(309)	(6,929)
Adjusted net income attributable to common shareholders (e)	$23,423	$34,301

Diluted earnings per common share	$0.65	$0.29
Refranchising and impairment losses (a)	—	0.71
Legal settlement (b)	—	0.14
Other costs (c)	0.04	—
Tax effect of adjustments (d)	(0.01)	(0.19)
Adjusted diluted earnings per common share (e)	$0.68	$0.95

___________________________________
(a)Refranchising and impairment losses consisted of the following pre-tax adjustments:

Three Months Ended
(In thousands)	March 27, 2022
Refranchising impairment loss (1)	$8,412
Ukraine-related charge (2)	17,384
Total adjustment	$25,796
(1)    Represents a one-time, non-cash charge of $8.4 million ($0.23 loss per diluted share) recorded in the first quarter of 2022 associated with the refranchising of the Company’s controlling interest in the 90-restaurant joint venture, recorded as Refranchising and impairment loss.
(2)    Represents a one-time non-cash charge of $17.4 million ($0.48 loss per diluted share) recorded in the first quarter of 2022 related to the reserve of certain loans and impairment of reacquired franchised rights related to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million.
(b)Represents an accrual of a certain legal settlement, recorded in General and administrative expenses. See “Note 9. Litigation, Commitments and Contingencies” for further information.
(c)Represents severance and related costs associated with the transition of certain executives.
(d)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.8% and 22.5% for the three-month periods ended March 26, 2023 and March 27, 2022, respectively.
(e)Amounts shown exclude the impact of allocation of undistributed earnings to participating securities.
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
Cash Flows
The table below summarizes our cash flows from continuing operations for the three months ended March 26, 2023 and March 27, 2022 (in thousands):

	Three Months Ended
	March 26, 2023	March 27, 2022
Total cash provided by (used in):
Operating activities	$40,788	$25,394
Investing activities	(18,275)	(8,315)
Financing activities	(23,212)	(6,787)
Change in cash and cash equivalents, excluding the effect of exchange rate changes on cash and cash equivalents	$(699)	$10,292

Operating Activities
Total cash provided by operating activities was $40.8 million for the three months ended March 26, 2023 compared to $25.4 million for the corresponding period of 2022. The increase of $15.4 million primarily reflects favorable working capital changes, principally related to increases in accrued expenses and other current liabilities as well as lower inventory and accounts receivable balances primarily due to lower volumes.
Investing Activities
Total cash used in investing activities was $18.3 million for the three months ended March 26, 2023 compared to $8.3 million for the same period in 2022, or an increase of $10.0 million. The increase in cash used in investing activities was primarily due to an increase in capital expenditures.
Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2023 will be approximately $80 million to $90 million. This estimate includes the acquisition of sites and construction costs for new Company-owned stores that have opened or that we expect to open during 2023. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $23.2 million for the three months ended March 26, 2023 compared to $6.8 million for the same period of 2022, an increase of $16.4 million. In 2023, cash used for financing activities includes outflows of $209.6 million in share repurchases, and $14.6 million of common stock dividends paid, partially offset by net borrowings of $208.2 million from the PJI Revolving Facility. In 2022, cash used for financing activities includes outflows of $32.7 million in share repurchases, and $12.6 million of common dividends paid partially offset by net borrowings of $47.0 million from the PJI Revolving Facility.
Debt
Our outstanding debt as of March 26, 2023 was $813.1 million, which was comprised of $400.0 million of our 3.875% senior notes (the “Notes”) and $413.1 million outstanding under the PJI Revolving Facility and PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $195.0 million as of March 26, 2023.
Our Credit Agreement, dated September 14, 2021, contains affirmative and negative covenants that, among other things, require customary reporting obligations and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

	Permitted Ratio	Actual Ratio as of March 26, 2023
Leverage ratio	Not to exceed 5.25 to 1.0	3.5 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.8 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 26, 2023.
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

The PJMF Revolving Facility consists of a $20.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. Debt outstanding under the PJMF Revolving Facility was approximately $8.2 million as of March 26, 2023. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
See “Note 8. Debt” of our “Notes to Condensed Consolidated Financial Statements” for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.
The following table summarizes our repurchase activity under these programs for the three months ended March 26, 2023 and March 27, 2022:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
March 26, 2023	2,523	$83.10	$209,640	$90,160
March 27, 2022	301	$108.76	$32,709	$392,091
(a)    The shares repurchased during the three months ended March 26, 2023 included 2,176,928 shares repurchased on March 1, 2023 from Starboard at a price of $82.52 per share for aggregate consideration of $179.6 million.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate dividends to common stockholders of $14.6 million ($0.42 per share) and $12.6 million ($0.35 per share) for the three months ended March 26, 2023 and March 27, 2022, respectively. On April 25, 2023, our Board of Directors declared a second quarter dividend of $0.42 per common share (approximately $13.8 million in the aggregate), which will be paid on May 26, 2023 to stockholders of record as of the close of business on May 15, 2023. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
Free Cash Flow
Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment. We view free cash flow as an important financial measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures.
The Company’s free cash flow was as follows for the three month periods of 2023 and 2022 (in thousands):

	Three Months Ended
	March 26, 2023	March 27, 2022
Net cash provided by operating activities	$40,788	$25,394
Purchases of property and equipment	(18,410)	(10,233)
Free cash flow	$22,378	$15,161

Cash Requirements
There have been no material changes in our cash requirements other than in the ordinary course of business since the end of 2022. Refer to “Contractual Obligations” presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 for additional information regarding our cash requirements.
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, labor shortages, labor cost increases, inflation, royalty relief, franchisee support, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•risks related to a possible economic recession or downturn that could, among other things, reduce consumer spending or demand and result in changing consumer practices;
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
•risks related to our indebtedness, including increased interest rates, and the current state of the credit markets;
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
These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, and they may be updated from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 26, 2023 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 6.0% and 6.4% of our revenues were derived from these operations for the three months ended March 26, 2023 and March 27, 2022, respectively.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $2.9 million on International revenues for the three months ended March 26, 2023, and an unfavorable impact of $1.2 million for the three months ended March 27, 2022. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.6 million on operating income for the three months ended March 26, 2023 and March 27, 2022, respectively.
Commodity Price Risk
In the ordinary course of business, the food and paper products we purchase, including cheese (our largest ingredient cost), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our Domestic Company-owned restaurants, which are accounted for as normal purchases; however, we remain exposed to ongoing commodity volatility.

The following table presents the actual average block price for cheese by quarter through the first quarter of 2023 and the projected average block price by quarter for 2023 (based on the April 27, 2023 Chicago Mercantile Exchange cheese futures market prices):

	2023		2022
	Projected Block Price		Actual Block Price
Quarter 1	$1.960		$1.966
Quarter 2	1.844		2.296
Quarter 3	1.980		1.938
Quarter 4	2.026		2.066
Full Year	$1.953	(a)	$2.067
___________________________________

(a)
The full year estimate is based on futures prices and does not include the impact of forward pricing agreements we have for a portion of our cheese purchases for our domestic Company-owned restaurants. Additionally, the price charged to restaurants can vary somewhat by quarter from the actual block price based upon our monthly pricing mechanism.

Item 4. Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its chief executive officer and principal financial and accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the chief executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The legal proceedings described in “Note 9. Litigation, Commitments and Contingencies” of “Notes to Condensed Consolidated Financial Statements” within “Part I. Item 1. Financial Statements” of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. Funding for the share repurchase program was provided through our operating cash flows and our $600.0 million PJI Revolving Facility.
The following table summarizes our repurchase activity by fiscal period during the three months ended March 26, 2023 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/26/2022 - 1/22/2023	147	$82.63	147	$287,637
1/23/2023 - 2/19/2023	182	$89.22	182	$271,419
2/20/2022 - 3/26/2023	2,194	$82.62	2,194	$90,160
Total	2,523	$83.10	2,523	$90,160
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended March 26, 2023, the Company acquired approximately 72,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit Number	Description

10.1
Share Repurchase Agreement by and among Papa John’s International Inc. and the sellers listed on the schedule of sellers attached thereto. Exhibit 10.1 to our Current Report on Form 8-K as filed on March 2, 2023 is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 26, 2023, filed on May 4, 2023, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 4, 2023	/s/ Chris Collins
Chris Collins
Principal Financial and Accounting Officer