Form 10-Q
period 2023-06-25
PAPA JOHNS INTERNATIONAL INC
filed 2023-08-03
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2023
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 28, 2023, there were 32,736,862 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 25, 2023	December 25, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,772	$47,373
Accounts receivable, net	94,255	102,533
Notes receivable, current portion	4,850	6,848
Income tax receivable	2,097	8,780
Inventories	37,515	41,382
Prepaid expenses and other current assets	56,086	44,123
Assets held for sale (a)	3,427	—
Total current assets	242,002	251,039
Property and equipment, net	264,393	249,793
Finance lease right-of-use assets, net	34,418	24,941
Operating lease right-of-use assets	171,550	172,425
Notes receivable, less current portion, net	15,809	21,248
Goodwill	76,623	70,616
Other assets	68,848	74,165
Total assets	$873,643	$864,227

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$55,351	$62,316
Income and other taxes payable	8,148	8,766
Accrued expenses and other current liabilities	163,273	142,535
Current deferred revenue	19,587	21,272
Current finance lease liabilities	9,190	6,850
Current operating lease liabilities	25,715	23,418
Current portion of long-term debt	15,529	—
Total current liabilities	296,793	265,157
Deferred revenue	21,726	23,204
Long-term finance lease liabilities	26,486	19,022
Long-term operating lease liabilities	159,170	160,905
Long-term debt, less current portion, net	768,820	597,069
Other long-term liabilities	65,106	68,317
Total liabilities	1,338,101	1,133,674

Redeemable noncontrolling interests	1,021	1,217

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,209 at June 25, 2023 and 49,138 at December 25, 2022)	492	491
Additional paid-in capital	445,964	449,829
Accumulated other comprehensive loss	(7,289)	(10,135)
Retained earnings	207,461	195,856
Treasury stock (16,815 shares at June 25, 2023 and 14,402 shares at December 25, 2022, at cost)	(1,127,669)	(922,434)
Total stockholders’ deficit	(481,041)	(286,393)
Noncontrolling interests in subsidiaries	15,562	15,729
Total Stockholders’ deficit	(465,479)	(270,664)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$873,643	$864,227
(a) Represents vacant land adjacent to the Company’s Louisville office.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Revenues:
Domestic Company-owned restaurant sales	$175,780	$171,411	$355,646	$370,176
North America franchise royalties and fees	34,711	34,917	70,783	69,185
North America commissary revenues	206,980	219,383	419,546	429,062
International revenues	34,608	31,958	66,071	66,575
Other revenues	62,451	64,996	129,533	130,359
Total revenues	514,530	522,665	1,041,579	1,065,357
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	143,705	142,026	291,489	303,687
North America commissary expenses	190,468	204,470	386,883	401,560
International expenses	20,435	19,236	37,746	39,150
Other expenses	58,996	60,648	120,074	121,203
General and administrative expenses	50,324	44,646	102,268	110,584
Depreciation and amortization	15,690	12,735	30,411	24,674
Total costs and expenses	479,618	483,761	968,871	1,000,858
Refranchising and impairment loss	—	—	—	(11,160)
Operating income	34,912	38,904	72,708	53,339
Net interest expense	(11,275)	(6,081)	(20,296)	(10,344)
Income before income taxes	23,637	32,823	52,412	42,995
Income tax expense	5,778	7,093	12,007	5,838
Net income before attribution to noncontrolling interests	17,859	25,730	40,405	37,157
Net income attributable to noncontrolling interests	(91)	(297)	(261)	(1,230)
Net income attributable to the Company	$17,768	$25,433	$40,144	$35,927

Calculation of net income for earnings per share:
Net income attributable to the Company	$17,768	$25,433	$40,144	$35,927
Dividends paid to participating securities	—	(82)	—	(141)
Net income attributable to participating securities	—	(111)	—	(93)
Net income attributable to common shareholders	$17,768	$25,240	$40,144	$35,693

Basic earnings per common share	$0.55	$0.71	$1.20	$1.00
Diluted earnings per common share	$0.54	$0.70	$1.20	$0.99

Basic weighted average common shares outstanding	32,563	35,624	33,359	35,775
Diluted weighted average common shares outstanding	32,650	35,824	33,487	36,032

Dividends declared per common share	$0.42	$0.35	$0.84	$0.70
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Net income before attribution to noncontrolling interests	$17,859	$25,730	$40,405	$37,157
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	405	(4,109)	1,847	(4,970)
Interest rate swaps (1)	1,514	1,877	1,850	3,589
Other comprehensive income (loss), before tax	1,919	(2,232)	3,697	(1,381)
Income tax effect:
Foreign currency translation adjustments	(93)	946	(425)	1,144
Interest rate swaps (2)	(349)	(432)	(426)	(826)
Income tax effect	(442)	514	(851)	318
Other comprehensive income (loss), net of tax	1,477	(1,718)	2,846	(1,063)
Comprehensive income before attribution to noncontrolling interests	19,336	24,012	43,251	36,094
Less: comprehensive income, redeemable noncontrolling interests	(59)	(18)	(105)	(528)
Less: comprehensive income, nonredeemable noncontrolling interests	(32)	(279)	(156)	(702)
Comprehensive income attributable to the Company	$19,245	$23,715	$42,990	$34,864
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive income into net interest (expense) income include $(36) and $(243) for the three and six months ended June 25, 2023, respectively and $(735) and $(200) for the three and six months ended June 26, 2022, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $8 and $55 for the three and six months ended June 25, 2023, respectively and $165 and $45 for the three and six months ended June 26, 2022, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock (3)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended June 25, 2023
Balance at March 26, 2023	32,356	$492	$443,686	$(8,766)	$203,569	$(1,130,136)	$15,830	$(475,325)
Net income (1)	—	—	—	—	17,768	—	32	17,800
Other comprehensive income (loss), net of tax	—	—	—	1,477	—	—	—	1,477
Dividends on common stock	—	—	54	—	(13,876)	—	—	(13,822)
Exercise of stock options	2	—	68	—	—	—	—	68
Stock-based compensation expense	—	—	4,601	—	—	—	—	4,601
Issuance of restricted stock	30	—	(1,933)	—	—	1,933	—	—
Tax effect of restricted stock awards	(1)	—	(109)	—	—	—	—	(109)
Distributions to noncontrolling interests	—	—	—	—	—	—	(300)	(300)
Other	7	—	(403)	—	—	534	—	131
Balance at June 25, 2023	32,394	$492	$445,964	$(7,289)	$207,461	$(1,127,669)	$15,562	$(465,479)

For the six months ended June 25, 2023
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
Net income (1)	—	—	—	—	40,144	—	156	40,300
Other comprehensive income (loss), net of tax	—	—	—	2,846	—	—	—	2,846
Dividends on common stock	—	—	54	—	(28,539)	—	—	(28,485)
Exercise of stock options	17	1	682	—	—	—	—	683
Acquisition of Company common stock	(2,523)	—	—	—	—	(212,444)	—	(212,444)
Stock-based compensation expense	—	—	8,498	—	—	—	—	8,498
Issuance of restricted stock	227	—	(6,542)	—	—	6,542	—	—
Tax effect of restricted stock awards	(73)	—	(6,108)	—	—	—	—	(6,108)
Distributions to noncontrolling interests	—	—	—	—	—	—	(323)	(323)
Other	10	—	(449)	—	—	667	—	218
Balance at June 25, 2023	32,394	$492	$445,964	$(7,289)	$207,461	$(1,127,669)	$15,562	$(465,479)
(1)    Net income to the Company for the three and six months ended June 25, 2023 excludes $59 and $105, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At June 25, 2023, the accumulated other comprehensive loss of $7,289 was comprised of net unrealized foreign currency translation loss of $7,274 and net unrealized loss on the interest rate swap agreements of $15.
(3)    Acquisition of Company common stock for the six months ended June 25, 2023 includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended June 26, 2022
Balance at March 27, 2022	35,675	$491	$436,225	$(9,316)	$181,124	$(832,603)	$15,635	$(208,444)
Net income (1)	—	—	—	—	25,433	—	279	25,712
Other comprehensive income (loss), net of tax	—	—	—	(1,718)	—	—	—	(1,718)
Dividends on common stock	—	—	48	—	(12,623)	—	—	(12,575)
Exercise of stock options	22	—	1,167	—	—	—	—	1,167
Acquisition of Company common stock	(452)	—	—	—	—	(42,762)	—	(42,762)
Stock-based compensation expense	—	—	4,925	—	—	—	—	4,925
Issuance of restricted stock	2	—	(81)	—	—	81	—	—
Tax effect of restricted stock awards	(1)	—	(65)	—	—	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	(150)	(150)
Other	2	—	36	—	—	79	(3)	112
Balance at June 26, 2022	35,248	$491	$442,255	$(11,034)	$193,934	$(875,205)	$15,761	$(233,798)

For the six months ended June 26, 2022
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	35,927	—	702	36,629
Other comprehensive income (loss), net of tax	—	—	—	(1,063)	—	—	—	(1,063)
Dividends on common stock	—	—	95	—	(25,150)	—	—	(25,055)
Exercise of stock options	39	1	1,908	—	—	—	—	1,909
Acquisition of Company common stock	(753)	—	—	—	—	(75,471)	—	(75,471)
Stock-based compensation expense	—	—	9,100	—	—	—	—	9,100
Issuance of restricted stock	229	—	(6,450)	—	—	6,450	—	—
Tax effect of restricted stock awards	(70)	—	(7,527)	—	—	—	—	(7,527)
Distributions to noncontrolling interests	—	—	—	—	—	—	(150)	(150)
Other	6	—	3	—	—	288	(3)	288
Balance at June 26, 2022	35,248	$491	$442,255	$(11,034)	$193,934	$(875,205)	$15,761	$(233,798)
(1)    Net income to the Company for the three and six months ended June 26, 2022 excludes $18 and $528, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At June 26, 2022, the accumulated other comprehensive loss of $11,034 was comprised of net unrealized foreign currency translation loss of $8,696 and net unrealized loss on the interest rate swap agreements of $2,338.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 25, 2023	June 26, 2022

Operating activities
Net income before attribution to noncontrolling interests	$40,405	$37,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	595	15,558
Depreciation and amortization	30,411	24,674
Refranchising and impairment loss	—	11,160
Deferred income taxes	3,664	(2,993)
Stock-based compensation expense	8,498	9,100
Other	(452)	(2,071)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,299	(9,177)
Income tax receivable	6,683	5,369
Inventories	4,109	(3,815)
Prepaid expenses and other current assets	46	(3,901)
Other assets and liabilities	140	(5,379)
Accounts payable	(8,174)	12,742
Income and other taxes payable	(514)	(3,175)
Accrued expenses and other current liabilities	7,203	(37,456)
Deferred revenue	(3,178)	(2,208)
Net cash provided by operating activities	93,735	45,585
Investing activities
Purchases of property and equipment	(34,759)	(30,744)
Notes issued	(4,374)	(1,098)
Repayments of notes issued	3,224	6,743
Acquisitions, net of cash acquired	—	(1,250)
Proceeds from refranchising, net of cash transferred	—	13,588
Other	182	238
Net cash used in investing activities	(35,727)	(12,523)
Financing activities
Net proceeds of revolving credit facilities	186,529	55,000
Proceeds from exercise of stock options	682	1,908
Acquisition of Company common stock	(210,348)	(75,471)
Dividends paid to common stockholders	(28,485)	(25,101)
Tax payments for equity award issuances	(6,108)	(7,526)
Distributions to noncontrolling interests	(323)	(835)
Other	(3,567)	1,348
Net cash used in financing activities	(61,620)	(50,677)
Effect of exchange rate changes on cash and cash equivalents	11	(871)
Change in cash and cash equivalents	(3,601)	(18,486)
Cash and cash equivalents at beginning of period	47,373	70,610
Cash and cash equivalents at end of period	$43,772	$52,124
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 25, 2023
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 25, 2022.
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
Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at June 25, 2023 and June 26, 2022, respectively. As further described in “Note 10. Divestitures” we divested our 51 percent interest in one joint venture in Texas that owned 90 restaurants in the second quarter of 2022. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests.

Net income attributable to these joint ventures for the three and six months ended June 25, 2023 and June 26, 2022 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Papa John’s International, Inc.	$228	$706	$625	$2,327
Noncontrolling interests	91	297	261	1,230
Total net income	$319	$1,003	$886	$3,557
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets and liabilities are netted by tax jurisdiction. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes due to changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. Deferred tax assets and liabilities are recorded within Other assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets.
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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 25, 2023 and December 25, 2022 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
June 25, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$27,228	$27,228	$—	$—

Financial liabilities:
Interest rate swaps (b)	$15	$—	$15	$—

December 25, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$30,120	$30,120	$—	$—
Interest rate swaps (b)	$986	$—	$986	$—
___________________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected Secured Overnight Financing Rates (“SOFR”). Interest rate swaps entered into prior to the three months ended June 25, 2023 were based on London Interbank Offered Rates (“LIBOR”).
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of June 25, 2023 and December 25, 2022:

	June 25, 2023		December 25, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$335,000	$400,000	$339,500
Allowance for Credit Losses
Estimates of expected credit losses, even if remote, are based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics, and macroeconomic factors. Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding the financial condition of the franchisee or customer. Account and note balances are charged against the allowance after recovery efforts have ceased.
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 25, 2022	$6,718	$14,499
Current period provision for expected credit losses, net	568	27
Write-offs charged against the allowance	(753)	(147)
Balance at June 25, 2023	$6,533	$14,379

3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the United Kingdom (“UK”), which are primarily operating leases. At June 25, 2023, we leased and subleased 368 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.7 million and $5.6 million for the three and six months ended June 25, 2023, respectively, and $3.0 million and $6.0 million for the three and six months ended June 26, 2022, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 50 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of June 25, 2023, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $8.2 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(In thousands)	June 25, 2023	June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$702	$510
Financing cash flows from finance leases	$3,669	$2,508
Operating cash flows from operating leases (a)	$18,738	$18,363
Right-of-use assets obtained in exchange for new finance lease liabilities	$14,129	$569
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,128	$31,369
Cash received from sublease income	$5,278	$5,623
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

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	June 25, 2023	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$4,337	$17,174
Accounts receivable, net	13,722	14,780
Income tax receivable	56	—
Prepaid expenses and other current assets	15,230	1,815
Total current assets	33,345	33,769
Deferred income taxes	655	655
Total assets	$34,000	$34,424

Liabilities
Current liabilities:
Accounts payable	$741	$12,428
Income and other taxes payable	2	8
Accrued expenses and other current liabilities	29,000	17,928
Current portion of long-term debt	15,529	—
Current deferred revenue	3,648	4,395
Total current liabilities	48,920	34,759
Deferred revenue	2,282	2,503
Total liabilities	$51,202	$37,262
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and six months ended June 25, 2023, the Company recognized $7.9 million and $16.3 million in revenue, respectively, related to deferred revenue compared to $8.3 million and $17.6 million for the three and six months ended June 26, 2022.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	June 25, 2023	December 25, 2022	Change
Franchise fees and unredeemed gift card liabilities	$28,409	$30,710	$(2,301)
Customer loyalty program obligations	12,904	13,766	(862)
Total contract liabilities	$41,313	$44,476	$(3,163)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of June 25, 2023 and December 25, 2022, the contract assets were approximately $7.0 million and $6.2 million, respectively. For the three and six months ended June 25, 2023, revenue was reduced approximately $0.9 million and $1.8 million, respectively, for the amortization of contract assets over the applicable contract terms. For the three and six months ended June 26, 2022, revenue was reduced approximately $1.1 million and $1.9 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,172	$2,823	$2,635	$2,380	$2,087	$6,054	$19,151
At June 25, 2023, approximately $3.5 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.9 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of June 25, 2023 and December 25, 2022. The Company’s outstanding shares of common stock outstanding, net of repurchased shares of common stock held as treasury stock, were 32.4 million shares at June 25, 2023, compared to 34.7 million shares at December 25, 2022.
Share Repurchase Program
On October 28, 2021, our Board of Directors (the “Board”) approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity under our share repurchase programs for the three and six months ended June 25, 2023 and June 26, 2022:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
June 25, 2023	—	$—	$—	$90,160
June 26, 2022	452	$94.56	$42,762	$349,329

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Six Months Ended
June 25, 2023	2,523	$83.10	$209,640	$90,160
June 26, 2022	753	$100.23	$75,471	$349,329
(a)    Aggregate cost of shares purchased for the six months ended June 25, 2023 excludes $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities during the six months ended June 25, 2023.
The shares repurchased during the six months ended June 25, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at a price of $82.52 per share, for aggregate consideration of $179.6 million. The transaction was negotiated by an independent committee of the Board of Directors formed for the purpose of evaluating a possible transaction involving Starboard, and was approved by the full Board of Directors upon such independent committee’s recommendation. Starboard’s Chief Executive Officer is Jeffrey Smith, who previously served as the Company’s Chairman of the Board until his resignation on March 1, 2023.

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
Dividends
The Company paid dividends of approximately $28.5 million ($0.84 per share) for the six months ended June 25, 2023. On July 31, 2023, our Board of Directors approved a 9.5% increase in the Company’s dividend rate per common share from $1.68 on an annual basis to $1.84 on an annual basis and subsequently declared a third quarter dividend of $0.46 per common share (approximately $15.1 million in the aggregate), which will be paid on August 25, 2023 to stockholders of record as of the close of business on August 14, 2023. The declaration and payment of any future dividends will be at the discretion of our Board.

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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Basic earnings per common share
Net income attributable to the Company	$17,768	$25,433	$40,144	$35,927
Dividends paid to participating securities	—	(82)	—	(141)
Net income attributable to participating securities	—	(111)	—	(93)
Net income attributable to common shareholders	$17,768	$25,240	$40,144	$35,693

Basic weighted average common shares outstanding	32,563	35,624	33,359	35,775
Basic earnings per common share	$0.55	$0.71	$1.20	$1.00

Diluted earnings per common share
Net income attributable to common shareholders	$17,768	$25,240	$40,144	$35,693

Weighted average common shares outstanding	32,563	35,624	33,359	35,775
Dilutive effect of outstanding equity awards (a)	87	200	128	257
Diluted weighted average common shares outstanding	32,650	35,824	33,487	36,032
Diluted earnings per common share	$0.54	$0.70	$1.20	$0.99
___________________________________
(a)    Excludes 103,000 and 49,000 shares underlying equity awards for the three and six months ended June 25, 2023, respectively, and 63,000 and 42,000 shares underlying equity awards for the three and six months ended June 26, 2022, respectively, as the effect of including such awards would have been anti-dilutive.

8. Debt
Long-term debt, net, consists of the following (in thousands):

	June 25, 2023	December 25, 2022
Senior notes	$400,000	$400,000
Revolving facilities (a)	391,529	205,000
Outstanding debt	$791,529	$605,000
Unamortized debt issuance costs	(7,180)	(7,931)
Current portion of long-term debt	(15,529)	—
Total long-term debt, net	$768,820	$597,069
___________________________________
(a)    Revolving facilities as of June 25, 2023 includes $15.5 million outstanding under the PJMF Revolving Facility as defined and discussed below.
Senior Notes
On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year at a fixed interest rate of 3.875% per annum. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2022. for further description of the provisions and covenant requirements under the Senior Notes.
Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 (the “Credit Agreement”) provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $224.0 million as of June 25, 2023. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2022 for further description of the provisions and covenant requirements under the Credit Agreement.
PJMF Revolving Facility
PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2023, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month LIBOR plus 1.60%. The applicable interest rate on the PJMF Revolving facility was 6.8% for the three months ended June 25, 2023. As of June 25, 2023, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $15.5 million and is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Derivative Financial Instruments
During the three months ended June 25, 2023, the Company executed a new interest rate swap with an initial notional value of $100.0 million to replace the Company’s prior interest swaps, which had a notional value of $125.0 million and matured on April 30, 2023. The objective of the interest rate swap is to mitigate the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Revolving Facility. We have designated the interest rate swap as a cash flow hedge and will assess hedge effectiveness at regular intervals through the maturity date of June 30, 2025. The interest rate swaps are marked to market at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassified to Net interest expense in the Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings.
As of June 25, 2023, we have the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
The following table provides information on the location and amounts of our current and expired swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value June 25, 2023	Fair Value December 25, 2022
Other current assets	$—	$986
Other long-term liabilities	$15	$—
The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
June 25, 2023	$1,165	Interest expense	$(36)	$(11,275)
June 26, 2022	$1,445	Interest expense	$(735)	$(6,081)

Interest rate swaps for the six months ended:
June 25, 2023	$1,424	Interest Expense	$(243)	$(20,296)
June 26, 2022	$2,763	Interest Expense	$(200)	$(10,344)
Interest paid, including payments made or received under the swaps, was $5.7 million and $2.4 million for the three months ended June 25, 2023 and June 26, 2022, respectively, and $16.6 million and $12.6 million for the six months ended June 25, 2023 and June 26, 2022, respectively.
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
Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On September 30, 2022, the parties reached a settlement in principle to resolve the case. On December 19, 2022, the District Court granted preliminary approval of the settlement, and following a hearing on July 27, 2023, the District Court granted final approval of the settlement. Pursuant to the terms of the settlement, which contemplated a total aggregate settlement amount of no more than $20.0 million subject to a claims-made process, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement also includes resolution of a companion case, Hubbard, et al. v. Papa John’s International, Inc., pending in the United States District Court for the Western District of Kentucky. The settlement is subject to a claims-made process whereby unclaimed funds revert to the Company, and the Company is only responsible for payments to class and collective action members who timely submitted a claim form. The Company is still awaiting a final accounting from the settlement administrator. On January 18, 2023, the Company remitted $5.0 million to the settlement administrator as partial funding of the settlement in accordance with the terms of the applicable settlement agreement. The remainder of the settlement amount will be paid to the settlement administrator on or prior to August 10, 2023 in accordance with the settlement terms. As of June 25, 2023, $5.0 million remains in Accrued expenses and other accrued liabilities in the Condensed Consolidated Balance Sheets. The Company continues to deny any liability or wrongdoing in this matter.
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other accrued liabilities in the Condensed Consolidated Balance Sheets as of June 25, 2023. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
10. Divestitures
Refranchising Loss
On March 28, 2022, we refranchised our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas for $14.0 million, net of transaction costs. In connection with the divestiture, we recorded a one-time, non-cash charge of $8.4 million in Refranchising and impairment loss in the Condensed Consolidated Statements of Operations, which reflects net sale proceeds of $14.0 million, the noncontrolling interest of $4.2 million, and the recognition of an unearned royalty stream of $12.2 million to be recognized as revenue over the 10-year term of the franchise agreement executed concurrent with the disposition in accordance with ASC 810, “Consolidation.” The $8.4 million of the one-time, non-cash refranchising loss was recorded in the first quarter of 2022 and realized upon consummation of the sale in the second quarter of 2022.
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
11. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, which are flatbread-style sandwiches, and side items, including breadsticks, cheesesticks, chicken poppers and wings, dessert items and canned or bottled beverages. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment consists of the operations of all Company-owned restaurants located in the UK, as well as distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.
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

The following tables present our segment information.

	Three Months Ended		Six Months Ended
(In thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues:
Domestic Company-owned restaurants	$175,780	$171,411	$355,646	$370,176
North America franchising	34,711	34,917	70,783	69,185
North America commissaries	206,980	219,383	419,546	429,062
International	41,354	39,282	80,058	81,989
All others	55,705	57,672	115,546	114,945
Total revenues	$514,530	$522,665	$1,041,579	$1,065,357

Intersegment revenues:
North America franchising	$1,025	$1,048	$2,077	$2,101
North America commissaries	51,586	52,754	103,403	111,261
International	869	—	869	—
All others	16,348	15,889	33,183	35,268
Total intersegment revenues	$69,828	$69,691	$139,532	$148,630

Operating income:
Domestic Company-owned restaurants (a)	$6,641	$5,924	$13,291	$7,912
North America franchising	32,111	32,624	65,511	64,761
North America commissaries	10,397	10,957	21,127	20,292
International (b)	3,763	7,306	10,995	11,761
All others	1,343	2,187	4,500	5,906
Unallocated corporate expenses (c)	(19,701)	(19,344)	(43,067)	(56,454)
Elimination of intersegment (profits) losses	358	(750)	351	(839)
Total operating income	$34,912	$38,904	$72,708	$53,339

Property and equipment, net:
Domestic Company-owned restaurants	$242,089
North America commissaries	155,681
International	27,748
All others	139,114
Unallocated corporate assets	248,387
Accumulated depreciation and amortization	(548,626)
Total property and equipment, net	$264,393
___________________________________
(a)    The six months ended June 26, 2022 includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss. See “Note 10. Divestitures” for additional information.
(b)    The three and six months ended June 25, 2023 includes $1.3 million of costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of stores from franchisees. The six months ended June 26, 2022 includes $3.5 million of one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights. See “Notes 2. Significant Accounting Policies” and “10. Divestitures” for additional information.
(c)    The three and six months ended June 25, 2023 includes $0.7 million and $2.0 million, respectively, of severance and related costs associated with the transition of certain executives. The three months ended June 26, 2022 includes $1.5 million of advisory fees and severance costs associated with the transition of certain executives. The six months ended June 26, 2022 includes $13.9 million of one-time, non-cash reserves of certain notes receivable, $5.0 million for certain legal settlements, and $1.5 million of advisory fees and severance costs associated with the transition of certain executives. See “Notes 2. Significant Accounting Policies” and “9. Litigation, Commitments and Contingencies” for additional information.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended June 25, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$175,780	$—	$—	$3,018	$—	$178,798
Franchise royalties and fees	—	35,736	—	12,196	—	47,932
Commissary sales	—	—	258,566	20,263	—	278,829
Other revenues	—	—	—	6,746	72,053	78,799
Eliminations	—	(1,025)	(51,586)	(869)	(16,348)	(69,828)
Total segment revenues	175,780	34,711	206,980	41,354	55,705	514,530
International other revenues (a)	—	—	—	(6,746)	6,746	—
Total revenues	$175,780	$34,711	$206,980	$34,608	$62,451	$514,530

	Reportable Segments
	Three Months Ended June 26, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$171,411	$—	$—	$—	$—	$171,411
Franchise royalties and fees	—	35,965	—	12,043	—	48,008
Commissary sales	—	—	272,137	19,915	—	292,052
Other revenues	—	—	—	7,324	73,561	80,885
Eliminations	—	(1,048)	(52,754)	—	(15,889)	(69,691)
Total segment revenues	171,411	34,917	219,383	39,282	57,672	522,665
International other revenues (a)	—	—	—	(7,324)	7,324	—
Total revenues	$171,411	$34,917	$219,383	$31,958	$64,996	$522,665

	Reportable Segments
	Six Months Ended June 25, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$355,646	$—	$—	$3,018	$—	$358,664
Franchise royalties and fees	—	72,860	—	24,687	—	97,547
Commissary sales	—	—	522,949	39,235	—	562,184
Other revenues	—	—	—	13,987	148,729	162,716
Eliminations	—	(2,077)	(103,403)	(869)	(33,183)	(139,532)
Total segment revenues	355,646	70,783	419,546	80,058	115,546	1,041,579
International other revenues (a)	—	—	—	(13,987)	13,987	—
Total revenues	$355,646	$70,783	$419,546	$66,071	$129,533	$1,041,579

	Reportable Segments
	Six Months Ended June 26, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$370,176	$—	$—	$—	$—	$370,176
Franchise royalties and fees	—	71,286	—	25,478	—	96,764
Commissary sales	—	—	540,323	41,097	—	581,420
Other revenues	—	—	—	15,414	150,213	165,627
Eliminations	—	(2,101)	(111,261)	—	(35,268)	(148,630)
Total segment revenues	370,176	69,185	429,062	81,989	114,945	1,065,357
International other revenues (a)	—	—	—	(15,414)	15,414	—
Total revenues	$370,176	$69,185	$429,062	$66,575	$130,359	$1,065,357
___________________________________
(a)    Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.7 million and $14.0 million of revenues for the three and six months ended June 25, 2023, respectively, and $7.3 million and $15.4 million for the three and six months ended June 26, 2022, respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.
12. Acquisitions
UK Franchisee Acquisition
On June 2, 2023 (the “Acquisition Date”), the Company acquired 91 Papa Johns restaurants previously operated by the M25 division of Drake Food Service International in the United Kingdom (referred to as “DFSI”), the Company's largest franchisee, for total consideration of approximately $13.7 million. The acquisition establishes a portfolio of Company-owned restaurants in the UK market and enables the Company to implement operating model enhancements in the restaurants including revenue management capabilities, product and technological innovation and operational efficiencies to improve sales and restaurant-level profitability. The acquisition represents a part of the Company’s investments to reposition our UK portfolio and drive initiatives for future growth and profitability in the Company’s largest market outside of North America. During the three months ended June 25, 2023, the Company incurred $1.3 million of acquisition-related costs, which were recorded within General and administrative expenses and within the International segment in the Condensed Consolidated Statements of Operations. The results of DFSI’s operations after the Acquisition Date are included in the Company’s Condensed Consolidated Statements of Operations. The revenues and income before income taxes were recorded within the International segment and were not material to the Company’s Condensed Consolidated Statements of Operations during the three months ended June 25, 2023.
Preliminary Acquisition Accounting
The DFSI acquisition has been accounted for as a business combination. As such, the Company concluded that the consideration was measured at fair value and has recorded the preliminary estimated fair value of the assets acquired and liabilities assumed as of the Acquisition Date. Total consideration was approximately $13.7 million, substantially all of which was pre-existing accounts receivable and notes receivable and was classified as a noncash investing transaction within the Condensed Consolidated Statements of Cash Flows during the six months ended June 25, 2023. Assets acquired include approximately $9.1 million of property and equipment, net, $0.3 million of inventories and other assets and $4.3 million of goodwill.
The total goodwill recognized in conjunction with the DFSI acquisition, all of which is expected to be deductible for tax purposes, has been assigned to the International operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from expected future benefits stemming from implementation of the Company’s operational capabilities and further control of the Company’s brand name in our most prominent international market. Goodwill also includes certain other benefits that do not qualify for recognition as intangible assets, such as an assembled workforce.

The amounts recorded as a result of our preliminary acquisition accounting are subject to change and further refinement. The Company is still finalizing certain working capital adjustments with the sellers, assessing the condition and finalizing the fair value of acquired property and equipment, and gathering information regarding leases and other assets. The Company expects these items to be finalized prior to the one-year anniversary date of the acquisition.
The following summarizes changes in the Company’s goodwill by reportable segment (in thousands):

	Domestic Company-owned restaurants	International	All others	Total
Balance at December 25, 2022	$55,507	$14,673	$436	$70,616
Acquisitions (a)	1,102	4,274	—	5,376
Foreign currency adjustments	—	631	—	631
Balance at June 25, 2023	$56,609	$19,578	$436	$76,623
(s)    Goodwill from acquisitions during the six months ended June 25, 2023 include $4.3 million from the DFSI acquisition described above as well as $1.1 million related to a Domestic store acquisition. The Domestic acquisition was classified as a noncash investing transaction within the Condensed Consolidated Statements of Cash Flows during the six months ended June 25, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa John’s began operations in 1984. As of June 25, 2023, there were 5,780 Papa John’s restaurants in operation, consisting of 612 Company-owned and 5,168 franchised restaurants operating in 48 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the (United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
The Company has focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. Our progress and significant transactions during the second quarter of 2023 are described below.
Growth Strategy. The Company delivered its sixteenth consecutive quarter of Global system-wide restaurant sales growth and continues to expand both domestically and internationally. This growth will be fueled by continued product innovation and our development strategy.
Our expanding development pipeline is a key long-term growth driver as we believe there is significant opportunity to offer our differentiated, premium position to more customers globally and domestically. In the second quarter of 2023, we opened 47 net new restaurants, for global unit growth of 0.8%. We expect this growth to accelerate in 2023 with global development to be between 270 to 310 net new units. In April 2023, we announced our future expansion into India through a development agreement to open 650 new restaurants in India by 2033. Going forward we expect annual net new unit growth to be between 5% and 7%. This would imply net new unit growth of 1,150 to 1,400 units between 2022 and 2025, compared with our previous expectation of 1,400 to 1,800 net new units during this same time. This slightly lower rate of growth takes into consideration continued global economic pressures.
Operational Initiatives. We launched the “Back to BETTER” initiative in late 2022, which focuses on improving operational execution at the store level in order to drive better financial performance. We have aligned the organization on improving out-the-door times, overall customer satisfaction, increasing orders and optimization. Running BETTER operations is intended to increase customer and employee satisfaction, as well as drive customer loyalty. We are seeing improvement in our restaurant level operating margins, and we experienced a 2.8% increase in comparable sales for Domestic Company-owned restaurants for the first six months of 2023. We expect this initiative to continue throughout 2023.
UK Market Conditions. Macroeconomic conditions in the UK, the largest region in our International segment, continue to present challenges in light of ongoing inflation and rising interest rates. Against this backdrop, the Company and franchisees have experienced declines in sales and profitability in the UK market. While uncertain how long these conditions will last, the Company is committed to its presence in the UK and is invested in the Company’s long-term success in this region. As we navigate this challenging economic environment, we recently established a Company-owned restaurant portfolio in the UK, allowing us to build a similar model to the one we have created in the US. This model enables us to scale our capabilities with franchisees in the UK, and worldwide, including revenue management capabilities, product and technological innovation and operational efficiencies to improve sales and restaurant-level profitability over the longer term.

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

	Three Months Ended		Six Months Ended
Amounts below exclude the impact of foreign currency	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Comparable sales growth (decline):
Domestic Company-owned restaurants	2.2%	(1.5)%	2.8%	(1.3)%
North America franchised restaurants	(2.3)%	1.4%	(1.6)%	2.1%
North America restaurants	(1.4)%	0.9%	(0.7)%	1.4%
International restaurants	(0.7)%	(8.0)%	(3.3)%	(3.6)%
Total comparable sales growth (decline)	(1.3)%	(1.4)%	(1.3)%	0.1%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	2.5%	1.2%	3.7%	8.9%
North America franchised restaurants	(0.6)%	2.7%	0.1%	1.4%
North America restaurants	—%	2.4%	0.8%	2.8%
International restaurants (a)	8.6%	3.4%	5.8%	8.3%
Total global system-wide restaurant sales growth (decline)	2.0%	2.6%	2.0%	4.2%
_______________________________
(a)The six months ended June 25, 2023 and June 26, 2022 exclude the impact of franchisee suspended restaurants.

Restaurant Progression	Three Months Ended			Six Months Ended
	June 25, 2023		June 26, 2022	June 25, 2023	June 26, 2022
North America Company-owned:
Beginning of period	520		608	522	600
Opened	—		1	—	8
Closed	—		—	(2)	—
Sold	—		—	—	—
Acquired	1		—	1	1
Refranchised	—		(90)	—	(90)
End of period	521		519	521	519
North America franchised:
Beginning of period	2,864		2,746	2,854	2,739
Opened	13		17	29	32
Closed	(8)		(16)	(14)	(23)
Sold	(1)		—	(1)	(1)
Refranchised	—		90	—	90
End of period	2,868		2,837	2,868	2,837
International Company-owned
Beginning of period	—		—	—	—
Acquired	91		—	91	—
End of period	91	91	—	91	—
International franchised:
Beginning of period	2,349		2,170	2,330	2,311
Opened	55		72	98	127
Closed	(13)		(27)	(37)	(35)
Sold	(91)		—	(91)	—
Suspended (a)	—		—	—	(188)
End of period	2,300		2,215	2,300	2,215
Total restaurants – end of period	5,780		5,571	5,780	5,571

Trailing four quarters net store growth (b)	209		236
___________________________________
(a)As previously disclosed, the Company has suspended corporate support for all franchised restaurants located in Russia. These suspended restaurants are excluded from net unit growth calculations.
(b)Excludes suspended restaurants.

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended		Increase (Decrease)
(Dollars in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022	QTD	YTD
Revenues:
Domestic Company-owned restaurant sales	$175,780	$171,411	$355,646	$370,176	2.5%	(3.9)%
North America franchise royalties and fees	34,711	34,917	70,783	69,185	(0.6)%	2.3%
North America commissary revenues	206,980	219,383	419,546	429,062	(5.7)%	(2.2)%
International revenues	34,608	31,958	66,071	66,575	8.3%	(0.8)%
Other revenues	62,451	64,996	129,533	130,359	(3.9)%	(0.6)%
Total revenues	$514,530	$522,665	$1,041,579	$1,065,357	(1.6)%	(2.2)%
For the three and six months ended June 25, 2023, the discussion of changes in revenues below for International, Other revenues, Domestic Company-owned restaurants and North America franchised restaurants include explanations of the impact to the comparable results for the acquisition of 91 stores in the UK in 2023 (the “2023 acquisition”) and for the refranchising of 90 restaurants during the second quarter of 2022 (the “2022 refranchising”). See “Note 12. Acquisitions” and “Note 10. Divestitures” of the “Notes to Condensed Consolidated Financial Statements” for additional information.
Total revenues decreased $8.1 million or 1.6% to $514.5 million for the three months ended June 25, 2023 and decreased $23.8 million or 2.2% to $1.0 billion for the six months ended June 25, 2023, as compared to each prior year comparable period. Excluding the impacts of the 2023 acquisition and the 2022 refranchising, total revenues decreased $9.8 million or 1.9% and decreased $7.6 million, or 0.7%, for the three and six months ended June 25, 2023, respectively.
Domestic Company-owned restaurant sales increased $4.4 million, or 2.5% for the three months ended June 25, 2023 and decreased $14.5 million, or 3.9% for the six months ended June 25, 2023, as compared to the prior year comparable periods. Excluding the impact of refranchising in the second quarter of 2022, Domestic Company-owned restaurant sales increased $12.8 million, or 3.7%, for the six months ended June 25, 2023. The increases for the three and six month periods were primarily due to comparable sales growth of 2.2% and 2.8% for the three and six months ended June 25, 2023, respectively.
North America franchise royalties and fees decreased $0.2 million, or 0.6% for the three months ended June 25, 2023 and increased $1.6 million, or 2.3% for the six months ended June 25, 2023, as compared to each prior year comparable period. Excluding the impact of the 2022 refranchising, North America franchise royalties increased $0.2 million or 0.3%, for the six months ended June 25, 2023. Comparable sales for the three and six months ended June 25, 2023 were negative 2.3% and negative 1.6%, respectively. Equivalent units were negative 1.5% for the second quarter and negative 0.1% for the six months ended June 25, 2023, excluding the impact of the 2023 acquisition.
North America franchise restaurant sales decreased 0.8% to $747.7 million for the three months ended June 25, 2023 compared to the prior year comparable period. Excluding the impact of 2022 refranchising, North America franchise restaurant sales decreased 0.1% to $1.5 billion for the six months ended June 25, 2023 compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues decreased $12.4 million, or 5.7% for the three months ended June 25, 2023 and decreased $9.5 million, or 2.2% for the six months ended June 25, 2023, compared to the prior year comparable periods. Excluding the impact of the 2022 refranchising, North America commissary revenues decreased $17.6 million, or 4.0% for the six months ended June 25, 2023. The declines in North America commissary revenues were primarily a result of lower volumes in the 2023 periods and declining commodity prices during the second quarter of 2023.

International revenues increased $2.7 million, or 8.3% for the three months ended June 25, 2023 and decreased $0.5 million, or 0.8% for the six months ended June 25, 2023, compared to the prior year comparable periods, respectively. Excluding the impact of the 2023 acquisition, revenues increased $0.7 million, or 2.0%, and decreased $2.5 million, or 3.8%, for the three and six months ended June 25, 2023, respectively. Our International revenues were pressured by lower comparable sales of 0.7% and 3.3% for the three and six months ended June 25, 2023 related to inflationary pressures in the UK market. These decreases were offset by positive foreign currency fluctuations.
International franchise restaurant sales increased $19.2 million to $300.5 million and increased $8.0 million to $594.0 million for the three and six months ended June 25, 2023, respectively. Excluding the impact of the 2023 acquisition and the previously disclosed suspended restaurants and foreign currency fluctuations, International franchise restaurant sales increased 8.6% and 5.8% for the three and six months ended June 25, 2023, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds, online and mobile ordering business and our wholly-owned print and promotions subsidiary, decreased $2.5 million, or 3.9%, and decreased $0.8 million, or 0.6%, for the three and six months ended June 25, 2023, respectively, compared to the prior year comparable periods. The decreases were primarily due to decreases in franchise sales resulting in lower marketing fund revenues and technology fees.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Three Months Ended
	June 25, 2023	% of Related Revenues	June 26, 2022	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$143,705	81.8%	$142,026	82.9%	(1.1)%
North America commissary expenses	190,468	92.0%	204,470	93.2%	(1.2)%
International expenses	20,435	59.0%	19,236	60.2%	(1.2)%
Other expenses	58,996	94.5%	60,648	93.3%	1.2%
General and administrative expenses	50,324	9.8%	44,646	8.5%	1.3%
Depreciation and amortization	15,690	3.0%	12,735	2.4%	0.6%
Total costs and expenses	479,618	93.2%	483,761	92.6%	0.6%
Operating income	$34,912	6.8%	$38,904	7.4%	(0.6)%

(Dollars in thousands)	Six Months Ended
	June 25, 2023	% of Related Revenues	June 26, 2022	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$291,489	82.0%	$303,687	82.0%	—%
North America commissary expenses	386,883	92.2%	401,560	93.6%	(1.4)%
International expenses	37,746	57.1%	39,150	58.8%	(1.7)%
Other expenses	120,074	92.7%	121,203	93.0%	(0.3)%
General and administrative expenses	102,268	9.8%	110,584	10.4%	(0.6)%
Depreciation and amortization	30,411	2.9%	24,674	2.3%	0.6%
Total costs and expenses	968,871	93.0%	1,000,858	93.9%	(0.9)%
Refranchising and impairment loss	—	—%	(11,160)	(1.0)%	1.0%
Operating income	$72,708	7.0%	$53,339	5.0%	2.0%
Total costs and expenses were $479.6 million or 93.2% of total revenues for the three months ended June 25, 2023, as compared to $483.8 million or 92.6% of total revenues for the prior year comparable period. For the six months ended June 25, 2023, total costs and expenses were $968.9 million or 93.0% of total revenues, as compared to $1.0 billion, or 93.9% of total revenues for the prior year comparable period. The changes in total costs and expenses, as percentages of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $143.7 million or 81.8% of related revenues for the three months ended June 25, 2023, compared to expenses of $142.0 million or 82.9% of related revenues for the prior year period resulting from decreases in certain commodity expenses. For the six months ended June 25, 2023 Domestic Company-owned restaurant expenses were $291.5 million or 82.0% of related revenues compared to $303.7 million or 82.0% of related revenues for the prior year comparable period.

North America commissary expenses were $190.5 million or 92.0% of related revenues for the three months ended June 25, 2023 compared to expenses of $204.5 million or 93.2% of related revenues for the prior year comparable period. For the six months ended June 25, 2023 North America commissary expenses were $386.9 million, or 92.2% of related revenues compared to $401.6 million or 93.6% of related revenues for the prior year period. The expenses, as a percentage of related revenues, decreased 1.2% and 1.4% for the three and six months ended June 25, 2023, respectively, primarily due to lower volumes and lower pricing in the second quarter of 2023 driven by commodity price declines.
International expenses were $20.4 million or 59.0% of related revenues for the three months ended June 25, 2023 as compared to $19.2 million, or 60.2% of related revenues for the prior year comparable period. For the six months ended June 25, 2023, International expenses were $37.7 million, or 57.1% of related revenues, as compared to $39.2 million, or 58.8% of related revenues for the prior year comparable period. The expenses, as a percentage of related revenues, decreased 1.3% and 1.7%, respectively, primarily due to lower volumes in our international commissary.
Other expenses were $59.0 million or 94.5% of related revenues for the three months ended June 25, 2023 as compared to $60.6 million or 93.3% of related revenues for the prior year comparable period. For the six months ended June 25, 2023, Other expenses were $120.1 million, or 92.7% of related revenues, compared to $121.2 million, or 93.0% of related revenues for the prior year comparable period. Other expenses, as a percentage of related revenues, decreased 1.2% and 0.3%, respectively, primarily due to timing of expenditures on technology platform initiatives to further enhance our digital capabilities and the customer experience.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $50.3 million, or 9.8% of revenues for the three months ended June 25, 2023, compared to $44.6 million, or 8.5% of revenues for the prior year period. For the six months ended June 25, 2023, G&A expenses were $102.3 million or 9.8% of revenues, compared to $110.6 million or 10.4% of revenues for the prior year comparable period. G&A expenses consisted of the following:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Administrative expenses (a)	$48,401	$42,889	$98,237	$88,979
UK repositioning and acquisition-related costs (b)	1,308	—	1,308
Legal settlement accruals (c)	—	—	—	5,000
Specific accounts receivable and notes receivable provisions (d)	—	—	—	14,636
Other costs (e)	661	1,507	2,017	1,507
Other general expenses, net	(46)	250	706	462
General and administrative expenses	$50,324	$44,646	$102,268	$110,584
___________________________________
(a)For the three and six months ended June 25, 2023, administrative expenses increased $5.5 million and $9.3 million primarily due to higher costs from our franchise operating conference in the second quarter of 2023 and higher incentive compensation costs, partially offset by lower travel. The six month period also included higher labor costs.
(b)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to acquisition of stores from franchisees.
(c)Represents an accrual of a certain legal settlement, recorded in General and administrative expenses. See “Note 9. Litigation, Commitments and Contingencies” for further information.
(d)Represents a one-time, non-cash provision of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions in the first quarter of 2022.
(e)Represents severance and related costs associated with the transition of certain executives incurred during the three and six months ended June 25, 2023 and June 26, 2022.
Depreciation and Amortization.
Depreciation and amortization expense was $15.7 million or 3.0% of revenues for the three months ended June 25, 2023, compared to $12.7 million or 2.4% of revenues for the prior year comparable period. For the six months ended June 25, 2023, Depreciation and amortization expense was $30.4 million, or 2.9% of revenues compared to $24.7 million, or 2.3% of revenues, for the prior year comparable period. The increases were primarily due to higher depreciation expense related to our investments in technology support initiatives.

Refranchising and Impairment Loss
There was no Refranchising and impairment loss during the six months ended June 25, 2023. Refranchising and impairment loss was $11.2 million for the six months ended June 26, 2022, consisting of an $8.4 million loss on the 2022 refranchising and an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict. See “Note 10. Divestitures” of “Notes to Condensed Consolidated Financial Statements” for additional information on these items.

Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is also presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended June 25, 2023			Three Months Ended June 26, 2022
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$6,641	$—	$6,641	$5,924	$—	$5,924	$717	$717
North America franchising	32,111	—	32,111	32,624	—	32,624	(513)	(513)
North America commissaries	10,397	—	10,397	10,957	—	10,957	(560)	(560)
International	3,763	1,308	5,071	7,306	—	7,306	(3,543)	(2,235)
All others	1,343	—	1,343	2,187	—	2,187	(844)	(844)
Unallocated corporate expenses	(19,701)	661	(19,040)	(19,344)	1,507	(17,837)	(357)	(1,203)
Elimination of intersegment (profits)	358	—	358	(750)	—	(750)	1,108	1,108
Total	$34,912	$1,969	$36,881	$38,904	$1,507	$40,411	$(3,992)	$(3,530)

	Six Months Ended June 25, 2023			Six Months Ended June 26, 2022
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$13,291	$—	$13,291	$7,912	$8,412	$16,324	$5,379	$(3,033)
North America franchising	65,511	—	65,511	64,761	—	64,761	750	750
North America commissaries	21,127	—	21,127	20,292	—	20,292	835	835
International	10,995	1,308	12,303	11,761	3,515	15,276	(766)	(2,973)
All others	4,500	—	4,500	5,906	—	5,906	(1,406)	(1,406)
Unallocated corporate expenses	(43,067)	2,017	(41,050)	(56,454)	20,376	(36,078)	13,387	(4,972)
Elimination of intersegment (profits)	351	—	351	(839)	—	(839)	1,190	1,190
Total	$72,708	$3,325	$76,033	$53,339	$32,303	$85,642	$19,369	$(9,609)
___________________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each period and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $34.9 million and $72.7 million for the three and six months ended June 25, 2023, respectively, compared to $38.9 million and $53.3 million for the prior year comparable periods, a decrease of $4.0 million and increase of $19.4 million, respectively. Adjusted operating income was $36.9 million and $76.0 million for the three and six months ended June 25, 2023, respectively, compared to $40.4 million and $85.6 million for the prior year comparable periods, decreases of $3.5 million and $9.6 million, respectively. The decreases in adjusted operating income in 2023 compared to 2022 were primarily due to the following:
•Domestic Company-owned restaurants increased $0.7 million and decreased $3.0 million for the three and six months ended June 25, 2023, respectively. The three month period increase of $0.7 million was primarily due to higher revenues from comparable sales growth of 2.2% and margin improvement from labor efficiencies. Excluding the impact of the 2022 refranchising, the six month period decreased $0.8 million as higher compensation, insurance and utility costs in 2023 were partially offset by comparable sales growth of 2.8%.
•North America franchising decreased $0.5 million and increased $0.8 million for the three and six months ended June 25, 2023, respectively. Excluding the impact of the 2022 refranchising, North America franchising decreased $0.6 million. The decreases were primarily due to 2.3% and 1.6% decreases in comparable sales, respectively and equivalent units decreases of 1.5% and 0.1%, respectively.
•North America commissaries decreased $0.6 million and increased $0.8 million for the three and six months ended June 25, 2023, respectively. The three month period decrease of $0.6 million was primarily due to lower volumes. Excluding the impact of the 2022 refranchising for the six month period, North America commissaries increased $0.5 million primarily due to declining commodity prices during the second quarter of 2023, lower delivery costs, partially offset by lower volumes.
•International decreased $2.2 million and $3.0 million for the three and six months ended June 25, 2023, respectively. Excluding the impact of the 2023 acquisition, International decreased $2.1 million and $2.8 million, primarily due to lower UK restaurant and commissary revenues and royalties attributed to lower comparable sales, which declined 0.7% and 3.3%, for the three and six months ended June 25, 2023, respectively.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, decreased $0.8 million and $1.4 million for the three and six months ended June 25, 2023, respectively, compared to the prior year comparable periods, primarily due to higher depreciation expense related to our investments in technology support initiatives.
•Unallocated corporate expenses increased $1.2 million and $5.0 million for the three and six months ended June 25, 2023, respectively. The increases are primarily due to higher costs for our franchise operating conference in the second quarter of 2023, higher labor and incentive compensation costs, insurance costs and higher depreciation expense related to our investments in technology support initiatives.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022	QTD	YTD
Operating income	$34,912	$38,904	$72,708	$53,339	$(3,992)	$19,369
Net interest expense	(11,275)	(6,081)	(20,296)	(10,344)	(5,194)	(9,952)
Income before income taxes	23,637	32,823	52,412	42,995	(9,186)	9,417
Income tax expense	5,778	7,093	12,007	5,838	(1,315)	6,169
Net income before attribution to noncontrolling interests	17,859	25,730	40,405	37,157	(7,871)	3,248
Net income attributable to noncontrolling interests	(91)	(297)	(261)	(1,230)	206	969
Net income attributable to the Company	$17,768	$25,433	$40,144	$35,927	$(7,665)	$4,217

Calculation of net income for earnings per share:
Net income attributable to the Company	$17,768	$25,433	$40,144	$35,927	$(7,665)	$4,217
Dividends paid to participating securities	—	(82)	—	(141)	82	141
Net income attributable to participating securities	—	(111)	—	(93)	111	93
Net income attributable to common shareholders	$17,768	$25,240	$40,144	$35,693	$(7,472)	$4,451

Basic earnings per common share	$0.55	$0.71	$1.20	$1.00	$(0.16)	$0.20
Diluted earnings per common share	$0.54	$0.70	$1.20	$0.99	$(0.16)	$0.21
Net Interest Expense
Net interest expense increased $5.2 million and $10.0 million, or 85.4% and 96.2% for the three and six months ended June 25, 2023, respectively, due primarily to higher average outstanding debt as well as an increase in the LIBOR rate. The higher outstanding debt on our senior secured revolving credit facility (“the PJI Revolving Facility”) was primarily utilized to finance share repurchases in the first quarter of 2023. Total debt outstanding was $791.5 million and $605.0 million as of June 25, 2023 and December 25, 2022, respectively.
Income Tax Expense (Benefit)
Our effective income tax rates were 24.4% and 22.9% for three and six months ended June 25, 2023, compared to income tax rates of 21.6% and 13.6% for the prior year comparable periods. The lower effective tax rate for the six months ended June 26, 2022 was caused by higher excess tax benefits generated by stock option exercises and vesting of restricted shares in 2022 along with a lower pre-tax income.

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Income before income taxes	$23,637	$32,823	$52,412	$42,995
Income tax expense (benefit)	$5,778	$7,093	$12,007	$5,838
Effective tax rate	24.4%	21.6%	22.9%	13.6%

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $0.1 million and $0.3 million for the three and six months ended June 25, 2023, compared with $0.3 million and $1.2 million for the prior year comparable period. The decrease was due to the refranchising of our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas on March 28, 2022.
Diluted Earnings Per Common Share
Diluted earnings per common share was $0.54 and $1.20 for the three and six months ended June 25, 2023, respectively, compared to $0.70 and $0.99 for the prior year comparable period, representing a decrease of $0.16 and an increase of $0.21 for the three and six months ended June 25, 2023, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.59 and $1.28 for the three and six months ended June 25, 2023, compared to adjusted diluted earnings per common share of $0.74 and $1.69 for the prior year comparable periods, representing decreases of $0.15 and $0.41, respectively. See “Non-GAAP Measures” for additional information.
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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating income	$34,912	$38,904	$72,708	$53,339
UK repositioning and acquisition-related costs (a)	1,308	—	1,308	—
Refranchising and impairment losses (b)	—	—	—	25,796
Legal settlement (c)	—	—	—	5,000
Other costs (d)	661	1,507	2,017	1,507
Adjusted operating income	$36,881	$40,411	$76,033	$85,642

Net income attributable to common shareholders	$17,768	$25,240	$40,144	$35,693
UK repositioning and acquisition-related costs (a)	1,308	—	1,308	—
Refranchising and impairment losses (b)	—	—	—	25,796
Legal settlement (c)	—	—	—	5,000
Other costs (d)	661	1,507	2,017	1,507
Tax effect of adjustments (e)	(449)	(339)	(758)	(7,269)
Adjusted net income attributable to common shareholders (f)	$19,288	$26,408	$42,711	$60,727

Diluted earnings per common share	$0.54	$0.70	$1.20	$0.99
UK repositioning and acquisition-related costs (a)	0.04	—	0.04	—
Refranchising and impairment losses (b)	—	—	—	0.72
Legal settlement (c)	—	—	—	0.14
Other costs (d)	0.02	0.05	0.06	0.04
Tax effect of adjustments (e)	(0.01)	(0.01)	(0.02)	(0.20)
Adjusted diluted earnings per common share (f)	$0.59	$0.74	$1.28	$1.69
___________________________________
(a)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of stores from franchisees.
(b)Refranchising and impairment losses consisted of the following pre-tax adjustments:

Six Months Ended
(In thousands)	June 26, 2022
Refranchising impairment loss (1)	$8,412
Ukraine-related charge (2)	17,384
Total adjustment	$25,796
(1)    Represents a one-time, non-cash charge of $8.4 million ($0.23 loss per diluted share) recorded in the first quarter of 2022 associated with the refranchising of the Company’s controlling interest in the 90-restaurant joint venture, recorded as Refranchising and impairment loss.
(2)    Represents a one-time non-cash charge of $17.4 million ($0.48 loss per diluted share) on accounts receivable, notes receivable, and impairment of reacquired franchised rights in connection with the conflict in Ukraine and related government actions in the first quarter of 2022, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million.
(c)Represents an accrual of a certain legal settlement, recorded in General and administrative expenses. See “Note 9. Litigation, Commitments and Contingencies” for further information.
(d)Represents severance and related costs associated with the transition of certain executives incurred during the three and six months ended June 25, 2023 and June 26, 2022, which were recorded in General and administrative expenses.

(e)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.8% and 22.5% for the three and six-month periods ended June 25, 2023 and June 26, 2022, respectively.
(f)Amounts shown exclude the impact of allocation of undistributed earnings to participating securities.
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
Cash Flows
The table below summarizes our cash flows for the six months ended June 25, 2023 and June 26, 2022 (in thousands):

	Six Months Ended
	June 25, 2023	June 26, 2022
Total cash provided by (used in):
Operating activities	$93,735	$45,585
Investing activities	(35,727)	(12,523)
Financing activities	(61,620)	(50,677)
Change in cash and cash equivalents, excluding the effect of exchange rate changes on cash and cash equivalents	$(3,612)	$(17,615)
Operating Activities
Total cash provided by operating activities was $93.7 million for the six months ended June 25, 2023 compared to $45.6 million for the corresponding period of 2022. The increase of $48.2 million primarily reflects favorable working capital changes, principally related to higher incentive compensation payments during the six months ended June 26, 2022 and other current liabilities, as well as lower inventory and accounts receivable balances primarily due to lower volumes.
Investing Activities
Total cash used in investing activities was $35.7 million for the six months ended June 25, 2023 compared to $12.5 million for the same period in 2022, or an increase of $23.2 million. The increase in cash used in investing activities was primarily due to an increase in capital expenditures as well as cash proceeds of $14.0 million, net of transaction costs, received from the 2022 refranchising during the six months ended June 26, 2022.
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

Financing Activities
Total cash used in financing activities was $61.6 million for the six months ended June 25, 2023 compared to $50.7 million for the same period of 2022, an increase of $10.9 million. In 2023, cash used for financing activities includes outflows of $210.3 million in share repurchases and $28.5 million of common stock dividends paid, partially offset by net borrowings of $171.0 million from the PJI Revolving Facility and $15.5 million from the PJMF revolving line of credit (the “PJMF Revolving Facility”). In 2022, cash used for financing activities includes outflows of $75.5 million in share repurchases and $25.1 million of common dividends paid, partially offset by net borrowings of $55.0 million from the PJI Revolving Facility.
Debt
Our outstanding debt as of June 25, 2023 was $791.5 million, which was comprised of $400.0 million of our 3.875% senior notes (the “Notes”) and $391.5 million outstanding under the PJI Revolving Facility and the PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $224.0 million as of June 25, 2023.
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

	Permitted Ratio	Actual Ratio as of June 25, 2023
Leverage ratio	Not to exceed 5.25 to 1.0	3.4 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.5 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 25, 2023.
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
The PJMF Revolving Facility consists of a $20.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. Debt outstanding under the PJMF Revolving Facility was approximately $15.5 million as of June 25, 2023. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2022 for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.

The following table summarizes our repurchase activity under these programs for the three and six months ended June 25, 2023 and June 26, 2022:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
June 25, 2023	—	$—	$—	$90,160
June 26, 2022	452	$94.56	$42,762	$349,329

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Six Months Ended
June 25, 2023	2,523	$83.10	$209,640	$90,160
June 26, 2022	753	$100.23	$75,471	$349,329
(a)    The shares repurchased during the six months ended June 25, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP at a price of $82.52 per share for aggregate consideration of $179.6 million.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate dividends to common stockholders of $28.5 million ($0.84 per share) and $25.1 million ($0.70 per share) for the six months ended June 25, 2023 and June 26, 2022, respectively. On July 31, 2023, our Board of Directors declared a third quarter dividend of $0.46 per common share (approximately $15.1 million in the aggregate), which will be paid on August 25, 2023 to stockholders of record as of the close of business on August 14, 2023. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the six month periods of 2023 and 2022 (in thousands):

	Six Months Ended
	June 25, 2023	June 26, 2022
Net cash provided by operating activities	$93,735	$45,585
Purchases of property and equipment	(34,759)	(30,744)
Free cash flow	$58,976	$14,841
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

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, labor shortages, labor cost increases, inflation, royalty relief, franchisee support, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, investments in the UK market, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, as updated by “Part II. Item 1A. - Risk Factors” in this Quarterly Report on Form 10-Q and they may be updated from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 25, 2023 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations consist of distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees, as well as Company-owned restaurants located in the UK. Approximately 6.7% and 6.3% of our revenues were derived from these operations for the three and six months ended June 25, 2023, respectively, as compared to 6.1% and 6.2% for the prior year comparable periods.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.1 million and $3.0 million on International revenues for the three and six months ended June 25, 2023, and an unfavorable impact of $3.2 million and $4.4 million for the three and six months ended June 26, 2022. Foreign currency exchange rate fluctuations had a favorable impact of approximately $0.2 million and an unfavorable impact of $0.5 million on operating income for the three and six months ended June 25, 2023, respectively, and an unfavorable impact of $0.4 million and $1.0 million on operating income for the three and six months ended June 26, 2022, respectively.
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

The following table presents the actual average block price for cheese by quarter through the second quarter of 2023 and the projected average block price by quarter for 2023 (based on the July 28, 2023 Chicago Mercantile Exchange cheese futures market prices):

	2023		2022
	Projected Block Price		Actual Block Price
Quarter 1	$1.960		$1.966
Quarter 2	1.668		2.296
Quarter 3	1.723		1.938
Quarter 4	1.948		2.066
Full Year	$1.825	(a)	$2.067
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
We have recently acquired Company-owned restaurants in the United Kingdom, and are subject to increased risks presented by owning and operating stores internationally
We recently acquired formerly-franchised Papa Johns restaurants located in the United Kingdom, and may purchase additional restaurants in the UK. Previously, all of the Papa Johns stores located in our International operations segment were franchised. As a result, the Company is exposed to risks of owning and operating stores located in the United Kingdom, including those related to business licensing and administrative challenges, international economic and political conditions, currency regulations and fluctuations, compliance with international privacy and information security laws and regulations, the ability to adapt to differing cultures or consumer preferences, diverse government regulations and tax systems, the ability to identify, attract and retain experienced management and employee populations, and other legal, financial or regulatory impediments to the development or operation of the restaurants.
In addition, the acquisition and operation of stores in the UK by the Company may exacerbate many of the same risks generally applicable to our International business, as detailed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. Funding for the share repurchase program was provided through our operating cash flows and our $600.0 million PJI Revolving Facility.
The following table summarizes our repurchase activity by fiscal period during the three months ended June 25, 2023 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/27/2023 - 4/22/2023	—	$—	—	$90,160
4/23/2023 - 5/21/2023	—	$—	—	$90,160
5/22/2023 - 6/25/2023	—	$—	—	$90,160
Total	—	$—	—	$90,160
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended June 25, 2023, the Company acquired approximately 1,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 6. Exhibits

Exhibit Number	Description

10.1**
Amendment No. 1, dated as of May 30, 2023, to Amended and Restated Credit Agreement, dated as of September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 25, 2023, filed on August 3, 2023, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
** Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 3, 2023	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer