Form 10-Q
period 2023-09-24
PAPA JOHNS INTERNATIONAL INC
filed 2023-11-02
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2023
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 27, 2023, there were 32,755,858 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 24, 2023	December 25, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,492	$47,373
Accounts receivable, net	109,697	102,533
Notes receivable, current portion	5,169	6,848
Income tax receivable	1,162	8,780
Inventories	37,666	41,382
Prepaid expenses and other current assets	51,943	44,123
Assets held for sale (a)	3,427	—
Total current assets	246,556	251,039
Property and equipment, net	268,087	249,793
Finance lease right-of-use assets, net	34,443	24,941
Operating lease right-of-use assets	166,360	172,425
Notes receivable, less current portion, net	15,016	21,248
Goodwill	76,011	70,616
Other assets	71,092	74,165
Total assets	$877,565	$864,227

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$68,020	$62,316
Income and other taxes payable	9,738	8,766
Accrued expenses and other current liabilities	153,772	142,535
Current deferred revenue	19,565	21,272
Current finance lease liabilities	9,520	6,850
Current operating lease liabilities	25,935	23,418
Current portion of long-term debt	14,789	—
Total current liabilities	301,339	265,157
Deferred revenue	20,699	23,204
Long-term finance lease liabilities	26,305	19,022
Long-term operating lease liabilities	153,506	160,905
Long-term debt, less current portion, net	769,210	597,069
Other long-term liabilities	65,494	68,317
Total liabilities	1,336,553	1,133,674

Redeemable noncontrolling interests	910	1,217

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,227 at September 24, 2023 and 49,138 at December 25, 2022)	492	491
Additional paid-in capital	447,699	449,829
Accumulated other comprehensive loss	(7,916)	(10,135)
Retained earnings	208,132	195,856
Treasury stock (16,754 shares at September 24, 2023 and 14,402 shares at December 25, 2022, at cost)	(1,123,599)	(922,434)
Total stockholders’ deficit	(475,192)	(286,393)
Noncontrolling interests in subsidiaries	15,294	15,729
Total Stockholders’ deficit	(459,898)	(270,664)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$877,565	$864,227
(a) Represents vacant land adjacent to the Company’s Louisville office, which was sold on September 29, 2023.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Revenues:
Domestic Company-owned restaurant sales	$177,195	$166,050	$532,841	$536,226
North America franchise royalties and fees	35,041	33,712	105,824	102,897
North America commissary revenues	204,887	216,115	624,433	645,177
International revenues	42,927	30,735	108,998	97,310
Other revenues	62,762	63,900	192,295	194,259
Total revenues	522,812	510,512	1,564,391	1,575,869
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	145,433	138,299	436,922	441,986
North America commissary expenses	189,551	203,129	576,434	604,689
International expenses	29,796	18,196	67,542	57,346
Other expenses	57,587	59,249	177,661	180,452
General and administrative expenses	52,173	57,935	154,441	168,519
Depreciation and amortization	16,404	13,338	46,815	38,012
Total costs and expenses	490,944	490,146	1,459,815	1,491,004
Refranchising and impairment loss	—	(905)	—	(12,065)
Operating income	31,868	19,461	104,576	72,800
Net interest expense	(11,378)	(7,623)	(31,674)	(17,967)
Income before income taxes	20,490	11,838	72,902	54,833
Income tax expense	4,539	3,374	16,546	9,212
Net income before attribution to noncontrolling interests	15,951	8,464	56,356	45,621
Net income attributable to noncontrolling interests	(90)	(133)	(351)	(1,363)
Net income attributable to the Company	$15,861	$8,331	$56,005	$44,258

Calculation of net income for earnings per share:
Net income attributable to the Company	$15,861	$8,331	$56,005	$44,258
Dividends paid to participating securities	—	(86)	—	(228)
Net income attributable to participating securities	—	—	—	(34)
Net income attributable to common shareholders	$15,861	$8,245	$56,005	$43,996

Basic earnings per common share	$0.49	$0.23	$1.69	$1.23
Diluted earnings per common share	$0.48	$0.23	$1.68	$1.22

Basic weighted average common shares outstanding	32,564	35,259	33,053	35,602
Diluted weighted average common shares outstanding	32,800	35,448	33,287	35,840

Dividends declared per common share	$0.46	$0.42	$1.30	$1.12
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Net income before attribution to noncontrolling interests	$15,951	$8,464	$56,356	$45,621
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,854)	(4,849)	(7)	(9,819)
Interest rate swaps (1)	1,039	1,169	2,889	4,758
Other comprehensive income (loss), before tax	(815)	(3,680)	2,882	(5,061)
Income tax effect:
Foreign currency translation adjustments	426	1,114	1	2,258
Interest rate swaps (2)	(238)	(268)	(664)	(1,094)
Income tax effect	188	846	(663)	1,164
Other comprehensive income (loss), net of tax	(627)	(2,834)	2,219	(3,897)
Comprehensive income before attribution to noncontrolling interests	15,324	5,630	58,575	41,724
Less: comprehensive income, redeemable noncontrolling interests	(30)	(31)	(135)	(559)
Less: comprehensive income, nonredeemable noncontrolling interests	(60)	(102)	(216)	(804)
Comprehensive income attributable to the Company	$15,234	$5,497	$58,224	$40,361
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $203 and $(40) for the three and nine months ended September 24, 2023, respectively and $(1,650) and $(1,850) for the three and nine months ended September 25, 2022, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $(46) and $9 for the three and nine months ended September 24, 2023, respectively and $371 and $416 for the three and nine months ended September 25, 2022, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock (3)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended September 24, 2023
Balance at June 25, 2023	32,394	$492	$445,964	$(7,289)	$207,461	$(1,127,669)	$15,562	$(465,479)
Net income (1)	—	—	—	—	15,861	—	60	15,921
Other comprehensive income (loss), net of tax	—	—	—	(627)	—	—	—	(627)
Dividends on common stock	—	—	34	—	(15,190)	—	—	(15,156)
Exercise of stock options	18	—	1,134	—	—	—	—	1,134
Stock-based compensation expense	—	—	4,726	—	—	—	—	4,726
Issuance of restricted stock	7	—	(315)	—	—	315	—	—
Tax effect of restricted stock awards	(2)	—	(171)	—	—	—	—	(171)
Distributions to noncontrolling interests	—	—	—	—	—	—	(328)	(328)
Other	56	—	(3,673)	—	—	3,755	—	82
Balance at September 24, 2023	32,473	$492	$447,699	$(7,916)	$208,132	$(1,123,599)	$15,294	$(459,898)

For the nine months ended September 24, 2023
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
Net income (1)	—	—	—	—	56,005	—	216	56,221
Other comprehensive income (loss), net of tax	—	—	—	2,219	—	—	—	2,219
Dividends on common stock	—	—	88	—	(43,729)	—	—	(43,641)
Exercise of stock options	35	1	1,816	—	—	—	—	1,817
Acquisition of Company common stock (3)	(2,523)	—	—	—	—	(212,444)	—	(212,444)
Stock-based compensation expense	—	—	13,224	—	—	—	—	13,224
Issuance of restricted stock	234	—	(6,857)	—	—	6,857	—	—
Tax effect of restricted stock awards	(75)	—	(6,279)	—	—	—	—	(6,279)
Distributions to noncontrolling interests	—	—	—	—	—	—	(651)	(651)
Other	66	—	(4,122)	—	—	4,422	—	300
Balance at September 24, 2023	32,473	$492	$447,699	$(7,916)	$208,132	$(1,123,599)	$15,294	$(459,898)
(1)    Net income to the Company for the three and nine months ended September 24, 2023 excludes $30 and $135, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At September 24, 2023, the accumulated other comprehensive loss of $7,916 was comprised of net unrealized foreign currency translation loss of $8,702 and net unrealized gain on the interest rate swap agreements of $786.
(3)    Acquisition of Company common stock for the nine months ended September 24, 2023 includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended September 25, 2022
Balance at June 26, 2022	35,248	$491	$442,255	$(11,034)	$193,934	$(875,205)	$15,761	$(233,798)
Net income (1)	—	—	—	—	8,331	—	102	8,433
Other comprehensive income (loss), net of tax	—	—	—	(2,834)	—	—	—	(2,834)
Dividends on common stock	—	—	57	—	(14,979)	—	—	(14,922)
Exercise of stock options	16	—	823	—	—	—	—	823
Acquisition of Company common stock	(229)	—	—	—	—	(19,529)	—	(19,529)
Stock-based compensation expense	—	—	5,146	—	—	—	—	5,146
Issuance of restricted stock	50	—	(1,671)	—	—	1,760	—	89
Tax effect of restricted stock awards	(22)	—	(1,900)	—	—	—	—	(1,900)
Distributions to noncontrolling interests	—	—	—	—	—	—	(216)	(216)
Other	2	—	(67)	—	—	156	—	89
Balance at September 25, 2022	35,065	$491	$444,643	$(13,868)	$187,286	$(892,818)	$15,647	$(258,619)

For the nine months ended September 25, 2022
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	44,258	—	804	45,062
Other comprehensive income (loss), net of tax	—	—	—	(3,897)	—	—	—	(3,897)
Dividends on common stock	—	—	153	—	(40,129)	—	—	(39,976)
Exercise of stock options	55	1	2,730	—	—	—	—	2,731
Acquisition of Company common stock	(982)	—	—	—	—	(95,000)	—	(95,000)
Stock-based compensation expense	—	—	14,246	—	—	—	—	14,246
Issuance of restricted stock	279	—	(8,122)	—	—	8,210	—	88
Tax effect of restricted stock awards	(92)	—	(9,426)	—	—	—	—	(9,426)
Distributions to noncontrolling interests	—	—	—	—	—	—	(366)	(366)
Other	8	—	(64)	—	—	444	(3)	377
Balance at September 25, 2022	35,065	$491	$444,643	$(13,868)	$187,286	$(892,818)	$15,647	$(258,619)
(1)    Net income to the Company for the three and nine months ended September 25, 2022 excludes $31 and $559, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At September 25, 2022, the accumulated other comprehensive loss of $13,868 was comprised of net unrealized foreign currency translation loss of $12,430 and net unrealized loss on the interest rate swap agreements of $1,438.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	September 24, 2023	September 25, 2022

Operating activities
Net income before attribution to noncontrolling interests	$56,356	$45,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	1,348	18,576
Depreciation and amortization	46,815	38,012
Refranchising and impairment loss	—	12,065
Deferred income taxes	3,481	519
Stock-based compensation expense	13,224	14,246
Other	331	(466)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,643)	(19,584)
Income tax receivable	7,617	(1,146)
Inventories	3,875	(8,185)
Prepaid expenses and other current assets	(2,104)	2,065
Other assets and liabilities	2,057	(4,919)
Accounts payable	15,237	16,188
Income and other taxes payable	1,087	(1,789)
Accrued expenses and other current liabilities	(6,579)	(32,404)
Deferred revenue	(4,166)	(2,246)
Net cash provided by operating activities	126,936	76,553
Investing activities
Purchases of property and equipment	(50,905)	(48,424)
Notes issued	(7,310)	(2,248)
Repayments of notes issued	5,759	8,125
Acquisitions, net of cash acquired	(5,599)	(1,346)
Proceeds from refranchising, net of cash transferred	—	13,588
Other	401	76
Net cash used in investing activities	(57,654)	(30,229)
Financing activities
Net proceeds of revolving credit facilities	185,789	66,999
Proceeds from exercise of stock options	1,816	2,730
Acquisition of Company common stock	(210,348)	(95,000)
Dividends paid to common stockholders	(43,641)	(39,949)
Tax payments for equity award issuances	(6,279)	(9,426)
Distributions to noncontrolling interests	(651)	(1,090)
Other	(5,825)	(3,480)
Net cash used in financing activities	(79,139)	(79,216)
Effect of exchange rate changes on cash and cash equivalents	(24)	(1,100)
Change in cash and cash equivalents	(9,881)	(33,992)
Cash and cash equivalents at beginning of period	47,373	70,610
Cash and cash equivalents at end of period	$37,492	$36,618
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 24, 2023
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 25, 2022.
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
Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at September 24, 2023 and September 25, 2022, respectively. As further described in “Note 10. Divestitures” we divested our 51 percent interest in one joint venture in Texas that owned 90 restaurants in the second quarter of 2022. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests.

Net income attributable to these joint ventures for the three and nine months ended September 24, 2023 and September 25, 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Papa John’s International, Inc.	$196	$314	$821	$2,642
Noncontrolling interests	90	133	351	1,363
Total net income	$286	$447	$1,172	$4,005
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

Our financial assets that were measured at fair value on a recurring basis as of September 24, 2023 and December 25, 2022 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
September 24, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$26,984	$26,984	$—	$—
Interest rate swaps (b)	$785	$—	$785	$—

December 25, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$30,120	$30,120	$—	$—
Interest rate swaps (b)	$986	$—	$986	$—
___________________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan.
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected Secured Overnight Financing Rates (“SOFR”). Interest rate swaps entered into prior to 2023 were based on London Interbank Offered Rates (“LIBOR”).
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of September 24, 2023 and December 25, 2022:

	September 24, 2023		December 25, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$333,000	$400,000	$339,500
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 25, 2022	$6,718	$14,499
Current period provision for expected credit losses, net	1,234	114
Write-offs charged against the allowance	(1,496)	(147)
Balance at September 24, 2023	$6,456	$14,466

3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the United Kingdom (“UK”), which are primarily operating leases. At September 24, 2023, we leased and subleased 340 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.3 million and $8.0 million for the three and nine months ended September 24, 2023, respectively, and $3.0 million and $9.0 million for the three and nine months ended September 25, 2022, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 49 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of September 24, 2023, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $7.7 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(In thousands)	September 24, 2023	September 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,128	$754
Financing cash flows from finance leases	$5,975	$3,854
Operating cash flows from operating leases (a)	$28,394	$26,771
Right-of-use assets obtained in exchange for new finance lease liabilities	$16,518	$5,980
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,652	$43,639
Cash received from sublease income	$7,160	$8,251
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

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	September 24, 2023	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$3,963	$17,174
Accounts receivable, net	24,274	14,780
Prepaid expenses and other current assets	8,278	1,815
Total current assets	36,515	33,769
Deferred income taxes	655	655
Total assets	$37,170	$34,424

Liabilities
Current liabilities:
Accounts payable	$517	$12,428
Accrued expenses and other current liabilities	21,762	17,936
Current portion of long-term debt	14,789	—
Current deferred revenue	3,451	4,395
Total current liabilities	40,519	34,759
Deferred revenue	1,995	2,503
Total liabilities	$42,514	$37,262
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 24, 2023, the Company recognized $8.1 million and $24.4 million in revenue, respectively, related to deferred revenue compared to $8.0 million and $25.6 million for the three and nine months ended September 25, 2022.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	September 24, 2023	December 25, 2022	Change
Franchise fees and unredeemed gift card liabilities	$27,189	$30,710	$(3,521)
Customer loyalty program obligations	13,075	13,766	(691)
Total contract liabilities	$40,264	$44,476	$(4,212)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of September 24, 2023 and December 25, 2022, the contract assets were approximately $6.7 million and $6.2 million, respectively. For the three and nine months ended September 24, 2023, revenue was reduced approximately $0.9 million and $2.7 million, respectively, for the amortization of contract assets over the applicable contract terms. For the three and nine months ended September 25, 2022, revenue was reduced approximately $0.8 million and $2.7 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,015	$2,774	$2,566	$2,308	$2,033	$5,631	$18,327
At September 24, 2023, approximately $3.5 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities of approximately $5.4 million, included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of September 24, 2023 and December 25, 2022. The Company’s outstanding shares of common stock outstanding, net of repurchased shares of common stock held as treasury stock, were 32.5 million shares at September 24, 2023, compared to 34.7 million shares at December 25, 2022.
Share Repurchase Program
On October 28, 2021, our Board of Directors (the “Board”) approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity under our share repurchase programs for the three and nine months ended September 24, 2023 and September 25, 2022:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
September 24, 2023	—	$—	$—	$90,160
September 25, 2022	229	$85.15	$19,529	$329,800

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nine Months Ended
September 24, 2023	2,523	$83.10	$209,640	$90,160
September 25, 2022	982	$96.71	$95,000	$329,800
(a)    Aggregate cost of shares purchased for the nine months ended September 24, 2023 excludes $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities during the nine months ended September 24, 2023.
The shares repurchased during the nine months ended September 24, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at a price of $82.52 per share, for aggregate consideration of $179.6 million. The transaction was negotiated by an independent committee of the Board of Directors formed for the purpose of evaluating a possible transaction involving Starboard, and was approved by the full Board of Directors upon such independent committee’s recommendation. Starboard’s Chief Executive Officer is Jeffrey Smith, who previously served as the Company’s Chairman of the Board until his resignation on March 1, 2023.

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
Dividends
The Company paid dividends of approximately $43.6 million ($1.30 per share) for the nine months ended September 24, 2023. On October 24, 2023, our Board of Directors declared a fourth quarter dividend of $0.46 per common share (approximately $15.1 million in the aggregate), which will be paid on November 24, 2023 to stockholders of record as of the close of business on November 13, 2023. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Basic earnings per common share
Net income attributable to the Company	$15,861	$8,331	$56,005	$44,258
Dividends paid to participating securities	—	(86)	—	(228)
Net income attributable to participating securities	—	—	—	(34)
Net income attributable to common shareholders	$15,861	$8,245	$56,005	$43,996

Basic weighted average common shares outstanding	32,564	35,259	33,053	35,602
Basic earnings per common share	$0.49	$0.23	$1.69	$1.23

Diluted earnings per common share
Net income attributable to common shareholders	$15,861	$8,245	$56,005	$43,996

Weighted average common shares outstanding	32,564	35,259	33,053	35,602
Dilutive effect of outstanding equity awards (a)	236	189	234	238
Diluted weighted average common shares outstanding	32,800	35,448	33,287	35,840
Diluted earnings per common share	$0.48	$0.23	$1.68	$1.22
___________________________________
(a)    Excludes 48,000 and 147,000 shares underlying equity awards for the three and nine months ended September 24, 2023, respectively, and 58,000 and 47,000 shares underlying equity awards for the three and nine months ended September 25, 2022, respectively, as the effect of including such awards would have been anti-dilutive.

8. Debt
Long-term debt, net, consists of the following (in thousands):

	September 24, 2023	December 25, 2022
Senior notes	$400,000	$400,000
Revolving facilities (a)	390,789	205,000
Outstanding debt	$790,789	$605,000
Unamortized debt issuance costs	(6,790)	(7,931)
Current portion of long-term debt	(14,789)	—
Total long-term debt, net	$769,210	$597,069
___________________________________
(a)    Revolving facilities as of September 24, 2023 includes $14.8 million outstanding under the PJMF Revolving Facility as defined and discussed below.
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
Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 (the “Credit Agreement”) provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $224.0 million as of September 24, 2023. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2022 for further description of the provisions and covenant requirements under the Credit Agreement.
PJMF Revolving Facility
PJMF has a $20.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2023, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.60%. The applicable interest rate on the PJMF Revolving facility was 6.9% for the three months ended September 24, 2023. As of September 24, 2023, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $14.8 million and is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
On September 30, 2023, the Company amended the PJMF Revolving Facility to, among other items: (i) extend the maturity date to September 30, 2024; (ii) amend the variable interest rate to a one month SOFR plus 1.975%; and (iii) expand the capacity from $20.0 million to $30.0 million.
Derivative Financial Instruments
On June 23, 2023, the Company entered into a new interest rate swap with an initial notional value of $100.0 million to replace the Company’s prior interest swaps, which had a notional value of $125.0 million and matured on April 30, 2023. The objective of the interest rate swap is to mitigate the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Revolving Facility. We have designated the interest rate swap as a cash flow hedge and will assess hedge effectiveness at regular intervals through the maturity date of June 30, 2025. The interest rate swaps are recorded at fair value at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassified to Net interest expense in the Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings.
As of September 24, 2023, we have the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
The following table provides information on the location and amounts of our current and expired swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value September 24, 2023	Fair Value December 25, 2022
Other current assets	$726	$986
Other assets	$59	$—
The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
September 24, 2023	$801	Interest expense	$203	$(11,378)
September 25, 2022	$901	Interest expense	$(1,650)	$(7,623)

Interest rate swaps for the nine months ended:
September 24, 2023	$2,225	Interest Expense	$(40)	$(31,674)
September 25, 2022	$3,664	Interest Expense	$(1,850)	$(17,967)
Net interest paid, including payments made or received under the swaps, was $11.2 million and $9.6 million for the three months ended September 24, 2023 and September 25, 2022, respectively, and $28.0 million and $22.2 million for the nine months ended September 24, 2023 and September 25, 2022, respectively.
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

Durling et al v. Papa John’s International, Inc., is a conditionally certified collective action filed in May 2016 in the United States District Court for the Southern District of New York, alleging that corporate restaurant delivery drivers were not properly reimbursed for vehicle mileage and expenses in accordance with the Fair Labor Standards Act. In July 2018, the District Court granted a motion to certify a conditional corporate collective class and the opt-in notice process has been completed. As of the close of the opt-in period on October 29, 2018, 9,571 drivers opted into the collective class. On September 30, 2022, the parties reached a settlement in principle to resolve the case. On December 19, 2022, the District Court granted preliminary approval of the settlement, and following a hearing on July 27, 2023, the District Court granted final approval of the settlement. Pursuant to the terms of the settlement, which contemplated a total aggregate settlement amount of no more than $20.0 million subject to a claims-made process, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement also includes resolution of a companion case, Hubbard, et al. v. Papa John’s International, Inc., pending in the United States District Court for the Western District of Kentucky. The settlement is subject to a claims-made process whereby unclaimed funds revert to the Company, and the Company was only responsible for payments to class and collective action members who timely submitted a claim form. On January 18, 2023, the Company remitted $5.0 million to the settlement administrator as partial funding of the settlement in accordance with the terms of the applicable settlement agreement. On August 10, 2023, the Company remitted the remaining $5.6 million settlement amount to the administrator in accordance with the final settlement terms. The settlement of these claims and lawsuits is materially complete, and the Company anticipates that the claims process will be concluded by the end of 2023.
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other accrued liabilities in the Condensed Consolidated Balance Sheets as of September 24, 2023. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
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

The following tables present our segment information.

	Three Months Ended		Nine Months Ended
(In thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenues:
Domestic Company-owned restaurants	$177,195	$166,050	$532,841	$536,226
North America franchising	35,041	33,712	105,824	102,897
North America commissaries	204,887	216,115	624,433	645,177
International	48,481	37,707	128,539	119,696
All others	57,208	56,928	172,754	171,873
Total revenues	$522,812	$510,512	$1,564,391	$1,575,869

Intersegment revenues:
North America franchising	$1,040	$996	$3,117	$3,097
North America commissaries	51,237	51,330	154,640	162,591
All others	16,180	15,562	49,363	50,830
Total intersegment revenues	$68,457	$67,888	$207,120	$216,518

Operating income:
Domestic Company-owned restaurants (a)	$6,147	$3,667	$19,438	$11,579
North America franchising	32,234	31,464	97,745	96,225
North America commissaries	10,691	8,425	31,818	28,717
International (b)	2,270	1,136	13,265	12,897
All others	2,379	2,037	6,879	7,943
Unallocated corporate expenses (c)	(20,792)	(27,684)	(63,859)	(84,138)
Elimination of intersegment (profits) losses	(1,061)	416	(710)	(423)
Total operating income	$31,868	$19,461	$104,576	$72,800

Property and equipment, net:
Domestic Company-owned restaurants	$249,211
North America commissaries	157,056
International	29,403
All others	142,905
Unallocated corporate assets	251,104
Accumulated depreciation and amortization	(561,592)
Total property and equipment, net	$268,087
___________________________________
(a)    The nine months ended September 25, 2022 includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss. See “Note 10. Divestitures” for additional information.
(b)    The three and nine months ended September 24, 2023 includes $1.2 million and $2.5 million of costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of stores from franchisees. The three and nine months ended September 25, 2022 includes a charge of $4.1 million related to the reserve of certain accounts and notes receivable and operating lease right-of-use assets impairment associated with the termination of a significant franchise in the United Kingdom. The three and nine months ended September 25, 2022 also includes $3.5 million of one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights. See “Notes 2. Significant Accounting Policies”, “10. Divestitures” and “12. Acquisitions” for additional information.
(c)    The nine months ended September 24, 2023 includes $2.0 million of severance and related costs associated with the transition of certain executives. The three and nine months ended September 24, 2023 includes $0.6 million for certain legal settlements. Unallocated corporate expenses includes $10.0 million for certain legal settlements for the three months ended September 25, 2022. The nine months ended September 25, 2022 includes $13.9 million of one-time, non-cash reserves of certain notes receivable, $15.0 million for certain legal settlements, and $1.5 million of advisory fees and severance costs associated with the transition of certain executives. See “Notes 2. Significant Accounting Policies” and “9. Litigation, Commitments and Contingencies” for additional information.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended September 24, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$177,195	$—	$—	$14,013	$—	$191,208
Franchise royalties and fees	—	36,081	—	12,219	—	48,300
Commissary sales	—	—	256,124	16,695	—	272,819
Other revenues	—	—	—	5,554	73,388	78,942
Eliminations	—	(1,040)	(51,237)	—	(16,180)	(68,457)
Total segment revenues	177,195	35,041	204,887	48,481	57,208	522,812
International other revenues (a)	—	—	—	(5,554)	5,554	—
Total revenues	$177,195	$35,041	$204,887	$42,927	$62,762	$522,812

	Reportable Segments
	Three Months Ended September 25, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$166,050	$—	$—	$—	$—	$166,050
Franchise royalties and fees	—	34,708	—	11,619	—	46,327
Commissary sales	—	—	267,445	19,116	—	286,561
Other revenues	—	—	—	6,972	72,490	79,462
Eliminations	—	(996)	(51,330)	—	(15,562)	(67,888)
Total segment revenues	166,050	33,712	216,115	37,707	56,928	510,512
International other revenues (a)	—	—	—	(6,972)	6,972	—
Total revenues	$166,050	$33,712	$216,115	$30,735	$63,900	$510,512

	Reportable Segments
	Nine Months Ended September 24, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$532,841	$—	$—	$17,031	$—	$549,872
Franchise royalties and fees	—	108,941	—	36,906	—	145,847
Commissary sales	—	—	779,073	55,061	—	834,134
Other revenues	—	—	—	19,541	222,117	241,658
Eliminations	—	(3,117)	(154,640)	—	(49,363)	(207,120)
Total segment revenues	532,841	105,824	624,433	128,539	172,754	1,564,391
International other revenues (a)	—	—	—	(19,541)	19,541	—
Total revenues	$532,841	$105,824	$624,433	$108,998	$192,295	$1,564,391

	Reportable Segments
	Nine Months Ended September 25, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$536,226	$—	$—	$—	$—	$536,226
Franchise royalties and fees	—	105,994	—	37,097	—	143,091
Commissary sales	—	—	807,768	60,213	—	867,981
Other revenues	—	—	—	22,386	222,703	245,089
Eliminations	—	(3,097)	(162,591)	—	(50,830)	(216,518)
Total segment revenues	536,226	102,897	645,177	119,696	171,873	1,575,869
International other revenues (a)	—	—	—	(22,386)	22,386	—
Total revenues	$536,226	$102,897	$645,177	$97,310	$194,259	$1,575,869
___________________________________
(a)    Other revenues as reported in the Condensed Consolidated Statements of Operations include $5.6 million and $19.5 million of revenues for the three and nine months ended September 24, 2023, respectively, and $7.0 million and $22.4 million for the three and nine months ended September 25, 2022, respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to operating income but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.
12. Acquisitions
UK Franchisee Acquisitions
As part of our investment to reposition our UK business, we have acquired a portfolio of Company-owned restaurants in the UK market that were previously franchised. Our control and ownership of this portfolio enables us to implement operating model enhancements in the restaurants including revenue management capabilities, product and technological innovation and operational efficiencies to improve sales and restaurant-level profitability, and to drive initiatives for future growth and profitability in the Company’s largest market outside of North America. As part of this investment, the Company acquired 91 Papa Johns restaurants previously operated by the M25 division of Drake Food Service International in the United Kingdom on June 2, 2023 for total consideration of approximately $13.7 million. The Company acquired an additional 27 Papa Johns restaurants in the United Kingdom during the three months ended September 24, 2023 for total consideration of approximately $1.5 million. Collectively, we refer to these acquisitions as the “UK franchisee acquisitions.”
During the three and nine months ended September 24, 2023, the Company incurred $0.8 million and $2.1 million, respectively, of acquisition and transition costs related to the UK franchisee acquisitions. These expenses were recorded within General and administrative expenses and within the International segment in the Condensed Consolidated Statements of Operations. The results of operations of the acquired restaurants after their respective acquisition dates are included within the International segment in the Company’s Condensed Consolidated Statements of Operations. The impact of the acquisitions was not material to the Company’s Condensed Consolidated Financial Statements.
The UK franchisee acquisitions have been accounted for as business combinations. As such, the Company concluded that the consideration was measured at fair value and has recorded the preliminary estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. Total consideration was approximately $15.2 million, of which $13.7 million was pre-existing accounts receivable and notes receivable and was classified as a noncash investing transaction within the Condensed Consolidated Statements of Cash Flows during the nine months ended September 24, 2023. Assets acquired include approximately $10.6 million of property and equipment, net, $0.3 million of inventories and other assets and $4.3 million of goodwill.
The total goodwill recognized in conjunction with the UK franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the International operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from expected future benefits stemming from implementation of the Company’s operational capabilities and further control of the Company’s brand name in our most prominent international market. Goodwill also includes certain other benefits that do not qualify for recognition as intangible assets, such as an assembled workforce.

Domestic Acquisitions
During the nine months ended September 24, 2023, we acquired ten Domestic restaurants for a total purchase price of $4.1 million, which was classified as cash used in investing activities within the Condensed Consolidated Statements of Cash Flows. The impact of the acquisitions was not material to the Company’s Condensed Consolidated Financial Statements. Acquired assets recorded within the Condensed Consolidated Balance Sheets as of September 24, 2023 primarily included store property and equipment of $1.4 million, reacquired franchise rights of $1.5 million, and goodwill of $1.1 million.
The amounts recorded as a result of our preliminary acquisition accounting for the UK franchisee and Domestic acquisitions are subject to change and further refinement. The Company is still assessing the condition and finalizing the fair value of acquired property and equipment and intangible assets as well as gathering information regarding leases and other assets. There were no measurement period adjustments recorded during the three months ended September 24, 2023, and the Company expects these items to be finalized prior to the one-year anniversary date of the respective acquisitions.
The following summarizes changes in the Company’s goodwill by reportable segment (in thousands):

	Domestic Company-owned restaurants	International	All others	Total
Balance at December 25, 2022	$55,507	$14,673	$436	$70,616
Acquisitions (a)	1,102	4,274	—	5,376
Foreign currency adjustments	—	19	—	19
Balance at September 24, 2023	$56,609	$18,966	$436	$76,011
(s)    Goodwill from acquisitions during the nine months ended September 24, 2023 include $4.3 million from the UK franchisee acquisitions described above as well as $1.1 million related to the Domestic store acquisitions described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa John’s began operations in 1984. As of September 24, 2023, there were 5,825 Papa John’s restaurants in operation, consisting of 644 Company-owned and 5,181 franchised restaurants operating in 48 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the (United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
The Company has focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. Our progress and significant transactions during the third quarter of 2023 are described below.
Growth Strategy. The Company delivered its seventeenth consecutive quarter of Global system-wide restaurant sales growth and continues to expand both domestically and internationally. This growth is fueled by continued product innovation and our development strategy.
Our expanding development pipeline is a key long-term growth driver as we believe there is significant opportunity to offer our differentiated, premium position to more customers globally and domestically. In the third quarter of 2023, we opened 45 net new restaurants for global unit growth of 0.8%. We expect global development to be between 245 and 260 net new units for fiscal 2023, lower than previous guidance of 270 to 310 due to the dynamic geopolitical environment.
Operational Initiatives. We launched the “Back to BETTER” initiative in late 2022, which focuses on improving operational execution at the store level in order to drive better financial performance. We have aligned the organization on improving out-the-door times, overall customer satisfaction, increasing orders and optimization. Running BETTER operations is intended to increase customer and employee satisfaction, as well as drive customer loyalty. We are seeing improvement in our restaurant level operating margins, and we experienced a 3.8% increase in comparable sales for Domestic Company-owned restaurants for the first nine months of 2023.
UK Market. Over the past two years, the UK restaurants have experienced declines in sales. As we have navigated a dynamic economic environment and worked towards repositioning the market, we established a Company-owned restaurant portfolio in the UK during the second quarter. We acquired an additional 27 Papa Johns restaurants in the third quarter, bringing the total number of Company-owned restaurants in the UK market to 118. The Company-owned restaurants have incurred operating losses in the third quarter as we continue to evaluate current operational capabilities and implement improvements in revenue management capabilities, product and technological innovation and operational efficiencies to improve sales and restaurant-level profitability over the longer term. We continue to focus on rationalizing our portfolio to better position the UK market for success, which could include strategic store closures in the future.
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

	Three Months Ended		Nine Months Ended
Amounts below exclude the impact of foreign currency	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Comparable sales growth (decline):
Domestic Company-owned restaurants	5.9%	(2.2)%	3.8%	(1.6)%
North America franchised restaurants	2.2%	(0.5)%	(0.4)%	1.2%
North America restaurants	2.9%	(0.8)%	0.4%	0.6%
International restaurants	(0.3)%	(10.1)%	(2.3)%	(5.8)%
Total comparable sales growth (decline)	2.2%	(3.4)%	(0.2)%	(1.1)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	6.7%	0.5%	4.7%	0.8%
North America franchised restaurants	3.2%	0.9%	1.1%	2.5%
North America restaurants	3.9%	0.8%	1.8%	2.2%
International restaurants (a)	8.8%	(0.4)%	6.8%	5.3%
Total global system-wide restaurant sales growth (decline)	5.1%	0.5%	3.0%	2.9%
_______________________________
(a)The nine months ended September 25, 2022 exclude the impact of franchisee suspended restaurants.

Restaurant Progression	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
North America Company-owned:
Beginning of period	521	519	522	600
Opened	—	1	—	9
Closed	—	—	(2)	—
Acquired	9	1	10	2
Refranchised	(4)	—	(4)	(90)
End of period	526	521	526	521
North America franchised:
Beginning of period	2,868	2,837	2,854	2,739
Opened	15	17	44	49
Closed	(7)	(16)	(21)	(39)
Sold	(9)	(1)	(10)	(2)
Refranchised	4	—	4	90
End of period	2,871	2,837	2,871	2,837
International Company-owned
Beginning of period	91	—	—	—
Acquired	27	—	118	—
End of period	118	—	118	—
International franchised:
Beginning of period	2,300	2,215	2,330	2,311
Opened	55	48	153	175
Closed	(18)	(32)	(55)	(67)
Sold	(27)	—	(118)	—
Suspended (a)	—	—	—	(188)
End of period	2,310	2,231	2,310	2,231
Total restaurants – end of period	5,825	5,589	5,825	5,589

Trailing four quarters net store growth (b)	236	208
___________________________________
(a)As previously disclosed, the Company has suspended corporate support for all franchised restaurants located in Russia. These suspended restaurants are excluded from net unit growth calculations.
(b)Excludes suspended restaurants.

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(Dollars in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022	QTD	YTD
Revenues:
Domestic Company-owned restaurant sales	$177,195	$166,050	$532,841	$536,226	6.7%	(0.6)%
North America franchise royalties and fees	35,041	33,712	105,824	102,897	3.9%	2.8%
North America commissary revenues	204,887	216,115	624,433	645,177	(5.2)%	(3.2)%
International revenues	42,927	30,735	108,998	97,310	39.7%	12.0%
Other revenues	62,762	63,900	192,295	194,259	(1.8)%	(1.0)%
Total revenues	$522,812	$510,512	$1,564,391	$1,575,869	2.4%	(0.7)%
The discussion below references impacts to the comparable results from the acquisition of 118 formerly franchised restaurants in the UK in the second and third quarters of 2023 (the “UK franchisee acquisitions”) and from the refranchising of 90 restaurants during the second quarter of 2022 (the “2022 refranchising”). When comparing the operating results of 2023 with 2022, note that the UK franchisee acquisitions resulted in 118 International restaurants changing from franchised to Company-owned restaurants in the second and third quarters of 2023. Additionally, the 2022 refranchising resulted in 90 restaurants moving from Domestic Company-owned restaurants into North America franchising, effective as of the second quarter of 2022. These transactions impact the comparability of operating results between the periods. See “Note 12. Acquisitions” and “Note 10. Divestitures” of the “Notes to Condensed Consolidated Financial Statements” for additional information on these transactions.
Total revenues increased $12.3 million or 2.4% to $522.8 million for the three months ended September 24, 2023 and decreased $11.5 million or 0.7% to $1.6 billion for the nine months ended September 24, 2023, as compared to each prior year comparable period. Changes in total revenues are impacted by the transactions noted above; see further discussion below.
Domestic Company-owned restaurant sales increased $11.1 million, or 6.7% for the three months ended September 24, 2023 and decreased $3.4 million, or 0.6% for the nine months ended September 24, 2023, as compared to the prior year comparable periods. Due to the 2022 refranchising, Domestic Company-owned restaurant sales decreased by $27.3 million for the nine months ended September 25, 2022. Excluding the impact of the 2022 refranchising, Domestic Company-owned restaurant sales would have increased $24.0 million, or 4.7%, for the nine months ended September 24, 2023. The increases of $11.1 million and $24.0 million were primarily due to comparable sales growth of 5.9% and 3.8% for the three and nine months ended September 24, 2023, respectively.
North America franchise royalties and fees increased $1.3 million, or 3.9% and increased $2.9 million or 2.8% for the three and nine months ended September 24, 2023, respectively, as compared to each prior year comparable period. The impact of the 2022 refranchising for North America franchise royalties and fees was $1.4 million for the nine months ended September 25, 2022. Excluding the 2022 refranchising, North America franchise royalties increased $1.6 million or 1.5%, for the nine months ended September 24, 2023. Comparable sales for the three and nine months ended September 24, 2023 grew 2.2% and declined 0.4%, respectively. Equivalent units declined 1.7% and 0.6% for the three and nine months ended September 24, 2023, respectively, excluding the impact of the 2022 refranchising.
North America franchise restaurant sales increased 3.1% to $749.8 million for the three months ended September 24, 2023 and increased 2.2% to $2.3 billion for the nine months ended September 24, 2023 compared to the prior year comparable periods. Excluding the impact of the 2022 refranchising, North America franchise restaurant sales increased 0.9% to $2.3 billion for the nine months ended September 24, 2023 compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues decreased $11.2 million, or 5.2% for the three months ended September 24, 2023 and decreased $20.7 million, or 3.2% for the nine months ended September 24, 2023, compared to the prior year comparable periods. Excluding the impact of the 2022 refranchising, North America commissary revenues decreased $28.9 million, or 4.4% for the nine months ended September 24, 2023. The declines in North America commissary revenues were primarily a result of declining commodity prices in 2023 and lower volumes during the first half of 2023, partially offset by higher volumes during the three months ended September 24, 2023.
International revenues increased $12.2 million, or 39.7% for the three months ended September 24, 2023 and increased $11.7 million, or 12.0% for the nine months ended September 24, 2023, compared with the respective prior year periods. International revenues included $14.0 million and $17.0 million for the three and nine months ended September 24, 2023, respectively, attributable to the acquired UK restaurants, and included $5.0 million and $7.0 million for the three and nine months ended September 25, 2022, respectively, related to franchise royalty and food distribution revenue generated from the UK formerly franchised restaurants. Excluding the impact of the UK franchisee acquisitions, revenues would have increased $3.2 million, or 12.5%, and increased $1.6 million, or 1.8%, for the three and nine months ended September 24, 2023, respectively. International revenues benefited from new unit development in 2023 and positive foreign currency fluctuations, partially offset by comparable sales declines of 0.3% and 2.3% for the three and nine months ended September 24, 2023.
International franchise restaurant sales increased $28.8 million to $289.2 million and increased $36.8 million to $880.2 million for the three and nine months ended September 24, 2023, respectively. Excluding the impact of the UK franchisee acquisitions, the previously disclosed suspended restaurants, and foreign currency fluctuations, International franchise restaurant sales increased 9.5% and 7.0% for the three and nine months ended September 24, 2023, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds, online and mobile ordering business and our wholly-owned print and promotions subsidiary, decreased $1.1 million, or 1.8%, and decreased $2.0 million, or 1.0%, for the three and nine months ended September 24, 2023, respectively, compared to the prior year comparable periods. The impacts of the UK franchisee acquisitions decreased Other revenues by $1.3 million and $1.8 million for the three and nine months ended September 24, 2023, respectively. Excluding the impact of the UK franchisee acquisitions, Other revenues would have increased $0.2 million and decreased $0.1 million for the three and nine months ended September 24, 2023.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Three Months Ended
	September 24, 2023	% of Related Revenues	September 25, 2022	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$145,433	82.1%	$138,299	83.3%	(1.2)%
North America commissary expenses	189,551	92.5%	203,129	94.0%	(1.5)%
International expenses	29,796	69.4%	18,196	59.2%	10.2%
Other expenses	57,587	91.8%	59,249	92.7%	(0.9)%
General and administrative expenses	52,173	10.0%	57,935	11.3%	(1.3)%
Depreciation and amortization	16,404	3.1%	13,338	2.6%	0.5%
Total costs and expenses	490,944	93.9%	490,146	96.0%	(2.1)%
Refranchising and impairment loss	—	—%	(905)	(0.2)%	0.2%
Operating income	$31,868	6.1%	$19,461	3.8%	2.3%

(Dollars in thousands)	Nine Months Ended
	September 24, 2023	% of Related Revenues	September 25, 2022	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$436,922	82.0%	$441,986	82.4%	(0.4)%
North America commissary expenses	576,434	92.3%	604,689	93.7%	(1.4)%
International expenses	67,542	62.0%	57,346	58.9%	3.1%
Other expenses	177,661	92.4%	180,452	92.9%	(0.5)%
General and administrative expenses	154,441	9.9%	168,519	10.7%	(0.8)%
Depreciation and amortization	46,815	3.0%	38,012	2.4%	0.6%
Total costs and expenses	1,459,815	93.3%	1,491,004	94.6%	(1.3)%
Refranchising and impairment loss	—	—%	(12,065)	(0.8)%	0.8%
Operating income	$104,576	6.7%	$72,800	4.6%	2.1%
Total costs and expenses were $490.9 million or 93.9% of total revenues for the three months ended September 24, 2023, as compared to $490.1 million or 96.0% of total revenues for the prior year comparable period. For the nine months ended September 24, 2023, total costs and expenses were $1.5 billion or 93.3% of total revenues, as compared to $1.5 billion, or 94.6% of total revenues for the prior year comparable period. The changes in total costs and expenses, as percentages of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $145.4 million or 82.1% of related revenues for the three months ended September 24, 2023, compared to expenses of $138.3 million or 83.3% of related revenues for the prior year period. For the nine months ended September 24, 2023 Domestic Company-owned restaurant expenses were $436.9 million or 82.0% of related revenues compared to $442.0 million or 82.4% of related revenues for the prior year comparable period. The quarter and year to date decreases of 1.2% and 0.4%, respectively, were primarily due to decreases in certain commodity expenses.

North America commissary expenses were $189.6 million or 92.5% of related revenues for the three months ended September 24, 2023 compared to expenses of $203.1 million or 94.0% of related revenues for the prior year comparable period. For the nine months ended September 24, 2023 North America commissary expenses were $576.4 million, or 92.3% of related revenues compared to $604.7 million or 93.7% of related revenues for the prior year period. The expenses, as a percentage of related revenues, decreased 1.5% and 1.4% for the three and nine months ended September 24, 2023, respectively, primarily due to declining commodity prices and delivery costs in 2023 and lower volumes during the first half of 2023.
International expenses were $29.8 million or 69.4% of related revenues for the three months ended September 24, 2023 as compared to $18.2 million, or 59.2% of related revenues for the prior year comparable period. For the nine months ended September 24, 2023, International expenses were $67.5 million, or 62.0% of related revenues, as compared to $57.3 million, or 58.9% of related revenues for the prior year comparable period. International expenses increased in 2023 as a result of the UK franchisee acquisitions, which added operating costs of 118 Company-owned restaurants, partially offset by declining commodity prices at our International commissary. Expenses in 2023 also include repositioning costs and transaction costs related to the UK franchisee acquisitions of approximately $1.2 million and $2.5 million for the three and nine months ended September 24, 2023, respectively.
Other expenses were $57.6 million or 91.8% of related revenues for the three months ended September 24, 2023 as compared to $59.2 million or 92.7% of related revenues for the prior year comparable period. For the nine months ended September 24, 2023, Other expenses were $177.7 million, or 92.4% of related revenues, compared to $180.5 million, or 92.9% of related revenues for the prior year comparable period.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $52.2 million, or 10.0% of revenues for the three months ended September 24, 2023, compared to $57.9 million, or 11.3% of revenues for the prior year period. For the nine months ended September 24, 2023, G&A expenses were $154.4 million or 9.9% of revenues, compared to $168.5 million or 10.7% of revenues for the prior year comparable period. G&A expenses consisted of the following:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Administrative expenses (a)	$49,034	$44,391	$147,271	$133,370
UK repositioning and acquisition-related costs (b)	1,193	—	2,501	—
Legal settlement accruals (c)	577	10,000	577	15,000
Specific accounts receivable and notes receivable provisions (d)	—	3,227	—	17,863
Other costs (e)	—	—	2,017	1,507
Other general expenses, net	1,369	317	2,075	779
General and administrative expenses	$52,173	$57,935	$154,441	$168,519
___________________________________
(a)For the three and nine months ended September 24, 2023, administrative expenses increased $4.6 million and $13.9 million primarily due to higher incentive compensation and benefit costs. The nine month period also included higher costs from our franchise operating conference in the second quarter of 2023.
(b)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to acquisition of stores from franchisees.
(c)Represents accruals for certain legal settlements, recorded in General and administrative expenses. See “Note 9. Litigation, Commitments and Contingencies” for further information.
(d)Represents a one-time, non-cash provision of $14.6 million on accounts receivable and notes receivable in connection with the conflict in Ukraine and related government actions in the first quarter of 2022 and a $3.2 million charge recorded in the third quarter of 2022 associated with the termination of a significant franchisee in the United Kingdom related to the reserve of certain accounts and notes receivable.
(e)Represents severance and related costs associated with the transition of certain executives incurred during the nine months ended September 24, 2023 and nine months ended September 25, 2022.

Depreciation and Amortization

Depreciation and amortization expense was $16.4 million or 3.1% of revenues for the three months ended September 24, 2023, compared to $13.3 million or 2.6% of revenues for the prior year comparable period. For the nine months ended September 24, 2023, Depreciation and amortization expense was $46.8 million, or 3.0% of revenues compared to $38.0 million, or 2.4% of revenues, for the prior year comparable period. The increases were primarily due to higher depreciation expense related to our investments in technology support initiatives.
Refranchising and Impairment Loss
There was no Refranchising and impairment loss during the nine months ended September 24, 2023. Refranchising and impairment loss was $12.1 million for the nine months ended September 25, 2022, consisting of an $8.4 million loss on the 2022 refranchising and an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict. See “Note 10. Divestitures” of “Notes to Condensed Consolidated Financial Statements” for additional information on these items.

Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is also presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended September 24, 2023			Three Months Ended September 25, 2022
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$6,147	$—	$6,147	$3,667	$—	$3,667	$2,480	$2,480
North America franchising	32,234	—	32,234	31,464	—	31,464	770	770
North America commissaries	10,691	—	10,691	8,425	—	8,425	2,266	2,266
International	2,270	1,193	3,463	1,136	4,132	5,268	1,134	(1,805)
All others	2,379	—	2,379	2,037	—	2,037	342	342
Unallocated corporate expenses	(20,792)	577	(20,215)	(27,684)	10,000	(17,684)	6,892	(2,531)
Elimination of intersegment (profits) losses	(1,061)	—	(1,061)	416	—	416	(1,477)	(1,477)
Total	$31,868	$1,770	$33,638	$19,461	$14,132	$33,593	$12,407	$45

	Nine Months Ended September 24, 2023			Nine Months Ended September 25, 2022
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$19,438	$—	$19,438	$11,579	$8,412	$19,991	$7,859	$(553)
North America franchising	97,745	—	97,745	96,225	—	96,225	1,520	1,520
North America commissaries	31,818	—	31,818	28,717	—	28,717	3,101	3,101
International	13,265	2,501	15,766	12,897	7,647	20,544	368	(4,778)
All others	6,879	—	6,879	7,943	—	7,943	(1,064)	(1,064)
Unallocated corporate expenses	(63,859)	2,594	(61,265)	(84,138)	30,376	(53,762)	20,279	(7,503)
Elimination of intersegment (profits) losses	(710)	—	(710)	(423)	—	(423)	(287)	(287)
Total	$104,576	$5,095	$109,671	$72,800	$46,435	$119,235	$31,776	$(9,564)
___________________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each period and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $31.9 million and $104.6 million for the three and nine months ended September 24, 2023, respectively, compared to $19.5 million and $72.8 million for the prior year comparable periods, increases of $12.4 million and $31.8 million, respectively. Adjusted operating income was $33.6 million and $109.7 million for the three and nine months ended September 24, 2023, respectively, compared to $33.6 million and $119.2 million for the prior year comparable periods, which was flat and a decrease of $9.6 million, respectively. The fluctuations in adjusted operating income in 2023 compared to 2022 were primarily due to the following:
•Domestic Company-owned restaurants increased $2.5 million and decreased $0.6 million for the three and nine months ended September 24, 2023, respectively. The three month period increase of $2.5 million was primarily due to higher revenues from comparable sales growth of 5.9% and improved results from lower food costs, partially offset by higher depreciation and utility expenses. The impact of the 2022 refranchising decreased the segment’s operating income by $2.3 million for the nine months ended September 25, 2022. Excluding the impact of the 2022 refranchising, the nine month period would have increased $1.7 million primarily due to comparable sales growth of 3.8%, partially offset by higher compensation and benefit costs.
•North America franchising increased $0.8 million for the three months ended September 24, 2023 primarily due to comparable sales growth of 2.2%, partially offset by a 1.7% decrease in equivalent units. For the nine months ended September 24, 2023, North America franchising increased $1.5 million primarily due to the impact of the 2022 refranchising.
•North America commissaries increased $2.3 million and $3.1 million for the three and nine months ended September 24, 2023, respectively. The three month period increase of $2.3 million was primarily due to lower commodity and labor costs. The impact of the 2022 refranchising decreased the segment’s operating income by $0.3 million for the nine months ended September 25, 2022. Excluding the impact of the 2022 refranchising for the nine month period, North America commissaries would have increased $2.8 million primarily due to lower commodity costs and delivery costs throughout 2023 and lower volumes during the first half of 2023.
•International decreased $1.8 million and $4.8 million for the three and nine months ended September 24, 2023, respectively. The decreases in adjusted operating income were primarily driven by operating losses attributable to the recently acquired UK Company-owned restaurants as well as comparable sales declines of 0.3% and 2.3% for the respective periods. These decreases were partially offset by favorable commissary results from lower commodity costs.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $0.3 million and decreased $1.1 million for the three and nine months ended September 24, 2023, respectively, compared to the prior year comparable periods. The $1.1 million decrease for the nine months ended September 24, 2023 was primarily due to lower results from higher depreciation expense related to our investments in technology support initiatives.
•Unallocated corporate expenses increased $2.5 million and $7.5 million for the three and nine months ended September 24, 2023, respectively. The increases are primarily due to higher incentive compensation and benefit costs and higher depreciation expense related to our investments in technology support initiatives. The nine month period also included increases from higher insurance expense and costs for our franchise operating conference in the second quarter of 2023.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022	QTD	YTD
Operating income	$31,868	$19,461	$104,576	$72,800	$12,407	$31,776
Net interest expense	(11,378)	(7,623)	(31,674)	(17,967)	(3,755)	(13,707)
Income before income taxes	20,490	11,838	72,902	54,833	8,652	18,069
Income tax expense	4,539	3,374	16,546	9,212	1,165	7,334
Net income before attribution to noncontrolling interests	15,951	8,464	56,356	45,621	7,487	10,735
Net income attributable to noncontrolling interests	(90)	(133)	(351)	(1,363)	43	1,012
Net income attributable to the Company	$15,861	$8,331	$56,005	$44,258	$7,530	$11,747

Calculation of net income for earnings per share:
Net income attributable to the Company	$15,861	$8,331	$56,005	$44,258	$7,530	$11,747
Dividends paid to participating securities	—	(86)	—	(228)	86	228
Net income attributable to participating securities	—	—	—	(34)	—	34
Net income attributable to common shareholders	$15,861	$8,245	$56,005	$43,996	$7,616	$12,009

Basic earnings per common share	$0.49	$0.23	$1.69	$1.23	$0.26	$0.46
Diluted earnings per common share	$0.48	$0.23	$1.68	$1.22	$0.25	$0.46
Net Interest Expense
Net interest expense increased $3.8 million and $13.7 million, or 49.3% and 76.3% for the three and nine months ended September 24, 2023, respectively, due primarily to higher average outstanding debt as well as an increase in borrowing rates in 2023. The higher outstanding debt on our senior secured revolving credit facility (“the PJI Revolving Facility”) was primarily utilized to finance share repurchases in the first quarter of 2023. Total debt outstanding was $790.8 million and $605.0 million as of September 24, 2023 and December 25, 2022, respectively.
Income Tax Expense (Benefit)
Our effective income tax rates were 22.2% and 22.7% for three and nine months ended September 24, 2023, compared to income tax rates of 28.5% and 16.8% for the prior year comparable periods. The lower effective tax rate for the nine months ended September 25, 2022 was caused by higher excess tax benefits generated by stock option exercises and vesting of restricted shares in 2022 along with a lower pre-tax income.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Income before income taxes	$20,490	$11,838	$72,902	$54,833
Income tax expense	$4,539	$3,374	$16,546	$9,212
Effective tax rate	22.2%	28.5%	22.7%	16.8%

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $0.1 million and $0.4 million for the three and nine months ended September 24, 2023, compared with $0.1 million and $1.4 million for the prior year comparable period. The decrease was due to the refranchising of our 51% ownership interest in a 90-restaurant consolidated joint venture in Texas on March 28, 2022.
Diluted Earnings Per Common Share
Diluted earnings per common share was $0.48 and $1.68 for the three and nine months ended September 24, 2023, respectively, compared to $0.23 and $1.22 for the prior year comparable period, representing increases of $0.25 and $0.46, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.53 and $1.80 for the three and nine months ended September 24, 2023, compared to adjusted diluted earnings per common share of $0.54 and $2.23 for the prior year comparable periods, representing decreases of $0.01 and $0.43, respectively. See “Non-GAAP Measures” for additional information.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating income	$31,868	$19,461	$104,576	$72,800
UK repositioning and acquisition-related costs (a)	1,193	—	2,501	—
Refranchising and impairment losses (b)	—	905	—	26,701
Legal settlements (c)	577	10,000	577	15,000
Provision for uncollectible accounts and notes receivable (d)	—	3,227	—	3,227
Other costs (e)	—	—	2,017	1,507
Adjusted operating income	$33,638	$33,593	$109,671	$119,235

Net income attributable to common shareholders	$15,861	$8,245	$56,005	$43,996
UK repositioning and acquisition-related costs (a)	1,193	—	2,501	—
Refranchising and impairment losses (b)	—	905	—	26,701
Legal settlements (c)	577	10,000	577	15,000
Provision for uncollectible accounts and notes receivable (d)	—	3,227	—	3,227
Other costs (e)	—	—	2,017	1,507
Tax effect of adjustments (f)	(404)	(3,180)	(1,162)	(10,449)
Adjusted net income attributable to common shareholders (g)	$17,227	$19,197	$59,938	$79,982

Diluted earnings per common share	$0.48	$0.23	$1.68	$1.22
UK repositioning and acquisition-related costs (a)	0.04	—	0.07	—
Refranchising and impairment losses (b)	—	0.03	—	0.75
Legal settlements (c)	0.02	0.28	0.02	0.42
Provision for uncollectible accounts and notes receivable (d)	—	0.09	—	0.09
Other costs (e)	—	—	0.06	0.04
Tax effect of adjustments (f)	(0.01)	(0.09)	(0.03)	(0.29)
Adjusted diluted earnings per common share (g)	$0.53	$0.54	$1.80	$2.23

___________________________________
(a)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of stores from franchisees.
(b)Refranchising and impairment losses consisted of the following pre-tax adjustments:

(In thousands)	Three Months Ended September 25, 2022	Nine Months Ended September 25, 2022
Refranchising impairment loss (1)	$—	$8,412
Ukraine-related charge (2)	—	17,384
PJUK lease impairment (3)	905	905
Total adjustment	$905	$26,701
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
(c)Represents accruals for certain legal settlements, recorded in General and administrative expenses. See “Note 9. Litigation, Commitments and Contingencies” for further information.
(d)Represents a $3.2 million charge recorded in the third quarter of 2022 associated with the termination of a significant franchisee in the United Kingdom related to the reserve of certain accounts and notes receivable.
(e)Represents severance and related costs associated with the transition of certain executives incurred during the three and nine months ended September 24, 2023 and September 25, 2022, which were recorded in General and administrative expenses.
(f)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.8% and 22.5% for the three and nine-month periods ended September 24, 2023 and September 25, 2022, respectively.
(g)Amounts shown exclude the impact of allocation of undistributed earnings to participating securities.
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
Cash Flows
The table below summarizes our cash flows for the nine months ended September 24, 2023 and September 25, 2022 (in thousands):

	Nine Months Ended
	September 24, 2023	September 25, 2022
Total cash provided by (used in):
Operating activities	$126,936	$76,553
Investing activities	(57,654)	(30,229)
Financing activities	(79,139)	(79,216)
Effect of exchange rate changes on cash and cash equivalents	(24)	(1,100)
Change in cash and cash equivalents	$(9,881)	$(33,992)
Operating Activities
Total cash provided by operating activities was $126.9 million for the nine months ended September 24, 2023 compared to $76.6 million for the corresponding period of 2022. The increase of $50.4 million primarily reflects favorable working capital changes, principally related to higher incentive compensation payments during the nine months ended September 25, 2022 and other current liabilities, as well as lower inventory balances stemming from lower commodity costs and higher cash collections on accounts receivable balances during 2023 due to timing of cash receipts at the beginning of the year.
Investing Activities
Total cash used in investing activities was $57.7 million for the nine months ended September 24, 2023 compared to $30.2 million for the same period in 2022, or an increase of $27.4 million. The increase in cash used in investing activities was primarily due to cash proceeds of $14.0 million, net of transaction costs, received from the 2022 refranchising during the nine months ended September 25, 2022. Additionally, the Company paid $5.6 million to purchase 37 International and Domestic restaurants and issued $7.3 million of construction and development notes during the nine months ended September 24, 2023.
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
Financing Activities
Total cash used in financing activities was $79.1 million for the nine months ended September 24, 2023 compared to $79.2 million for the same period of 2022. In 2023, cash used for financing activities includes outflows of $210.3 million in share repurchases and $43.6 million of common stock dividends paid, partially offset by net borrowings of $171.0 million from the PJI Revolving Facility and $14.8 million from the PJMF revolving line of credit (the “PJMF Revolving Facility”). In 2022, cash used for financing activities includes outflows of $95.0 million in share repurchases and $39.9 million of dividends paid, partially offset by net borrowings of $67.0 million from the PJI Revolving Facility.
Debt
Our outstanding debt as of September 24, 2023 was $790.8 million, which was comprised of $400.0 million of our 3.875% senior notes (the “Notes”) and $390.8 million outstanding under the PJI Revolving Facility and the PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $224.0 million as of September 24, 2023.
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

	Permitted Ratio	Actual Ratio as of September 24, 2023
Leverage ratio	Not to exceed 5.25 to 1.0	3.4 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.3 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 24, 2023.
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
The PJMF Revolving Facility consists of a $20.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. Debt outstanding under the PJMF Revolving Facility was approximately $14.8 million as of September 24, 2023. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
On September 30, 2023, the Company amended the PJMF Revolving Facility to, among other items: (i) extend the maturity date to September 30, 2024; (ii) amend the variable interest rate to a one month SOFR plus 1.975%; and (iii) expand the capacity from $20.0 million to $30.0 million.
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

The following table summarizes our repurchase activity under these programs for the three and nine months ended September 24, 2023 and September 25, 2022:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
September 24, 2023	—	$—	$—	$90,160
September 25, 2022	229	$85.15	$19,529	$329,800

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nine Months Ended
September 24, 2023	2,523	$83.10	$209,640	$90,160
September 25, 2022	982	$96.71	$95,000	$329,800
(a)    The shares repurchased during the nine months ended September 24, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP at a price of $82.52 per share for aggregate consideration of $179.6 million.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate dividends to common stockholders of $43.6 million ($1.30 per share) and $39.9 million ($1.12 per share) for the nine months ended September 24, 2023 and September 25, 2022, respectively. On October 24, 2023, our Board of Directors declared a fourth quarter dividend of $0.46 per common share (approximately $15.1 million in the aggregate), which will be paid on November 24, 2023 to stockholders of record as of the close of business on November 13, 2023. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the nine month periods of 2023 and 2022 (in thousands):

	Nine Months Ended
	September 24, 2023	September 25, 2022
Net cash provided by operating activities	$126,936	$76,553
Purchases of property and equipment	(50,905)	(48,424)
Free cash flow	$76,031	$28,129
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

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, labor shortages, labor cost increases, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, dividends, effective tax rates, regulatory changes and impacts, investments in the UK market, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•risks related to our indebtedness and borrowing costs, including prolonged higher interest rates, and the current state of the credit markets;

•the Company’s ability to continue to pay dividends to stockholders based upon profitability, cash flows and capital adequacy if restaurant sales and operating results decline;
•our ability to effectively operate and improve the performance of International Company-owned restaurants;
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
These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, as updated by “Part II. Item 1A. - Risk Factors” in our Quarterly Report on Form 10-Q for the three and six months ended June 25, 2023 and they may be updated from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 24, 2023 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations consist of distribution sales to franchised Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees, as well as Company-owned restaurants located in the UK. Approximately 8.2% and 7.0% of our revenues were derived from these operations for the three and nine months ended September 24, 2023, respectively, as compared to 6.0% and 6.2% for the prior year comparable periods.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $2.3 million and an unfavorable impact of $0.7 million on International revenues for the three and nine months ended September 24, 2023, and an unfavorable impact of $4.6 million and $9.0 million for the three and nine months ended September 25, 2022. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.3 million and $0.8 million on operating income for the three and nine months ended September 24, 2023, respectively, and an unfavorable impact of $0.4 million and $1.5 million on operating income for the three and nine months ended September 25, 2022, respectively.
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

The following table presents the actual average block price for cheese by quarter through the third quarter of 2023 and the projected average block price by quarter for 2023 (based on the October 27, 2023 Chicago Mercantile Exchange cheese futures market prices):

	2023		2022
	Projected Block Price		Actual Block Price
Quarter 1	$1.960		$1.966
Quarter 2	1.668		2.296
Quarter 3	1.755		1.938
Quarter 4	1.788		1.974
Full Year	$1.793	(a)	$2.043
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
Item 1A. Risk Factors
Except as set forth in “Part II. Item 1A - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 25, 2023, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. Funding for the share repurchase program was provided through our operating cash flows and our $600.0 million PJI Revolving Facility.
The following table summarizes our repurchase activity by fiscal period during the three months ended September 24, 2023 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/26/2023 - 7/23/2023	—	$—	—	$90,160
7/24/2023 - 8/20/2023	—	$—	—	$90,160
8/21/2023 - 9/24/2023	—	$—	—	$90,160
Total	—	$—	—	$90,160
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended September 24, 2023, the Company acquired approximately 2,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.
Item 5. Other Information
During the three months ended September 24, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1**
Amendment No. 1, effective as of August 1, 2023, to Endorsement Agreement, dated as of March 15, 2022 by and among, on the one hand, ABG-Shaq, LLC, for the personal services of Shaquille O’Neal and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 24, 2023, filed on November 2, 2023, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
** Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 2, 2023	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer