Form 10-K
period 2023-12-31
PAPA JOHNS INTERNATIONAL INC
filed 2024-02-29
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 25, 2023, was $2,291,573,796.
As of February 22, 2024, there were 32,767,073 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2024 are incorporated by reference into Part III of this annual report where indicated.

PART I
Item 1. Business
General
Papa John’s International, Inc., a Delaware corporation (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa Johns.” Papa John’s began operations in 1984. At December 31, 2023, there were 5,906 Papa John’s restaurants in operation, consisting of 648 Company-owned and 5,258 franchised restaurants operating in 50 countries and territories. Our Company-owned restaurants include 98 restaurants operated under three joint venture arrangements. In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
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
Re-establish the superiority of our pizza via commercial platforms. We believe that using high quality ingredients leads to superior quality pizzas. Our original crust pizza dough is made from six simple ingredients and is fresh, never frozen. We also top our pizzas with our signature pizza sauce made with vine-ripened tomatoes, real cheese and meat full of flavor, not filler. Our marketing and menu strategies focus on craveable products that provide both value and variety to our customers, drive sales and importantly, do not add significant complexity to our restaurant operations or to supply chain needs. We continue to make purposeful additions to our menu, ensuring these additions are well-timed for our growth, without sacrificing our premium quality. This deliberate strategy focuses on innovation that adds value to our system rather than short-term discounts, contributing to more productive ticket growth and, most importantly, higher customer satisfaction. We believe in the importance of providing options that appeal to our customers’ diverse dietary needs and preferences, and our nutritionists and food innovation teams are continuously looking for ways to reflect this in our menu. Our product innovations form the foundation of our strategy for growing comparable sales and improving unit economics.
Improve unit-level profitability and performance of our Company and franchisee restaurants. We continue to take proactive steps to drive profitable growth through targeted strategies. This includes growing ticket and transactions through menu innovations, customer insights, media efficiency, strategic pricing actions and development incentives. In addition to increasing average unit volumes, our strategy focuses on further sharpening our execution and driving BETTER customer experience for faster service while optimizing labor allocation, enhancing operational efficiencies and effectively managing margins.
We continue to look for ways to incent growth and improve restaurant margins. Beginning in 2024, we will increase the fixed operating margin that our Domestic commissaries charge. At the same time, we are offering new opportunities for our franchisees to earn annual incentive-based rebates as they increase volume and open new restaurants, which will drive continued supply chain productivity for our system. See “Recent Business Matters” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Leverage our technology infrastructure to drive our business operations. We utilize technology to deliver a better customer experience, improve operational efficiencies and inform our decision-making. Approximately 85% of our Domestic sales are through digital channels, including website, apps, third party aggregators, and centralized call centers. We believe that this technology leadership edge provides a competitive advantage when compared with other QSR models. We continue to invest in technology and data science to enhance our digital capabilities for both our customers as well as our employees. We remain committed to meeting customers where they want to order from us and to giving them high quality innovative products, providing great value, and delivering excellent service, regardless of the channel in which they order.
Our loyalty program (“Papa Rewards”) and one-to-one marketing platforms help us retain loyal customers and drive frequency and ticket on our own ordering channels. We have also been a leader in the use of third-party domestic delivery aggregators since 2019. As new national pizza chains arrive on the platform, the pizza category has continued to expand its share of the overall aggregator market because it’s a great product for home delivery. Our integrations with the aggregator marketplaces and our nationwide integration with a third-party delivery service provider have been key tools allowing us to continue to meet our customers in the channel of their choice. The “on-demand” labor that the aggregators provide through their “delivery as a service” model allows us to increase our volume in growing day parts like lunch and late night, when the unpredictable demand can make it difficult to predict staffing needs.
Profitably expand our footprint domestically and internationally. We continue to pursue a growth strategy by expanding our footprint, both domestically and internationally. We partner with growth-oriented operators to expand into new regions and markets, seeking to ensure our partners are aligned with our strategic priorities and committed to the Papa Johns brand. The majority of our top-25 North American franchisees have development agreements in place. As part of our previously announced International Transformation initiative, we are evolving our International business structure to strengthen our operational effectiveness and better position our key markets for profitable growth. These steps include establishing International regional hubs, increasing technology investments and optimizing our UK business model. See “Recent Business Matters” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. Financial Statements and Supplementary Data, Notes 16. Restructuring and 25. Subsequent Events to the Financial Statements for additional details.
A large majority of Papa John’s restaurants are franchised. We believe a franchised model provides resiliency of earnings and presents us with an opportunity to enhance growth with less capital investment than a traditional company-operated restaurant model. We seek to attract and retain franchisees with experience in restaurant or retail operations and with the financial resources and management capabilities to open and operate multiple locations. While each Papa John’s franchisee manages and operates its own restaurants and business, we devote significant resources to providing franchisees with assistance in restaurant operations, quality assurance, technology, training, marketing, site selection and restaurant design. Papa John’s franchise owners benefit from our award-winning brand, food service capabilities and the Papa John’s digital and delivery model.
We recently introduced a new development incentive for our U.S. franchisees designed to accelerate unit growth in 2024 and 2025 and reward growing franchisees. Qualified openings will be eligible for a reduction in Papa John’s Marketing Fund, Inc. (“PJMF”) contributions over a multi-year period. The value of this incentive is intended to significantly improve restaurant profitability in the initial years of operations, thus improving overall unit economics, strengthening the business case for new store development. We also introduced a new marketing strategy, lowering total advertising fees paid by franchisees while improving efficiency and return on ad spend. See “Recent Business Matters” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Segment Overview
Papa John’s has four defined reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries (Quality Control Centers), and International.
Domestic Company-owned Restaurants
The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, and side items, including breadsticks, Papa Bites, cheesesticks, boneless chicken wings and bone-in chicken wings, dessert items and canned or bottled beverages. Of the total 3,433 North American restaurants open as of December 31, 2023, 531 units, or approximately 15%, were Company-owned. In 2023, the 512 Domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.4 million.
Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire Papa John’s system.
North America franchising
The North America franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. Our North American franchised restaurants, which included 2,519 restaurants in the full year’s comparable base for 2023, generated average annual unit sales of $1.2 million. These sales, while not included in the Company’s revenues, contribute to our royalty revenues, franchisee marketing fund contributions, and commissary revenue.

North America commissary
The North America commissary segment comprises 11 full-service regional dough production and distribution centers (Quality Control Centers, or “QC Centers”) in the United States, which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies twice weekly to each traditional restaurant served. This system enables us to monitor and control product quality and consistency while lowering food and other costs. We also have one QC Center in Canada, which produces and distributes fresh dough. We evaluate the QC Center system capacity in relation to existing restaurants’ volumes and planned restaurant growth, and facilities are developed or upgraded as operational or economic conditions warrant. To ensure consistent food quality, each Domestic franchisee is required to purchase dough and pizza sauce from our QC Centers and to purchase all other supplies from our QC Centers or other approved suppliers.
International
The International segment is defined as all restaurant operations outside of the United States and Canada. As of December 31, 2023, there were 2,473 International restaurants, comprised of 117 Company-owned restaurants in the UK and 2,356 franchised restaurants. The Company currently operates one International QC Center in the UK. The International segment also consists of distribution sales to Papa John’s restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Other QC Centers outside North America are operated by franchisees pursuant to license agreements or by other third parties.
All others
All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, are referred to as “all others.” These consist of operations that derive revenues from franchise contributions to our marketing funds and the sale, principally to Company-owned and franchised restaurants, of information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms, and printing and promotional items. In the fourth quarter of 2023, the Company sold Preferred Marketing, our previously wholly-owned print and promotions company. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23. Segment Information” of “Notes to Consolidated Financial Statements” for financial information about our segments.
Development
At December 31, 2023, there were 5,906 Papa John’s restaurants operating in 50 countries and territories, as follows:

	Domestic Company Owned	Franchised North America	Total North America	International Company Owned	International Franchised	Total International	System-wide
December 25, 2022 (a)	522	2,854	3,376	—	2,322	2,322	5,698
Opened	5	87	92	—	234	234	326
Closed	(2)	(33)	(35)	—	(83)	(83)	(118)
Sold	—	(10)	(10)	—	(118)	(118)	(128)
Acquired	10	—	10	118	—	118	128
Refranchised	(4)	4	—	(1)	1	—	—
December 31, 2023	531	2,902	3,433	117	2,356	2,473	5,906
Net unit growth/(decline)	9	48	57	117	34	151	208
______________________________
(a)    Restaurant figures as of December 25, 2022 have been revised from previous presentations as eight international units were re-classified as closed locations following a review of temporary restaurant closures.
Our Domestic Company-owned restaurant growth strategy is to continue to open restaurants in existing markets as appropriate, thereby increasing consumer awareness, increasing market share, improving customer service and enabling us to take advantage of operational and marketing scale efficiencies. We have co-developed Domestic markets with some franchisees or divided markets among franchisees and will continue to use market co-development in the future, where appropriate. Our Domestic Company-owned markets are comprised of strong performing restaurants and make them attractive locations either as Company-owned or franchised.
Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular region results in increased average restaurant sales over time. We will establish a development or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Similarly to our Domestic Company-owned restaurant growth strategy, our International strategy has shown to build higher consumer awareness, increased market share, and improved operational efficiencies.
In the second and third quarters of 2023, we acquired 118 formerly-franchised restaurants in the UK as Company-owned restaurants. We recently announced International Transformation initiatives intended to enhance the profitability and cash flow of our UK portfolio and ensure alignment of the region and its performance with our long-term strategy. See “Recent Business Matters” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data, Notes 16. Restructuring and 25. Subsequent Events to the Financial Statements for additional details.
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
North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. A franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Incentives offered from time to time to franchisees may reduce the contractual royalty rate paid.
Substantially all existing franchise agreements have an initial 10-year term with a 10-year renewal option. We have the right to terminate a franchise agreement for a variety of reasons, including a franchisee’s failure to make payments when due or failure to adhere to our operational policies and standards. However, many state franchise laws limit our ability as a franchisor to terminate or refuse to renew a franchise.
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
Our current standard international master franchise and development agreements provide for payment to us of a royalty fee of 5% of sales. For international markets with sub-franchise agreements, the effective sub-franchise royalty received by the Company is generally 3% of sales and the master franchisee generally receives a royalty of 2% of sales. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our Domestic franchise agreement. In certain cases, development agreements may be negotiated at other-than-standard terms for fees and royalties, and we may offer various development and royalty incentives.
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
Franchisee Loans. Selected Domestic and International franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or, in certain international markets, for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 31, 2023, net loans outstanding totaled $17.5 million. See “Note 2. Significant Accounting Policies” of “Notes to Consolidated Financial Statements” for additional information.

Marketing Programs
Our Domestic marketing strategy consists of national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our digital marketing activities have increased significantly over the past several years in response to increasing customer use of online and mobile technology. Local advertising, such as television, radio, print, direct mail, store-to-door flyers, digital, mobile marketing and local social media channels is optional for franchisees.
Domestic Company-owned and franchised Papa John’s restaurants within a defined market may, but are not required to, join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as television, radio, digital and print advertising, and sports sponsorships. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members.
The national marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund. PJMF is a consolidated nonstock corporation, designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. PJMF produces and buys air time for Papa John’s national television commercials and advertises the Company’s products through digital media including banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email. PJMF also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa John’s restaurants are required to contribute a certain minimum percentage of sales to PJMF.
In international markets, our marketing focuses on reaching customers who live or work within a small radius of a Papa John’s restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.
Human Capital
Our team members are critical to our success. As of December 31, 2023, we employed approximately 13,200 persons, of whom approximately 10,600 were team members at Company-owned restaurants, approximately 700 were management personnel at Company-owned restaurants, approximately 700 were corporate personnel and approximately 1,200 were QC Center team members. Our team members are non-unionized, and most restaurant team members work part-time and are paid on an hourly basis.
Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. We estimate the total number of persons in the Papa John’s system, including our team members, franchisees and the team members of franchisees, was approximately 107,000 as of December 31, 2023.
Diversity, Equity and Inclusion
At Papa Johns, we welcome a wide array of voices to our table. A diverse, inclusive environment is essential to attracting the talent that makes Papa Johns the world’s best pizza delivery company. As such, we welcome all entrepreneurial spirits, innovators and pizza lovers. We continue to build a culture that reflects our corporate values of People First and Everyone Belongs and creates a competitive advantage in attracting and retaining talent. Across our restaurants, QC Centers and corporate hubs, Papa Johns team members are valued for their contributions, treated equitably, encouraged to share their feedback and ideas, provided the tools needed to ensure their safety and total wellness and given ample opportunities to grow in their careers. Papa Johns has received several external recognitions for 2023 for its efforts in the area of diversity, equity and inclusion, The Best Employers for Diversity and World’s Best Employers 2023 by Forbes and America’s Greatest Workplaces for Diversity, Women, LGBTQ+ and Job Starters 2023 by Newsweek.
Creating an inclusive and diverse culture that supports and values team members is important to attracting and retaining talented, dedicated employees. We have implemented initiatives to diversify our workforce and leadership pipeline by recruiting, developing and supporting talent who represent our customers and communities, to embed policies and practices that ensure fairness, build trust and hold ourselves accountable, and to instill and reward behaviors across the organization that foster belonging and increase employee engagement, including required unconscious bias training for team members, and annual Diversity, Equity, and Inclusion (“DEI”) training for all team members, grant-making through the Papa John’s Foundation to national and local nonprofit partners for advancing DEI, our annual Week of Service and our eight global inclusion resource groups with leaders engaging across the organization.

Talent Attraction, Retention and Development
Our ability to attract and retain hourly employees in our restaurants has become more challenging, especially as the job market has become more competitive. Our goal to help all Papa John's employees succeed begins with efforts to attract and recruit a wide range of people from different backgrounds, cultures, education experiences, religions and other indicators of diversity because we know a workforce that reflects the diversity of our customers and communities brings more innovative thinking and better ideas and solutions to our business. To meet job candidates where they live, and gain a deeper understanding of their personal, educational and professional goals, we sponsor and attend job fairs, scholarship programs and university and professional organization events and offer our team members hiring and referral bonuses. Our recruiting strategy aims to diversify the candidate pool for all manager level and above positions.
To help our team members succeed in their roles and to ensure consistent operational execution, we offer continuous training and development opportunities, including providing innovative tools and materials for the operational training and development of team members. Operations personnel complete our management training program and ongoing development programs, including multi-unit training, through which instruction is given on all aspects of our systems and operations. In addition, to further support our team members’ development, we established our Dough & Degrees program, which allows our team members to earn a college degree for free or at a reduced tuition in partnership with Purdue University Global and the University of Maryland Global Campus, among others. Employees working at least ten hours per week can obtain their High School Diplomas, learn English as a second language, and earn associate’s, bachelor’s and/or master’s degrees. We also offer a tuition reimbursement program that provides another opportunity for our team members to advance their careers.
Compensation and Benefits
One of our core values is People First. As such, we are committed to providing competitive pay and benefits to attract and retain talent, whether in our Domestic Company-owned restaurants, in our supply chain centers or in our corporate offices. We pay competitive wages to our front line team members in our Domestic Company-owned restaurants.
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
Beyond basic insurance programs, Papa John’s offers wellness services to help team members manage and optimize their health and well-being. These no-cost programs include smoking cessation, diabetes and hypertension management, weight management, and mental health support through Papa John’s employee assistance program for all part-time and full-time team members and their dependents. Papa John’s also makes available the “Papa Cares” program that provides corporate office team members an onsite health clinic that provides a wide range of primary care services for adults, adolescents and children.
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
Industry and Competition
The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality, customer loyalty programs and product innovation. The QSR Pizza category is largely fragmented, and competitors include a few large national chains and many smaller regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services. Some of our competitors have been in existence for substantially longer periods than Papa John’s, have substantially greater resources than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. Competition from delivery aggregators and other food delivery concepts also continues to increase. For more information, see “Item 1A—Risk Factors—Industry and Macroeconomic Risks—Our profitability may suffer as a result of intense competition in the QSR Pizza industry.”
Internationally, the pizza delivery model is not as mature as that of the Domestic market and presents a growth opportunity for Papa John’s. We believe demand from international consumers will continue to increase as the demand for pizza delivery and carryout continues. We continue to execute on our growth strategy and expand throughout the world.
With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel, drivers and hourly team members, and attractive commercial real estate sites suitable for Papa John’s restaurants.
Supply Chain
In the United States, our 11 QC Centers produce dough and distribute substantially all key ingredients, including mozzarella, dough and pizza sauce, and other supplies, including food products, paper products, smallwares and cleaning supplies to Domestic Company-owned restaurants and franchised restaurants to ensure consistent food quality. Each Domestic franchisee is required to purchase pizza sauce and dough from our Domestic QC Centers, and purchases substantially all other food products from our QC Centers. We also have one QC Center in Canada that produces and distributes fresh dough, which provides further support to our North American franchisees. In our International segment, we operate one International QC Center in the UK and other International QC Centers are operated by franchisees pursuant to license agreements or by other third parties. We depend on a sole source for our supply of garlic sauce and we source other key ingredients, including meat products, from a limited number of suppliers. For a discussion of the related risks, see “Item 1A—Risk Factors—Company Risks—Increase in ingredient and other operating costs, including those caused by weather, climate change and food safety, could adversely affect our results of operations,” “—Our dependence on a sole supplier or a limited number of suppliers for some ingredients and other supplies could result in disruptions to our business,” and “—Changes in purchasing practices by our Domestic franchisees, or prolonged disruptions in our QC Center operations, could harm our commissary business.”
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
Environmental Matters
We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environment legislation or regulations on our operations. During 2023, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2024.
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
Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn or recession, including deterioration in the economic conditions in the U.S. or international markets where we or our franchisees operate, or a slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations, including a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition. Poor economic conditions have in the past adversely affected and may in the future affect the ability of our franchisees to pay royalties or amounts owed and could also disrupt our business and adversely affect our results. Higher inflation, and a related increase in costs, including elevated interest rates, as well as currency restrictions and changes in foreign exchange rates, have impacted our franchisees and their ability to pay royalties, open new restaurants or operate existing restaurants profitably. As we navigate this environment, we may need to offer support for certain franchisees in the form of royalty relief, loans or other support, close unprofitable restaurants or markets, and/or consider other alternatives such as acquiring or purchasing franchised restaurants, QC Centers or operations to operate them until they can be refranchised. In addition, adverse macroeconomic conditions, unforeseen geopolitical events, and other business-related changes in circumstances outside of our control have required us to close restaurants in the past and impacted our ability to collect royalties and/or achieve our net unit development targets.
Our business, financial condition and results of operations have been and could continue to be adversely affected by depressed economic and business conditions in the United Kingdom. There are approximately 500 Papa John’s restaurants located in the United Kingdom, and we also operate an International QC Center in the United Kingdom. In addition, the Company’s UK subsidiary also holds the master leases for nearly all of the corporate and franchise restaurant locations, which exposes us to rent liability. During 2022 and 2023, our business in the United Kingdom was subject to adverse macroeconomic conditions, including inflation, elevated interest rates, the energy crisis, slowing economic growth, and volatile exchange rates, which resulted in negative comparable sales and a challenging operating environment for our franchisees. These challenges also impacted the financial condition of our UK franchisees. We expect some of these conditions to continue in 2024. As we navigate this challenging economic environment, we are investing in capabilities to improve our operations and working to re-position the franchise base to further strengthen our business in the United Kingdom by exiting poorly performing franchisees and permanently closing certain restaurants. We also established a Company-owned restaurant portfolio in the United Kingdom in 2023, acquiring 118 Papa Johns restaurants in an effort to re-position the market. These Company-owned restaurants have incurred operating losses as we continue to evaluate current operational capabilities and implement improvements in revenue management capabilities, product and technological innovation and operational efficiencies to improve sales and restaurant-level profitability over the longer term. If our efforts to re-position the franchise base or improve the profitability of our Company-owned restaurants are unsuccessful, we might need to find new operators for certain unprofitable restaurants and/or close unprofitable locations in the future, which would trigger certain lease and/or loan impairments, and could adversely impact the Company’s financial condition and results of operations in the region. In addition, the Company has provided financial support to certain franchisees in the United Kingdom, including in the form of marketing support and loans. This franchisee support may not be sufficient to keep restaurants in the United Kingdom from closing, particularly if current economic conditions worsen, or our franchisees may not be able to repay their loans, pay royalties, and/or make rent payments under sub-leases with us. The Company is unable to predict the duration or the extent of the macroeconomic deterioration in the United Kingdom or the extent to which our corporate and franchised restaurants will be impacted.
We are also subject to ongoing risks and uncertainties associated with the United Kingdom’s withdrawal from the European Union (referred to as “Brexit”), including implications for the free flow of labor and goods in the United Kingdom and the European Union and other financial, legal, tax and trade implications.
We have recently acquired Company-owned restaurants in the United Kingdom, and are subject to increased risks presented by owning and operating restaurants internationally.
We recently acquired formerly-franchised Papa Johns restaurants located in the United Kingdom, and may purchase additional restaurants in the United Kingdom. Previously, all of the Papa Johns restaurants located in our International operations segment were franchised. As a result, the Company is exposed to risks of owning and operating restaurants located in the United Kingdom, including those related to business licensing and administrative challenges, lease liabilities, international economic and political conditions, currency regulations and fluctuations, compliance with international privacy and information security laws and regulations, the ability to adapt to differing cultures or consumer preferences, diverse government regulations and tax systems, the ability to identify, attract and retain experienced management and employee populations, and other legal, financial or regulatory impediments to the development or operation of the restaurants.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine, and other actual and potential conflicts.
The global economy has been negatively impacted by the military conflict in Ukraine. Furthermore, governments in the United States, United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The Company has no company-owned restaurants in Russia or Ukraine and has suspended corporate support for its master franchisee in Russia, which operates and supplies all 188 franchised Papa John’s restaurants there. The Company is unable to predict how long the current environment will last or if it will resume corporate support to impacted franchised restaurants. The Company also has franchise locations in Israel and a significant franchise presence in the Middle East. In connection with the ongoing conflict in Gaza, some of our franchisees in the Middle East have experienced boycotts resulting in decreased development prospects, sales and profitability. The Company is unable to predict how long the current environment will last or the long-term impact to these franchised locations.
In addition, our international business is subject to the risks of other geopolitical tensions and conflicts, including, for example, the ongoing conflicts described above and changes in China-Taiwan and United States-China relations. We have franchised restaurants located in China, South Korea, Israel and the Middle East. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn would adversely impact our business. Likewise, an escalation of the conflict in Gaza could materially adversely affect our operations in Israel, Jordan, Egypt and other countries in the Middle East.
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
Our International restaurants’ results, which are almost completely franchised, depend heavily on the operating capabilities and financial strength of our franchisees. Any changes in the ability of our franchisees to run their restaurants profitably in accordance with our operating standards, or to effectively sub-franchise restaurants, could result in brand damage, a higher number of restaurant closures and a reduction in the number of new restaurant openings (which could cause us to miss our net unit development targets).
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
We remain subject to risks related to epidemic and pandemic outbreaks, such as the global COVID-19 pandemic, which has had, and may continue to have, adverse impacts on economic and market conditions and our business. COVID-19 created significant volatility, uncertainty and economic disruption in the regions in which we operate. Certain parts of our operations may continue to be impacted by the continuing effects of COVID-19, including resurgences and variants of the virus. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. To the extent that COVID-19 continues to adversely affect the U.S. and global economy, our business, financial conditions or results of operations, it may also heighten other risks described in this section.
The potential adverse effects of potential epidemics or outbreaks could also include, but may not be limited to, our ability to meet consumer demand through the continued availability of our workforce and our franchisees’ workforce; other changes in labor markets affecting us, our franchisees and suppliers, supply chain disruptions and increases in operating costs; adverse impacts from new laws and regulations affecting our business, increased cyber risks and reliance on technology infrastructure to support our business and operations, including through remote-work protocols, fluctuations in foreign currency markets, credit risks of our customers and counterparties, and impairment of long-lived assets, the carrying value of goodwill or other indefinite-lived intangible assets.
Our profitability may suffer as a result of intense competition in the QSR industry.
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
In addition to competition with our larger competitors, we face competition from local quick service pizza delivery restaurants and new competitors such as fast casual pizza concepts. We also face competitive pressures from an array of food delivery concepts and aggregators delivering for quick service or dine in restaurants, using new delivery technologies or delivering for competitors who previously did not have delivery capabilities, some of which may have more effective marketing or delivery service capabilities. The emergence or growth of these competitors, in the pizza category or in the food service industry generally, may make it difficult for us to maintain or increase our market share and could negatively impact our sales, profit margins, royalties, and our system-wide restaurant operations. We also face increasing competition from other home delivery services and grocery stores that offer an increasing variety of prepped or prepared meals in response to consumer demand. In addition, if our competitors respond more effectively to changes in consumer preferences or increase their market share, it could have a negative effect on our business. As a result, our sales can be directly and negatively impacted by actions of our competitors, the emergence or growth of new competitors, consumer sentiment or other factors outside our control.
We compete within the food service market and the QSR pizza market not only for customers, but also for management and hourly employees, including restaurant team members, drivers and qualified franchisees, as well as suitable real estate sites.
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
Changes in consumer preferences and trends could negatively affect us (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are or are perceived as healthier, lower-calorie, amenable to certain diets or lower in carbohydrates or otherwise based on their ingredients or nutritional content) or reduced consumption of pizza as a result of new weight loss drugs, such as GLP inhibitors and others. Preferences for a dining experience such as fast casual pizza concepts could also adversely affect our restaurant business and reduce the effectiveness of our marketing and technology initiatives. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, customer sentiment and employment levels. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could adversely affect our operating results.
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
We rely on our Domestic and International suppliers, as do our franchisees, to provide quality ingredients and to comply with applicable laws and industry standards. A failure of one of our Domestic or International suppliers to meet our quality standards, or comply with Domestic or International food industry standards, could result in a disruption in our supply chain and negatively impact our brand and our results.
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
Consumer perceptions of our brand are affected by a variety of factors, such as the nutritional content and preparation of our food, the quality of the ingredients we use, our marketing and advertising, our corporate culture, our policies and systems related to DEI, our business practices, our engagement in local communities and the manner in which we source the commodities we use.
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
Social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications allow individuals access to a broad audience of consumers and other persons. The popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination, and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, whether or not accurate. The dissemination of proprietary Company or negative information, whether or not accurate, by customers, employees, social media influencers, and others via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy.
In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively could negatively impact brand value and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.
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
In addition, we could be criticized for the scope or nature of our ESG initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards, are incomplete or inaccurate, or certain groups or customers disagree with our ESG initiatives or goals, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, brand, appeal to investors, employee retention, business, financial performance and growth could be adversely affected.
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
We are exposed to fluctuations in prices of commodities and ingredients. An increase in the cost or sustained high levels of the cost of cheese or other commodities and ingredients could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. We have recently experienced significant inflation in commodities prices, including food ingredients, which has significantly increased our operating expenses. Cheese, representing our largest food cost, and other commodities and ingredients can be subject to significant cost fluctuations due to inflation, weather, availability, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Many of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures we face.
Changes in privacy or data protection laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct marketing techniques, including email, text messages, push notifications, social media and postal mailings. Any future restrictions in federal, state or foreign laws regarding marketing and solicitation or Domestic or International data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages, social media and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues.

Higher labor costs, increased competition for qualified team members and ensuring adequate staffing in our restaurants and QC Centers increase the cost of doing business. Additionally, changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.
Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our restaurants in an intensely competitive environment. We and our franchisees have experienced, and could continue to experience, a shortage of labor for restaurant positions due to job market trends and conditions, which shortage has increased our and our franchisees’ labor expenses and could decrease the pool of available qualified talent for key functions. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants have had, and may in the future have, a negative impact on our Company-owned restaurant margins and the margins of franchised restaurants. Competition for qualified drivers for both our restaurants and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.
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
A significant number of hourly personnel are paid at rates at or above the federal and state minimum wage requirements. Accordingly, the enactment of additional state or local minimum wage increases above federal wage rates or regulations related to exempt employees has increased and could continue to increase labor costs for our Domestic system-wide operations. A significant increase in federal or state minimum wage requirement could adversely impact our financial condition and results of operations, and the viability of our franchisees restaurants in certain markets.
Additionally, while we do not currently have a unionized workforce, certain employees of other companies in our industry have recently become unionized. If a significant portion of our corporate or franchisee’s workforce were to become unionized, labor costs could increase and our business could be negatively affected by union requirements that increase costs, disrupt business, reduce flexibility and affect the employer-employee relationship. Further, corporate or franchisees’ response to any union organizing efforts could negatively impact how our brand is perceived. We are also subject to potential joint-employer liability for issues that may occur with our franchise operations.
Our business depends on the proper allocation of our human capital and our ability to attract and retain talented management and other key employees.
There can be no assurance that our allocation of our human capital will effectively meet the needs of our business and brands. Further, our business is based on our and our franchisees’ ability to successfully attract and retain talented employees. Competition for restaurant employees has increased as more companies compete for these employees as aggregator adoption and usage continues to increase requiring more labor. The market for highly skilled employees and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain management and other key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. The departure of a key executive or employee and/or the failure to ensure an effective transfer of knowledge and a smooth transition upon such departure may be disruptive to the business and could hinder our strategic planning and execution.
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
We cannot predict the impact that new or improved technologies, alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer or employee behavior facilitated by these technologies and alternative methods of delivery will have on our business.
Advances in technologies such as artificial intelligence or alternative methods of delivery, including advances in digital ordering technology and autonomous vehicle delivery, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position.
There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. Alternative methods of delivery may also impact the potential labor pool from which we recruit our delivery drivers and could reduce the available supply of labor.
Company Risks
Our reorganization activities may increase our expenses, may not be successful, and may adversely impact employee hiring and retention.
We have incurred and expect to continue to incur certain non-recurring corporate reorganization costs, including the ongoing restructuring of our international business, and these expenses have impacted and could adversely impact our results of operations during the relevant period, reduce our cash position and/or result in an impairment risk related to these assets. Additionally, if we do not realize the anticipated benefits from these measures, or if we incur costs greater than anticipated, our financial condition and operating results may be adversely affected.
As a result of any corporate reorganization, we could face turnover in our corporate offices and international support teams that could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams. These or other similar risks, may adversely affect our business, results of operations and financial condition.
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
Our growth strategy depends on our and our franchisees’ ability to open new restaurants and to operate them on a profitable basis. We expect substantially all of our International unit growth and much of our Domestic unit growth to be franchised units. Accordingly, our profitability increasingly depends upon royalty revenues from franchisees. If our franchisees are not able to operate their businesses successfully under our franchised business model, our results could suffer. Additionally, we may fail to attract new qualified franchisees or existing franchisees may close underperforming locations. Planned growth targets and the ability to operate new and existing restaurants profitably are affected by economic, regulatory and competitive conditions and consumer buying habits. A decrease in sales, or increased commodity or operating costs, including, but not limited to, employee compensation and benefits or insurance costs, could slow the rate of new restaurant openings or increase the number of restaurant closings. Our business is susceptible to adverse changes in local, national and global economic conditions, which could make it difficult for us to meet our growth targets. Additionally, we or our franchisees may face challenges securing financing, or securing financing on favorable terms, finding suitable restaurant locations at acceptable terms or securing required Domestic or foreign government permits and approvals. Declines in comparable sales, net restaurant openings and related operating profits can impact our stock price. If we do not continue to grow future sales and operating results and meet our related growth targets or external expectations for net restaurant openings or our other strategic objectives in the future, our stock price could decline.
Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations, upgrade systems and enhance technology, or construct and open new restaurants. From time to time, the Company may provide financing to certain franchisees and prospective franchisees in order to mitigate restaurant closings, allow new units to open, or complete required upgrades. If we are unable or unwilling to provide such financing, which is a function of, among other things, prevailing interest rates and a franchisee’s creditworthiness, the number of new restaurant openings may be lower or the rate of closures may be higher than expected and our results of operations may be adversely impacted. The elevated interest rate environment has increased the cost of this financing to franchisees, which may make the financing less appealing to franchisees and increase the risk of defaults. To the extent we provide financing to franchisees, our results could be negatively impacted by negative performance of these franchisee loans, including franchisees defaulting on payment terms or being unable to repay loans.
Our dependence on a sole supplier or a limited number of suppliers for some ingredients and other supplies could result in disruptions to our business.
Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on Leprino Foods Dairy Products Company (“Leprino”) as our sole supplier for mozzarella cheese, one of our key ingredients. Leprino, one of the major pizza category suppliers of cheese in the United States, currently supplies all of our mozzarella cheese domestically and substantially all of our mozzarella cheese internationally. We also depend on a sole source for our supply of garlic sauce, which constitutes a small percentage of our purchased food items. While we have no other sole sources of supply for key ingredients or menu items, we do source other key ingredients from a limited number of suppliers. While we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. We may be subject to interruptions in supply or shortages of these items due to factors beyond our control or issues with our suppliers from time to time. Alternative sources of mozzarella cheese and other key ingredients or menu items may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.
Increase in ingredient and other operating costs, including those caused by weather, climate change and food safety, could adversely affect our results of operations.
Our Company-owned and franchised restaurants could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers. Prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, public health crises, crop disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of ingredients critical to our restaurant operations and have a significant impact on results. Increasing weather volatility or other long-term changes in global weather patterns, including related to global climate change, could have a significant impact on the price or availability of some of our ingredients, energy and other materials throughout our supply chain. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.
We rely on third parties for certain business processes and services, and failure or inability of such third-party vendors to perform subjects us to risks, including business disruption and increased costs.
We depend on the performance of suppliers, aggregators and other third parties in our business operations. Third-party business processes we utilize include information technology, gift card authorization and processing, other payment processing, benefits, and other accounting and business services. We conduct third-party due diligence and seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against cybersecurity incidents. However, the failure of our suppliers to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business, financial condition, and operating results.
Changes in purchasing practices by our Domestic franchisees, or prolonged disruptions in our QC Center operations, could harm our commissary business.
Although our Domestic franchisees currently purchase substantially all food products from our QC Centers, the only required QC Center purchases by franchisees are pizza sauce, dough and other items we may designate as proprietary or integral to our system. Any changes in purchasing practices by Domestic franchisees, such as seeking alternative approved suppliers of ingredients or other food products, could adversely affect the financial results of our QC Centers and the Company. In addition, any prolonged disruption in the operations of any of our QC facilities, whether due to technical, systems, operational or labor difficulties, destruction or damage to the facility, real estate issues, limited capacity or other reasons, could adversely affect our business and operating results. As a result of our increasing the domestic supply chain operating margin, we could experience a decline in our domestic supply chain sales or our franchisees may choose to source non-core products from other suppliers, which would impact the profitability of our QC Centers.
Our current insurance may not be adequate and we may experience claims in excess of our reserves.
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, cyber insurance, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range up to $0.5 million with even higher retention limits for certain types of coverage. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced claims volatility and high costs for our insurance programs. We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted. Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.
Risks Related to our Indebtedness
We have incurred substantial debt obligations, which could adversely affect our financial condition, and we may incur more indebtedness, including secured debt, and take other actions that could further exacerbate the risks associated with our substantial indebtedness or affect our ability to satisfy our obligations under our indebtedness.
Our outstanding debt as of December 31, 2023 was $764.0 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes due 2029 (the “Notes”) and $364.0 million under our revolving credit facility (the “PJI Revolving Facility”) that forms part of our amended and restated credit agreement (the “Credit Agreement”). We had approximately $236.0 million of remaining availability under the PJI Revolving Facility as of December 31, 2023.
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
•expose us to the risk of increased interest rates as borrowings under our Credit Agreement will be subject to variable rates of interest;
•increase our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds.
We expect to fund our expenses and to pay the principal of and interest on our indebtedness from cash flow from operations. Our ability to fund our expenses and to pay principal of and interest on our indebtedness when due thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors.
In addition, subject to restrictions in the agreements governing our existing and any future indebtedness, we may incur additional indebtedness in the future, resulting in higher leverage. The Indenture and the Credit Agreement allow us to incur additional indebtedness, including secured debt. Such additional indebtedness may be substantial. Our ability to recapitalize, incur additional debt and take a number of other actions that are not prohibited by the Indenture or the Credit Agreement could have the effect of exacerbating the risks associated with our substantial indebtedness or diminishing our ability to make payments on our substantial indebtedness when due, which would reduce the availability of cash flow to fund acquisitions, working capital, capital expenditures, other growth opportunities and other general corporate purposes. In addition, increasing or elevated prevailing interest rates will increase the costs of our indebtedness if we incur additional indebtedness or refinance our existing indebtedness at higher rates.
The agreements governing our debt, including the Indenture governing our Notes and the Credit Agreement, contain various covenants that impose restrictions on us.
The Indenture and the Credit Agreement impose operating and financial restrictions on our activities. In particular, such agreements limit or prohibit our ability to, among other things:
•incur additional indebtedness;
•make certain investments;
•sell assets, including capital stock of certain subsidiaries;
•declare or pay dividends, repurchase or redeem stock or make other distributions to stockholders;
•consolidate, merge, liquidate or dissolve;
•enter into transactions with our affiliates; and
•incur liens.
In addition, our Credit Agreement requires us to maintain compliance with specified leverage ratios under certain circumstances. Our ability to comply with these provisions may be affected by our business performance or events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business activities and plans.
These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.
Furthermore, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default or cross-acceleration provisions, and could increase the costs or availability of credit for us. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

We are exposed to variable interest rates under our Credit Agreement, and increases in interest rates would also increase our debt service costs and could have a material negative impact our profitability.
We are exposed to variable interest rates under the Credit Agreement. We have entered into interest rate swaps that fix a portion of our variable interest rate risk. However, by using a derivative instrument to hedge exposures to changes in interest rates, we also expose ourselves to credit risk. Credit risk is due to the possible failure of the counterparty to perform under the terms of the derivative contract.
General Risks
Natural disasters, hostilities, social unrest, severe weather and other catastrophic events may disrupt our operations or supply chain.
The occurrence of a natural disaster, hostilities, cyber-attack, social unrest, terrorist activity, outbreak of an epidemic, a pandemic or other widespread health crisis, power outages, severe weather (such as tornados, hurricanes, blizzards, ice storms, floods, heat waves, etc.) or other catastrophic events may disrupt our operations or supply chain and result in the closure of our restaurants (Company-owned or franchised), our corporate offices, any of our QC Centers or the facilities of our suppliers, and can adversely affect consumer spending, consumer confidence levels and supply availability and costs, any of which could materially adversely affect our results of operations.
Climate change may have an adverse impact on our business.
We operate in 50 countries globally and recognize that there are inherent climate-related risks wherever business is conducted. For example, as we noted above, the supply and price of our food ingredients can be affected by multiple factors, such as weather and water supply quality and availability, which factors may be caused by or exacerbated by climate change. While we believe our geographic diversity is likely to lessen the impact of individual climate-change related events on our financial results, our restaurants and operations may nonetheless be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires, floods and droughts. Such events have the potential to disrupt our and our franchisees’ operations, cause restaurant closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.
Increasingly complex laws and regulations could adversely affect our business.
We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Our failure, or the failure of any of our franchisees, to comply with applicable U.S. and international labor, health care, food, health and safety, consumer protection, franchise, anti-bribery and corruption, competition, environmental, and other laws may result in civil and criminal liability, damages, fines and penalties. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of food matters, online advertising, product marketing claims, mandatory fees, and increased litigation and enforcement actions may increase compliance and legal costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business. For example, some state and local governments have implemented laws and ordinances that restrict the sale of certain food and drink products, the type of packaging and utensils that may be used, or the manner in which mandatory fees are disclosed to consumers.
Compliance with new or additional Domestic and International government data protection laws or regulations, including but not limited to the European Union General Data Protection Regulation (“EU GDPR”), the UK GDPR and DPA 2018, as amended, the Canada Personal Information Protection and Electronic Documents Act (“PIPEDA”), the California Consumer Privacy Act (“CCPA”), The California Privacy Rights Act (“CPRA”), the Colorado Privacy Act (“CPA”), the Connecticut Data Privacy Act (“CTDPA”), the Utah Consumer Privacy Act (“UCPA”), the Virginia Consumer Data Protection Act (“VCDPA”), and several other data privacy and biometric laws passed or enacted by U.S. states, which could increase costs for compliance. If we fail to comply with these laws or regulations, it could damage our brand and subject the Company to reputational damage, significant litigation, monetary damages, regulatory enforcement actions or fines in various jurisdictions. For example, a failure to comply with the EU GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.
There also has been increased stakeholder focus, including by US and foreign governmental authorities, investors, media and non-governmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs and those of our franchisees, and necessitate future investments in facilities and equipment. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us and our franchisees to market, operational, execution and reputational costs or risks. These initiatives or goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of any disclosure.
In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations such as the SEC and the Nasdaq Stock Market LLC, a variety of third-party organizations and institutional investors evaluate the stance and performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Further, statements about our ESG-related initiatives and goals, including any changes to such initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
Disruptions to our critical business or information technology systems could harm our ability to compete and conduct our business.
Our critical business and information technology systems have in the past and could in the future be damaged or interrupted by power loss, various technological failures, user errors, cyber-attacks, ransomware sabotage or acts of God. In particular, the Company and our franchisees have experienced occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed and security, our customers may be less inclined to use our digital ordering solutions.
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
We are subject to a number of privacy and data protection laws and regulations. We collect and retain large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing information security threats, particularly persistent cybersecurity threats, pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data and the availability and integrity of our critical business functions. This could include the theft of our intellectual property, trade secrets or sensitive financial information. As techniques used in cyber-attacks evolve, including but not limited to the potential use of artificial intelligence in such attacks, we may not be able to timely detect threats or anticipate and implement adequate security measures. The integrity and protection of the customer, employee, franchisee and Company data are critical to us. Our information technology systems and databases, and those provided by our third-party vendors, including international vendors, have been and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, phishing and denial of service and other malicious cyber-attacks. We have instituted controls, including cybersecurity governance controls that are intended to protect our information systems, our point-of-sale systems, our information technology systems and networks, we adhere to payment card industry data security standards and we limit third party access for vendors that require access to our restaurant networks. However, we cannot control or prevent every cybersecurity risk. The failure to prevent fraud or security incidents or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such an incident could also result in litigation, regulatory actions or investigations, penalties, and other significant costs to us and have a material adverse effect on our financial results. These costs could be significant and well in excess of, or not covered by, our cyber insurance coverage. Significant costs could be required to investigate security incidents, remedy cybersecurity problems, recover lost data, prevent future incidents and adapt systems and practices to react to the changing cyber environment. These include costs associated with notifying affected individuals and other agencies, additional security technologies, training, personnel, and experts. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred, including by interfering with the pursuit of other important business strategies and initiatives, and may not meaningfully limit the success of future attempts to breach our information technology systems. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party vendors can also adversely impact our brand and reputation and materially impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and compromise information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time.
We have been and will continue to be subject to various types of investigations and litigation, including collective and class action litigation, which could subject us to significant damages or other remedies.
We are subject to the risk of investigations and litigation from various parties, including vendors, customers, franchisees, state and federal agencies, stockholders and employees. From time to time, we are involved in a number of lawsuits, claims, investigations, and proceedings consisting of securities, antitrust, intellectual property, employment, consumer, data privacy, personal injury, corporate governance, commercial and other matters arising in the ordinary course of business.
We have been subject to claims in cases containing collective and class action allegations. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss and defense costs relating to such lawsuits may not be accurately estimated. Litigation trends involving personal injury, employment law, intellectual property, data privacy, and the relationship between franchisors and franchisees may increase our cost of doing business. We evaluate all of the claims and proceedings involving us to assess the expected outcome, and where possible, we estimate the amount of potential losses to us. In many cases, particularly collective and class action cases, we may not be able to estimate the amount of potential losses and/or our estimates may prove to be insufficient. These assessments are made by management based on the information available at the time made and require the use of a significant amount of judgment, and actual outcomes or losses may materially differ. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact results of operations. Further, we may not be able to obtain adequate insurance to protect us from these types of litigation matters or extraordinary business losses.
We may be subject to harassment or discrimination claims and legal proceedings. Our Code of Ethics and Business Conduct policies prohibit harassment and discrimination in the workplace, in any form. To monitor and enforce these policies, we have ongoing programs for workplace training and compliance, and we investigate and take disciplinary action with respect to alleged violations. Nevertheless, actions by our team members could violate those policies. Franchisees and suppliers are also required to comply with all applicable laws and govern themselves with integrity. Any violations (or perceived violations) by our franchisees or suppliers could have a negative impact on consumer perceptions of us and our business and create reputational or other harm to the Company.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Papa Johns’ cybersecurity program includes a defense-in-depth model that utilizes a variety of techniques and tools for protecting against, detecting, responding to and recovering from cybersecurity incidents. Our cybersecurity program is designed to prioritize detection, analysis and response to known and anticipated cyber threats, effective management of cyber risks, and resilience against cybersecurity incidents. Our program leverages industry frameworks, including the Payment Card Industry Standards (PCI) and the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).
Cybersecurity Governance
At Papa Johns, the Company’s cybersecurity strategy and risk management is overseen by the Board of the Directors (the “Board”) through its Audit Committee and implemented and managed by the Company’s Cyber Oversight Group, a cross-functional team of senior management.
Board Governance
The Audit Committee and the Board consider cybersecurity part of the Company’s overall enterprise risk management (“ERM”) function, which the Audit Committee oversees. The Audit Committee and the Board consider cybersecurity as part of the Company’s business strategy, financial planning, and capital allocation.
The Audit Committee oversees our information security program, which includes oversight of our cybersecurity program and cybersecurity risks. As part of its oversight responsibility, and pursuant to its charter, the Audit Committee reviews with management and reports to the full Board with respect to significant information security matters and risks and management’s actions to monitor and address identified issues. The Internal Audit team meets monthly with the VP, Information Security and Compliance officer along with key IT leadership to discuss open cyber or data security risks. This effort is to ensure items of risk are addressed and resolved in a timely manner. The Audit Committee receives updates from the Company’s Chief Insights and Technology Officer (“CITO”), VP, Information Security and Compliance, and/or members of our executive leadership team. Management also reports to the full Board at least annually regarding a comprehensive overview and status of the Company’s information security program. The Audit Committee is also apprised of cybersecurity incidents consistent with the provisions of our cybersecurity incident response plan (“IRP”) pertaining to escalation of more significant incidents.
Management Governance
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Cyber Oversight Group, led by our CITO and VP, Information Security and Compliance. Our CITO leverages his decades of experience as an IT professional with significant expertise in enterprise architecture, engineering, analytics and digital technology. In addition, our VP, Information Security and Compliance has over 20 years of experience as a Chief Information Security Officer in multiple industries and has received Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC) certifications. Our CITO and VP, Information Security and Compliance are responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, and response to cybersecurity threats and incidents and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats.
Members of our Cyber Oversight Group also include our Chief Executive Officer, Chief Legal and Risk Officer, Senior Director of Internal Audit and technology and data privacy in-house counsel. The Cyber Oversight Group is also tasked with reporting to the Audit Committee on cybersecurity risk management strategies, as well as any significant cybersecurity incidents that may occur. In addition, the Cyber Oversight Group meets at least four times per year, or with greater frequency as necessary, to, without limitation:
•review with management the Company’s cybersecurity threat landscape, risks, and data security programs, and the Company’s management and mitigation of cybersecurity risks and incidents;
•review with management the Company’s compliance with applicable information security and data protection laws and industry standards;
•discuss with management the Company’s cybersecurity, technology and information systems policies as to risk assessment and risk management, including the guidelines and policies established by the Company to assess, monitor, and mitigate the Company’s significant cybersecurity, technology and information systems related risk exposures; and
•review and provide oversight on the Company’s crisis preparedness with respect to cybersecurity, technology and information systems, including cybersecurity incident response preparedness, communication plans, and disaster recovery capabilities.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Our Cyber Oversight Group utilizes the IRP to: (1) prepare for and protect against cybersecurity incidents; (2) identify and analyze cybersecurity incidents; and (3) contain, eradicate, and help ensure appropriate reporting of cybersecurity events. In the event of a cybersecurity incident, the IRP provides a framework to coordinate the response. The IRP also addresses escalation protocols to senior management responsibility with respect to disclosure determinations related to a cybersecurity incident and provides for Audit Committee and Board briefings as appropriate. We also manage threats to our systems originating or associated with third party service providers by integrating cybersecurity requirements and other provisions into various contracts. Vulnerabilities and risks identified for our third-party vendors are handled through ongoing scanning and reviews.
We employ a variety of measures to prepare for and protect against, detect, and contain and eradicate cybersecurity incidents and threats. The preparatory and protective measures we have in place include, without limitation, password protection, multi-factor authentication, internal and external penetration testing, cybersecurity assessments, industry benchmarking, and annual cybersecurity awareness trainings for our employees as well as social engineering awareness simulations. To detect and analyze cybersecurity incidents, our cybersecurity program uses automated event-detection technology monitored by our cyber defense team, notifications from employees, vendors or service providers, and other tools. Once a potential cybersecurity incident is detected, our IRP sets forth the process we follow to investigate the potential incident and contain it. After the cybersecurity incident is contained, our focus shifts to remediation, eradication, and recovery, with such efforts dependent upon on the nature of the cybersecurity incident. We have relationships with a number of well-established third-party service providers to assist with cybersecurity incident response, containment and remediation efforts. We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity incidents that impact our own systems, networks, and technology. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”
Cybersecurity Risks
We are currently not aware of any material cybersecurity incidents or threats that have impacted the Company or our business, financial condition, results of operations, employees or customers in the past three years. However, we and our customers routinely face risks of cybersecurity incidents, wholly or partially beyond our control, as we rely heavily on our information technology systems, including digital ordering solutions through which more than 85% of our domestic sales originate. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential internal and customer information that resides on or is transmitted through them, are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third party providers, will prevent breakdowns or incidents affecting our or our third party providers’ databases or systems that could adversely affect our business. For a discussion of these risks, see “Item 1A—Risk Factors—Information Technology and Cybersecurity Risks—Disruptions of our critical business or information technology systems could harm our ability to compete and conduct our business” and “—Failure to maintain the integrity of internal or customer data could result in damage to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.”

Item 2. Properties
As of December 31, 2023, there were 5,906 Papa John’s restaurants worldwide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “Domestic” as the contiguous United States.

North America Restaurants:

	Company (a)	Franchised	Total
Alabama	3	89	92
Alaska	—	10	10
Arizona	—	67	67
Arkansas	—	28	28
California	—	165	165
Colorado	—	48	48
Connecticut	—	5	5
Delaware	—	17	17
District of Columbia	—	9	9
Florida	41	260	301
Georgia	91	104	195
Hawaii	—	19	19
Idaho	—	13	13
Illinois	8	73	81
Indiana	46	95	141
Iowa	—	25	25
Kansas	16	21	37
Kentucky	37	68	105
Louisiana	—	59	59
Maine	—	4	4
Maryland	59	42	101
Massachusetts	—	7	7
Michigan	—	31	31
Minnesota	—	37	37
Mississippi	—	33	33
Missouri	41	27	68
Montana	—	9	9
Nebraska	—	13	13
Nevada	—	24	24
New Hampshire	—	3	3
New Jersey	—	57	57
New Mexico	—	17	17
New York	—	86	86
North Carolina	104	81	185
North Dakota	—	10	10
Ohio	—	165	165
Oklahoma	—	36	36
Oregon	—	14	14
Pennsylvania	—	88	88
Rhode Island	—	2	2
South Carolina	9	77	86
South Dakota	—	11	11
Tennessee	39	79	118
Texas	—	310	310
Utah	—	32	32
Virginia	26	119	145
Washington	—	49	49
West Virginia	—	24	24
Wisconsin	11	17	28
Wyoming	—	10	10
Total U.S. Papa John’s Restaurants	531	2,689	3,220
Canada	—	213	213
Total North America Papa John’s Restaurants	531	2,902	3,433
______________________________
(a)    Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 98 such restaurants at December 31, 2023 (59 in Maryland, 26 in Virginia, and 13 in Georgia).

International Restaurants:

	Company	Franchised	Total
Azerbaijan	—	15	15
Bahrain	—	23	23
Bolivia	—	5	5
Cambodia	—	7	7
Chile	—	154	154
China	—	317	317
Colombia	—	60	60
Costa Rica	—	56	56
Cyprus	—	10	10
Dominican Republic	—	21	21
Ecuador	—	31	31
Egypt	—	78	78
El Salvador	—	41	41
Germany	—	14	14
Guam	—	2	2
Guatemala	—	35	35
Honduras	—	15	15
Iraq	—	1	1
Ireland	—	80	80
Israel	—	29	29
Jordan	—	7	7
Kazakhstan	—	11	11
Kenya	—	1	1
Kuwait	—	35	35
Kyrgyzstan	—	3	3
Mexico	—	50	50
Morocco	—	7	7
Netherlands	—	17	17
Nicaragua	—	4	4
Oman	—	28	28
Pakistan	—	28	28
Panama	—	34	34
Peru	—	60	60
Philippines	—	15	15
Poland	—	11	11
Portugal	—	3	3
Puerto Rico	—	26	26
Qatar	—	55	55
Saudi Arabia	—	24	24
South Korea	—	254	254
Spain	—	90	90
Trinidad	—	9	9
Tunisia	—	14	14
Turkey	—	55	55
United Arab Emirates	—	92	92
United Kingdom	117	407	524
Uzbekistan	—	3	3
Venezuela	—	19	19
Total International Papa John’s Restaurants	117	2,356	2,473
Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most Domestic restaurant leases is five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are also contingently liable for payment of approximately 48 Domestic leases.
Our corporate office in Atlanta, Georgia, is located in a leased space. Nine of our 12 North America QC Centers are located in leased spaces, with the remaining three QC Centers located in buildings we own. Our corporate office located in Louisville, Kentucky is in a building owned by us. We also maintain a Company-owned office and a full-service QC Center outside of London, UK, where our International operations are managed. As of the fourth quarter of 2023, we leased the building of our previously-owned printing operations located in Louisville to a third-party. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information.
At December 31, 2023, we leased and subleased approximately 322 Papa John’s restaurant sites to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. See “Note 3. Leases” of “Notes to Consolidated Financial Statements” for additional information.
Item 3. Legal Proceedings
The information contained in “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” is incorporated by reference herein.
Item 4. Mine Safety Disclosures
None.

Information About Our Executive Officers
Set forth below are the current executive officers of Papa John’s:

Name	Age[1]	Position	First Elected Executive Officer
Robert M. Lynch	47	President and Chief Executive Officer	2019
Ravi Thanawala	39	Chief Financial Officer	2023
Amanda Clark[2]	44	Chief International Officer	2020
Caroline M. Oyler	58	Chief Legal and Risk Officer and Corporate Secretary	2018
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
Ravi Thanawala was appointed Chief Financial Officer in July 2023. He joined Papa Johns from Nike, Inc., where he most recently served as Chief Financial Officer of Nike North America. During his seven years at Nike, Inc., Mr. Thanawala also served as the Global VP and CFO of the Converse brand, which included working within a franchise model that comprised most of the brand’s international business. In addition, he was the Global VP of Retail Excellence, overseeing the brand’s performance across its business channels of franchises, licenses, direct to consumer and wholesale during a time of digital transformation for the business. Prior to Nike, Inc., Mr. Thanawala spent eight years at ANN INC. with progressively increasing responsibilities in finance and operations. He served in the finance leadership role for LOFT; led ANN INC’s Asia operations, global logistics and international trade based in Hong Kong; and eventually became CFO of the ANN INC. business, a subsidiary of Ascena Retail Group, Inc.
Amanda Clark was appointed Chief Operating Officer, International in September 2023 after previously serving as Chief International and Development Officer since May 2022 and Chief Development Officer since joining Papa Johns in February 2020. Ms. Clark joined Papa Johns from Taco Bell where she served as Executive Vice President of Restaurant Experience from February 2019 to February 2020. She also served as Senior Vice President, North America Development from May 2017 to February 2019. In addition, Ms. Clark served as general manager for Taco Bell Canada. Prior to joining Taco Bell, she worked at Procter and Gamble for nearly 12 years on some of P&G’s biggest brands, such as Olay, Pampers and Oral-B.
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
1 Ages are as of January 1, 2024
2 On January 23, 2024, Amanda Clark notified the Company of her intention to resign from her position with the Company, effective March 1, 2024.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The Nasdaq Global Select Market tier of The Nasdaq Stock Market under the symbol “PZZA.” As of February 22, 2024, there were 1,326 record holders of our common stock. However, there are significantly more beneficial owners of our common stock than there are record holders.
On January 30, 2024, our Board of Directors declared a first quarter 2024 dividend of $0.46 per common share. The dividend was paid on February 23, 2024 to stockholders of record as of the close of business on February 12, 2024.
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
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. In fiscal 2023, approximately 2,523,000 shares with an aggregate cost of $209.6 million and an average price of $83.10 per share were repurchased under our share repurchase program. This includes the repurchase of approximately 2.2 million shares from certain funds affiliated with, or managed by, Starboard Value LP; refer to “Note 6. Stockholders’ Deficit” of “Notes to Consolidated Financial Statements” for additional details. Funding for the share repurchase program was provided through our operating cash flows and cash provided from borrowings under our $600.0 million revolving credit facility (the “PJI Revolving Facility”).
The following table summarizes our repurchase activity by fiscal period during the fourth quarter ended December 31, 2023 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/25/2023 - 10/22/2023	—	$—	—	$90,160
10/23/2023 - 11/19/2023	—	—	—	90,160
11/20/2023 - 12/31/2023	—	—	—	90,160
Total	—	$—	—	$90,160
We did not repurchase any shares subsequent to year-end. Approximately $90.2 million remained available under the Company’s share repurchase program as of February 22, 2024.
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

Stock Performance Graph
The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 30, 2018 and December 31, 2023 to (i) the Nasdaq U.S. Benchmark TR Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on Nasdaq with standard industry classification (SIC) codes 5800-5899 (eating and drinking places). Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of hypothetical investments in the Company’s common stock and in each index was $100 on December 30, 2018, and that all dividends were reinvested on the day of issuance. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative 5-Year Total Shareholder Return
Stock Price Plus Reinvested Dividends

400
300
200
100
0
Dec 30, 2018
Dec 29, 2019
Dec 27, 2020
Dec 26, 2021
Dec 25, 2022
Dec 31, 2023

Papa Johns International, Inc. NASDAQ U.S. Benchmark TR Index NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking
	Dec. 29, 2019	Dec. 27, 2020	Dec. 26, 2021	Dec. 25, 2022	Dec. 31, 2023
Papa John’s International, Inc.	$162.33	$223.01	$341.19	$219.66	$203.98
NASDAQ U.S. Benchmark, TR Index	$132.65	$159.01	$200.62	$162.25	$205.01
NASDAQ Stocks - Eating and Drinking	$133.61	$156.46	$176.01	$156.06	$163.78

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data and the Risk Factors set forth in Item 1A. Risk Factors.
This section of this Annual Report on Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between the years ended December 31, 2023 and December 25, 2022. Discussion of 2021 items and year-to-year comparisons between the years ended December 25, 2022 and December 26, 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2023 fiscal year, which consists of 53 weeks.
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. At December 31, 2023, there were 5,906 Papa John’s restaurants in operation, consisting of 648 Company-owned and 5,258 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, approximately 50% of our North America revenues in each of the last two fiscal years were derived from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the United Kingdom, contributions received by Papa John’s Marketing Fund, Inc. (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.
Recent Business Matters
In 2023, the Company focused on executing strategic priorities and building a foundation for long-term success, while navigating a dynamic macroeconomic environment. Our progress and significant transactions during the year are described below.
Growth Strategy. The Company delivered its eighteenth consecutive quarter of Global system-wide restaurant sales growth, fueled by continued product innovation and expansion both domestically and internationally. We launched the “Back to BETTER” initiative in late 2022, which focused on improving operational execution at the restaurant level in order to drive better financial performance. We have improved out-the-door times and overall customer satisfaction, and focused on increasing orders and optimization. Running BETTER operations is intended to increase customer and employee satisfaction, as well as drive customer loyalty. We are seeing improvement in our restaurant level operating margins, and we experienced a 3.4% increase in comparable sales for Domestic Company-owned restaurants for 2023. Focusing on future growth, we recently announced “Back to BETTER 2.0,” which is comprised of long-term strategic initiatives focused on driving systemwide sales through enhancing North America national marketing investment and effectiveness and accelerating North America development. In addition, we are evolving our Domestic Commissary business to provide cost savings for our franchisees and incremental profit for our business model.
•Product innovation: Our menu and digital innovations are an important part of our long-term strategy to drive new customers and ticket sales. We focus our menu innovations on products that add both value and variety for our customers but do not add complexity to our restaurant operations or to our supply chain. Our menu innovation calendar is expansive, flexible and differentiated and allows us to adjust our offerings depending on what customers want – whether that is extending a Limited-Time-Offer or building upon existing platforms. We believe our digital innovations, like our website, digital app, third-party aggregator partnerships and Papa Call call centers are a differentiator for our customers and provide attractive channels that promote customer retention and help us grow our customer base. In 2023, approximately 85% of our Domestic transactions came through these digital channels.
•Marketing strategy: We are activating a new marketing strategy in 2024. Based on a comprehensive review of our creative and media strategy, we have identified opportunities to improve audience selection, offer differentiated category solutions, improve marketing return on ad spend, sustain loyalty and create cultural buzz.

Correspondingly, our franchisees have voted to increase the contribution rate to PJMF by 20%, or 100 basis points of sales. This change is intended to increase the productivity of franchisees’ marketing contributions by leveraging the scale that national investments deliver. At the same time, we have made local marketing optional for franchisees, resulting in a net decrease in required marketing spend and an opportunity to increase the overall profitability of restaurants.
•Development strategy: Our expanding development pipeline is also a key long-term growth driver as we believe there is significant opportunity to offer our differentiated, premium position to more customers globally and domestically. In 2023, we expanded our global footprint by 3.7%, with 208 net new units comprised of 57 net unit openings in North America and 151 net unit openings in International markets.
To pursue the significant opportunities we have identified in the U.S. and accelerate development in 2024 and beyond, we have designed a new development incentive intended to deliver higher restaurant-level profit margins for new restaurants opened in 2024 through a waiver of PJMF contributions during the first five years of operations. We are also offering a three-year waiver of PJMF contributions for new restaurants opened in 2025. This new incentive is intended to improve profitability for franchisees, add scale in key markets and attract growth-driven franchisees.
We are pleased with the performance of our recently opened restaurants in North America and expect net new unit development for North America to increase by more than 20% in 2024 relative to 2023 net unit openings. From an International perspective, we are approaching 2024 with caution taking into account the ongoing dynamic geopolitical environment. In addition, this year we anticipate an increased number of strategic restaurant closures in certain markets which will likely have an impact on our ability to execute on our net new unit development goals in the near-term. In 2024, we expect gross openings of more than 100 new International restaurants. Additionally, we will evaluate making strategic restaurant closures in markets to improve marketplace health and exit unprofitable restaurants. As such, our anticipated gross openings could be offset by the closure of underperforming Company-owned and franchised restaurants to enhance long-term profitability.
•Domestic commissary growth strategy: To drive profitable growth and overall supply chain productivity that provides cost savings and incremental profit for the system, we are evolving our commissary business. Beginning in 2024, we will increase the fixed operating margin that Domestic QC Centers charge by 100 basis points in each of the next four years, moving from 4% in 2023 to 8% in 2027. In total, this change should equate to approximately 100 basis points of cost at the restaurant level. To mitigate this cost for franchisees, we will offer new opportunities for franchisees to earn annual incentive-based rebates as they increase volume and open new restaurants. Franchisees who increase case-volume purchases at the highest volume growth could realize target market rates lower than the current 4% rate. Additionally, we expect the incremental volume driven by increased marketing and additional development will reduce the shared supply chain costs across the system. Lastly, we will be focused on driving continued productivity throughout the supply chain through improved operations and supplier relationships.
•International strategy: In the fourth quarter of 2023, the Company launched several initiatives as part of the International Transformation Plan described in Note 16. Restructuring of “Notes to Consolidated Financial Statements” to evolve its international business structure, which resulted in charges of $2.2 million in the fourth quarter. These initiatives include the following:
◦Establish International Regional Hubs – To deliver a frictionless, locally-valued offering with a recognizable and consistent customer experience, we are establishing hubs in our key regions – APAC (Asia Pacific), EMEA (Europe, Middle East and Africa), and Latin America. These regional hubs will be led by experienced General Managers and their teams who will partner with franchisees to create a holistic strategy to boost performance in their markets. These teams will align global best practices in operations, marketing and technology with local preferences and needs to accomplish our long-term objective of increasing market share in key markets around the world.
◦Increase Technology Investments – To further our ability to deliver impactful innovations, targeted marketing, and enhanced value in key international markets, we are increasing our investment in consumer-facing technology, digital infrastructure and enhanced reporting. By investing in expanded ordering capabilities through its website and app and leveraging analytics, we expect to improve purchase conversion, increase customer retention and deliver faster consumer insights to franchisees.

◦Optimize UK Business Model – Over the past two years, the Papa Johns restaurants in the UK have experienced declines in sales. As we have navigated a dynamic economic environment and worked towards repositioning the market, we established a Company-owned restaurant portfolio in the UK, acquiring 118 restaurants in the second and third quarters of 2023. These Company-owned restaurants incurred operating losses in 2023. In order to set up our largest international market for long-term success, we will continue to focus on driving profitability and strengthening our franchisee base within the UK. As a result, multiple low-performing franchised restaurants were closed in the fourth quarter of 2023. In February 2024, our Board of Directors approved the planned closure of approximately 50 underperforming Company-owned restaurants in the United Kingdom during the first six months of 2024. As a result of the planned closures, the Company expects to incur restructuring charges of approximately $10.0 million to $15.0 million, which we expect will primarily be comprised of non-cash lease and fixed asset impairment charges and will be recognized during 2024 within our International segment. We are continuing to evaluate our restaurant portfolio in the UK, which may result in additional strategic restaurant closures or divestitures. Future closures would likely result in additional restructuring charges comprised primarily of lease, loan, and fixed asset impairment, though the amounts and nature of future expenses are currently not estimable as specific actions to effect those closures have not yet been determined. The Company currently expects any resulting restructuring costs to be recognized in 2024 and 2025. See Note “16. Restructuring” and Note “25. Subsequent Events” of “Notes to Consolidated Financial Statements for additional details.
Significant 2022 transactions
Refranchising. In 2022, the Company sold its 51 percent controlling interest in a joint venture between Papa Johns and Blue and Silver Ventures, Ltd. (“Blue and Silver Ventures”). Sun Holdings, Inc. (“Sun Holdings”), a leading multi-brand franchisee operator and one of Papa John’s largest Domestic franchise partners, assumed control of the 90 Papa John’s restaurants in Texas that operated under the joint venture. By strategically refranchising its controlling interests in its joint venture with Blue and Silver Ventures to Sun Holdings, the Company provided Sun Holdings substantial scale to support new restaurant openings under its current, 100-restaurant development agreement with the Company. This commitment is in addition to the 90 refranchised restaurants. As a result, the deal is expected to accelerate the Company’s Domestic development, contributing to long-term earnings via high-margin franchise royalty growth. The restaurants were consolidated in the Company’s results through the date of the transaction, and their results are included in the Company’s North America franchise royalties and fees beginning March 29, 2022. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for further information.
Suspension of Franchisee Support in Russia. The Company has no Company-owned restaurants in Russia or Ukraine. At the end of fiscal year 2021, 188 franchised restaurants were located in Russia, all of which were operated and supplied through a master franchisee. As of March 2022, Papa John’s suspended its corporate operations and support for franchised restaurants in Russia, and fully reserved all receivables from the aforementioned master franchisee. The Company recognized $17.4 million in one-time, non-cash charges related to reserves for certain loans and impairments of reacquired franchised rights due to the conflict in Ukraine and subsequent international government actions and sanctions, which were recorded as Refranchising and impairment loss of $2.8 million and General and administrative expenses of $14.6 million. All assets related to the franchised operations in Russia have been fully reserved or impaired, so there are no additional Russia related charges for reserves, write-offs, or impairments of amounts recorded on the Consolidated Balance Sheets.
Presentation of Financial Results
Critical Accounting Policies and Estimates
The results of operations are based on our Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of Consolidated Financial Statements requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements. A number of our significant accounting policies involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. On an ongoing basis, our management evaluates its estimates, including those related to insurance reserves, long-lived assets, the allowance for credit losses on franchisee notes receivable, and income taxes. Actual results may differ from those estimates, and significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in “Note 2. Significant Accounting Policies” of “Notes to Consolidated Financial Statements.”

We believe that our most critical accounting estimates are:
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
As of December 31, 2023, our insurance reserves were $56.8 million compared to $67.3 million at December 25, 2022. Reserves are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Our insurance reserves primarily relate to auto liability and workers’ compensation claims and include the gross up of claims above our retention levels, with a corresponding receivable recorded in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. The insurance reserves represent the mid-point of the range as determined by our actuarial analysis, which considered various actuarial valuation methodologies. The determination of the recorded insurance reserves is highly complex due to the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims.
Property and Equipment, Net and Impairment of Long-Lived Assets
We record property and equipment at its historical cost, which includes all costs necessarily incurred to bring the asset to the condition and location necessary for its intended use. Purchases of property and equipment were $76.6 million in 2023, $78.4 million in 2022, and $68.6 million in 2021. Property and equipment are depreciated on a straight-line basis over their useful lives, which are based on management’s estimates of the period over which the assets provide a benefit to the Company. The useful lives are estimated based on historical experience with similar assets as well as other information regarding condition and utility of the assets. Our asset useful lives are generally five to ten years for restaurant, commissary, and other equipment, twenty to forty years for buildings and improvements, and five years for technology, communication assets, and capitalized software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective lease, including the first renewal period (generally five to ten years). Depreciation expense was $54.3 million in 2023, $45.6 million in 2022 and $43.0 million in 2021.
We evaluate property and equipment and other long-lived assets (primarily right-of-use operating lease assets) for potential indicators of impairment at least annually, or as facts and circumstances indicate that the carrying value of the asset may not be recoverable. We perform these assessments at the operating market level, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If we determine there are indicators of impairment, we compare the net carrying value of the asset group to the projected undiscounted cash flows to be generated from the use of the asset group. If the carrying amount of the long-lived asset group exceeds the amount of estimated future undiscounted cash flows, then we estimate the fair value of the asset group and record an impairment loss if the carrying value exceeds fair value. If indicators of impairment are present, calculating projected undiscounted cash flows requires management to make assumptions and estimates for factors that include future comparable sales growth and gross margin based on internal projections as well as the historical performance of the market and whether that is an indicator of future performance. These assumptions for future growth are subjective and may be negatively impacted by future changes in operating performance or economic conditions. We did not record any impairment losses on property and equipment during 2023 or 2021, and recognized lease impairment charges of $0.9 million in 2022 related to the termination of a specific and significant franchisee in the UK.
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
The Company establishes an allowance for credit losses on franchisee notes receivables based on management’s estimate of the lifetime expected loss on the notes. The allowance for credit losses on notes receivable is judgmental and subjective based on management’s evaluation of historical collection experience and external market data and other factors, including those related to current market conditions and events. The Company is provided collateral rights of the franchisee’s restaurants (e.g., underlying franchise business, property and equipment) and personal guarantees from the operators to recover the carrying value of the outstanding note receivable in the event collectability concerns arise. Therefore, the

Company considers the fair value of the underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees when assessing the allowance for credit losses (which may require third-party valuations of fair value). Notes receivable balances are charged off against the allowance after recovery efforts have ceased.
Franchisee notes receivable was $33.6 million with an allowance for credit losses of $16.1 million as of December 31, 2023 compared to $42.6 million with an allowance for credit losses of $14.5 million as of December 25, 2022. See “Note 10. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements” for further information.
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
Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize and were $37.6 million and $32.1 million as of December 31, 2023 and December 25, 2022, respectively. The determination as to whether a deferred tax asset will be realized is based on the evaluation of historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis.
Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.
In the event the Company is unable to generate future taxable income, there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate. We estimate that a one percent change in the effective income tax rate would impact the 2023 income tax expense by $1.0 million. See “Note 17. Income Taxes” of “Notes to Consolidated Financial Statements” for additional information.
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
We believe North America, International and global restaurant and comparable sales growth (decline) and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Franchise restaurant and comparable sales growth information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of franchise restaurant sales growth, excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Year Ended
Amounts below exclude the impact of foreign currency	December 31, 2023	December 25, 2022
Comparable sales growth (decline) (a):
Domestic Company-owned restaurants	3.4%	(1.0)%
North America franchised restaurants	0.1%	1.2%
North America restaurants	0.8%	0.7%
International restaurants	(3.1)%	(5.3)%
Total comparable sales growth (decline)	(0.1)%	(0.8)%
System-wide restaurant sales growth (b):
Domestic Company-owned restaurants	6.7%	1.3%
North America franchised restaurants	3.6%	2.5%
North America restaurants	4.1%	2.3%
International restaurants (c)	7.7%	4.8%
Total global system-wide restaurant sales growth (c)	5.0%	2.9%
______________________________
(a)    Comparable sales growth (decline) in fiscal year 2023 includes a 52-week comparison to fiscal year 2022.
(b)    System-wide restaurant sales growth includes 53 weeks in fiscal year 2023.
(c)    The year ended December 25, 2022 excludes the impact of franchisee suspended restaurants.

Restaurant Progression	Year Ended
	December 31, 2023	December 25, 2022
North America Company-owned:
Beginning of period	522	600
Opened	5	10
Closed	(2)	—
Acquired	10	2
Refranchised	(4)	(90)
End of period	531	522
North America franchised:
Beginning of period	2,854	2,739
Opened	87	76
Closed	(33)	(49)
Sold	(10)	(2)
Refranchised	4	90
End of period	2,902	2,854
International Company-owned
Beginning of period	—	—
Acquired	118	—
Refranchised	(1)	—
End of period	117	—
International franchised:
Beginning of period	2,322	2,311
Opened	234	292
Closed (b)	(83)	(93)
Sold	(118)	—
Refranchised	1	—
Suspended (a)	—	(188)
End of period (b)	2,356	2,322
Total restaurants – end of period	5,906	5,698

Full year net restaurant growth (a)	208	236
______________________________
(a)    As previously disclosed, the Company has suspended corporate support for all franchised restaurants located in Russia. These suspended restaurants are excluded from net unit growth calculations.
(b)    2022 full year restaurant activity has been adjusted from previous presentations, as eight International franchised locations were reclassified as closed locations following a review of temporary restaurant closures.
Fiscal Year
Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying Consolidated Financial Statements consist of 52 weeks except for the 2023 fiscal year, which consists of 53 weeks.

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Consolidated Statements of Operations.

(Dollars in thousands)	December 31, 2023	December 25, 2022	Increase (Decrease)
Revenues:
Domestic Company-owned restaurant sales	$726,362	$708,389	2.5%
North America franchise royalties and fees	144,550	137,399	5.2%
North America commissary revenues	852,361	869,634	(2.0)%
International revenues	157,187	129,903	21.0%
Other revenues	255,253	256,778	(0.6)%
Total revenues	$2,135,713	$2,102,103	1.6%
The comparability of results between 2023 and 2022 is impacted by the acquisition of 118 formerly franchised restaurants in the UK in the second and third quarters of 2023 (the “UK franchisee acquisitions”) and the refranchising of 90 restaurants during the second quarter of 2022 (the “2022 refranchising”). The UK franchisee acquisitions impact the composition of International revenues and the results of the International segment. Additionally, the 2022 refranchising resulted in 90 restaurants moving from Domestic Company-owned restaurants into North America franchising, effective as of the second quarter of 2022, impacting revenues for both of these segments. See “Note 24. Acquisitions” and “Note 22. Divestitures” of the “Notes to Consolidated Financial Statements” for additional information on these transactions.
Additionally, results for the year ended December 31, 2023 are not directly comparable with the results for the year ended December 25, 2022, as year-over-year comparisons are affected by an additional week of operations in the fourth quarter of 2023 due to the 53-week fiscal year in 2023. The estimated impact of the Company’s 53rd week on 2023 results has been highlighted in the discussion below to enhance comparability between the periods.
Total revenues increased $33.6 million, or 1.6% to $2.14 billion for the year ended December 31, 2023, as compared to the prior year. Revenues for the 53rd week of operations in 2023 contributed approximately $41 million, or an increase of 1.9%. Other increases include a $31 million increase from our Domestic Company-owned restaurants, a $3 million increase in North America franchise royalties and a $24 million increase in International revenues primarily related to the UK franchisee acquisitions. These increases were offset by a $44 million decrease in North America commissary revenues reflecting lower commodity prices and transaction volume in 2023, a $3.4 million decrease primarily resulting from the sale of Preferred Marketing and a $17.8 million decrease resulting from the 2022 refranchising.
Domestic Company-owned restaurant sales increased $18.0 million, or 2.5% for the year ended December 31, 2023 compared to the prior year. The benefit of the 53rd week of operations in 2023 was approximately $14 million, and 2022 included revenues of $27.3 million from the restaurants that were part of the 2022 refranchising. Excluding the impact of the 2022 refranchising and the additional week in 2023, Domestic Company-owned restaurant sales would have increased $31 million, or 4.6%, primarily due to increased comparable sales of 3.4% and equivalent unit growth of 1.0% for the year ended December 31, 2023.
North America franchise royalties and fees increased $7.2 million, or 5.2% for the year ended December 31, 2023 compared to the prior year. The benefit of the 53rd week of operations in 2023 was approximately $3 million. The 2023 increase resulting from the 2022 refranchising was $1.4 million. Excluding the 2022 refranchising and the additional week, North America franchise royalties and fees would have increased approximately $3 million, or 2.0% for the year ended December 31, 2023 primarily due to positive comparable sales of 0.1%, equivalent unit growth of 2.5% and fewer royalty waivers in 2023.
North America franchise restaurant sales, excluding the impact of the 2022 refranchising, increased 3.4% to $3.09 billion ($3.03 billion on a 52-week basis) for the year ended December 31, 2023 compared to the prior year. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenue decreased $17.3 million or 2.0% for the year ended December 31, 2023 compared to the prior year. The benefit from the 53rd week of operations was approximately $19 million, or 2%. The impact of the

2022 refranchising was an increase in 2023 of $8.2 million. Excluding the impact of the 2022 refranchising and the 53rd week, North America commissary revenue decreased approximately $44 million, or a decline of 5.0% for the year ended December 31, 2023. The decline in North America commissary revenues was primarily a result of lower commodity prices, primarily poultry, cheese and wheat, in addition to lower volumes.
International revenues increased $27.3 million, or 21.0% for the year ended December 31, 2023 compared to the prior year. The benefit of the 53rd week of operations in 2023 was approximately $4 million. The impact of the UK franchisee acquisitions was a net increase of approximately $20.3 million in 2023, representing sales attributable to the acquired UK franchisee restaurants less prior year franchise royalty and food distribution revenue generated from the UK formerly franchised restaurants. Excluding the impact of the UK franchisee acquisitions and the additional week, revenues would have increased approximately $3 million, or 2.9% primarily due to new unit development in 2023 and positive foreign currency fluctuations. These increases were partially offset by a comparable sales decline of 3.1% in International markets.
International franchise restaurant sales increased $21.1 million to $1.19 billion ($1.16 billion on a 52-week basis) for the year ended December 31, 2023 compared to $1.17 billion for the prior year. Excluding the impact of the UK franchisee acquisitions, the previously disclosed franchisee suspended restaurants, and foreign currency fluctuations, International franchise restaurant sales increased $88.3 million or 7.9% for the year ended December 31, 2023. International franchise restaurant sales are not included in Company revenues; however, our International royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing fund, online and mobile ordering business and our previously wholly-owned print and promotions subsidiary, decreased $1.5 million, or 0.6% in 2023. The benefit of the 53rd week of operations was approximately $2 million, and the impact of the UK franchisee acquisitions decreased Other revenues by $3.2 million in 2023. Excluding the impact of the UK franchisee acquisitions and the additional week, Other revenues would have been flat as increased technology services from higher comparable sales and equivalent units were offset by the sale of our previously wholly-owned print and promotions subsidiary, Preferred Marketing, in the fourth quarter of 2023. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information.
Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Year Ended
	December 31, 2023	% of Related Revenues	December 25, 2022	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$587,889	80.9%	$585,307	82.6%	(1.7)%
North America commissary expenses	787,554	92.4%	811,446	93.3%	(0.9)%
International expenses	103,198	65.7%	76,001	58.5%	7.2%
Other expenses	235,483	92.3%	238,810	93.0%	(0.7)%
General and administrative expenses	210,357	9.8%	217,412	10.3%	(0.5)%
Depreciation and amortization	64,090	3.0%	52,032	2.5%	0.5%
Total costs and expenses	1,988,571	93.1%	1,981,008	94.2%	(1.1)%
Refranchising and impairment loss	—	—%	(12,065)	(0.6)%	0.6%
Operating income	$147,142	6.9%	$109,030	5.2%	1.7%
Total costs and expenses were approximately $1.99 billion, or 93.1% of total revenues in 2023, as compared to $1.98 billion, or 94.2% of total revenues for the prior year. This decrease in total costs and expenses, as a percentage of revenues, was primarily due to the following:

Domestic Company-owned restaurant expenses were $587.9 million, or 80.9% of related revenues in 2023, compared to expenses of $585.3 million, or 82.6% of related revenues for the prior year. The expenses, as a percentage of revenues, decreased 1.7% in 2023 primarily due to a reduction in food costs attributable to lower commodities prices.
North America commissary expenses were $787.6 million, or 92.4% of related revenues in 2023, compared to $811.4 million, or 93.3% of related revenues, for the prior year. The expenses, as a percentage of revenues, decreased 0.9% primarily due to lower commodities prices, principally related to poultry, cheese and wheat costs.
International expenses were $103.2 million, or 65.7% of related revenues, for 2023 compared to $76.0 million, or 58.5% of related revenues for the prior year. International expenses increased in 2023 as a result of the UK franchisee acquisitions, partially offset by declining commodity prices at our International commissary.
Other expenses were $235.5 million, or 92.3% of related revenues in 2023, as compared to $238.8 million, or 93.0% of related revenues for the prior year.
General and Administrative Expenses General and administrative (“G&A”) expenses were $210.4 million, or 9.8% of total revenues for 2023 compared to $217.4 million, or 10.3% of total revenues for the prior year. G&A expenses consisted of the following (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022
Administrative expenses (a)	$197,959	$180,159
UK re-positioning and acquisition-related costs (b)	4,243	5,112
International restructuring costs (c)	2,178	—
Middle East related costs (d)	868	—
Refranchising and impairment losses (e)	—	14,636
Legal settlement accruals (f)	577	15,000
Other costs (g)	2,017	1,507
Other general expenses, net	2,515	998
General and administrative expenses	$210,357	$217,412
______________________________
(a)    The increase in administrative expenses of $17.8 million for the year ended December 31, 2023 compared to the prior year was primarily due to higher incentive compensation linked to Company performance, higher labor and benefit costs, professional fees and additional costs for our franchisee operators conference held in 2023.
(b)    Represents costs associated with repositioning the UK portfolio of $2.1 million in 2023 and $5.1 million in 2022, primarily related to lease and loan impairments and related costs. In 2023, we also incurred $2.1 million of acquisition and transition costs related to the UK franchisee acquisitions.
(c)    In the fourth quarter of 2023, the Company initiated an International restructuring plan. During the period, costs incurred related to the restructuring include $1.5 million in severance and compensation costs and $0.7 million in consulting and professional fees. See “Note 16. Restructuring” to our “Notes to Consolidated Financial Statements” for additional details.
(d)    Represents a one-time non-cash charge of $0.9 million recorded in the fourth quarter of 2023 related to the reserve of certain accounts receivable related to the conflict in the Middle East, which were recorded as G&A expense.
(e)    Represents a one-time non-cash charge of $14.6 million recorded in the first quarter of 2022 related to the reserve of certain loans and impairment of reacquired franchised rights related to the conflict in Ukraine and subsequent international government actions and sanctions.
(f)    Represents previously disclosed litigation recorded in General and administrative expenses. See “Note 19. Litigation, Commitments and Contingencies” to our “Notes to Consolidated Financial Statements” for additional information.
(g)    Represents severance and related costs associated with the transition of certain executives.
Depreciation and Amortization Depreciation and amortization expense was $64.1 million, or 3.0% of revenues in 2023, as compared to $52.0 million, or 2.5% of revenues for the prior year, primarily due to an increase in capital expenditures for our technology platforms and new restaurants.
Refranchising and Impairment Loss We did not record any refranchising and impairment loss for the year ended December 31, 2023, following a $12.1 million refranchising and impairment loss in prior year. The 2022 activity was comprised of an $8.4 million loss on our 2022 refranchising, an impairment loss of $2.8 million for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and lease impairment charges of $0.9 million related to the termination of a significant franchisee in the UK. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information on the 2022 refranchising and the charge related to the conflict in Ukraine.
Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

(In thousands)	Year Ended December 31, 2023			Year Ended December 25, 2022
	Reported	(a) Adjustments	Adjusted	Reported	(a) Adjustments	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$33,470	$—	$33,470	$15,966	$8,412	$24,378	$17,504	$9,092
North America franchising	133,800	—	133,800	127,882	—	127,882	5,918	5,918
North America commissaries	43,316	—	43,316	42,531	—	42,531	785	785
International	11,766	7,289	19,055	17,891	9,644	27,535	(6,125)	(8,480)
All others	10,116	—	10,116	10,084	—	10,084	32	32
Unallocated corporate expenses	(85,353)	2,594	(82,759)	(104,419)	30,376	(74,043)	19,066	(8,716)
Elimination of intersegment loss/(profit)	27	—	27	(905)	—	(905)	932	932
Total	$147,142	$9,883	$157,025	$109,030	$48,432	$157,462	$38,112	$(437)
______________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each year and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $147.1 million for the year ended December 31, 2023 compared to $109.0 million for the prior year, an increase of $38.1 million. Adjusted operating income was $157.0 million for the year ended December 31, 2023 compared to $157.5 million for the prior year, a decrease of $0.5 million, or 0.3%. The 53rd week contributed approximately $8 million to operating income in 2023. The changes in adjusted operating income compared to the prior year were primarily due to the following:
•Domestic Company-owned restaurants increased $9.1 million for the year ended December 31, 2023. The 53rd week of operations contributed approximately $4 million to operating income in 2023. The impact of the 2022 refranchising decreased the segment’s operating income by $2 million for the year ended December 31, 2023. Excluding the impact of the additional week and the 2022 refranchising, Domestic Company-owned restaurants would have increased approximately $8 million primarily due to comparable sales growth of 3.4%, partially offset by higher benefits and utility expenses.
•North America franchising increased $5.9 million for the year ended December 31, 2023. The 53rd week of operations contributed approximately $3 million to operating income in 2023. The impact of the 2022 refranchising increased the segment’s operating income by $1.4 million in 2023. Excluding the impact of the additional week and the 2022 refranchising, the segment would have increased $2 million primarily due to an increase in comparable sales of 0.1%, higher equivalent units of 2.5% and fewer royalty waivers in 2023.
•North America commissaries increased $0.8 million for the year ended December 31, 2023. The 53rd week of operations contributed approximately $1 million to operating income in 2023. The impact of the 2022 refranchising decreased the segment’s operating income by $0.3 million in 2023. Excluding the additional week and the impact of the 2022 refranchising, operating income would have been down $1 million to 2022.
•International decreased $8.5 million for the year ended December 31, 2023. The 53rd week of operations contributed approximately $0.8 million to operating income during 2023. The impact of the UK franchisee acquisitions was a decrease of approximately $9 million in 2023 compared to 2022, driven by 2023 operating losses attributable to the recently acquired UK Company-owned restaurants that previously generated royalty income in 2022. Excluding the additional week and the impact of the UK franchisee acquisitions, operating income would have increased $1.7 million primarily due to equivalent unit growth, partially offset by comparable sales declines of 3.1%.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, were flat year over year.
•Unallocated corporate expenses increased $8.7 million for the year ended December 31, 2023, primarily due higher incentive compensation and benefits costs, higher insurance costs and higher depreciation expense related to our investments in technology support initiatives and additional costs for our operators conference held in 2023.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Consolidated Statements of Operations:

(In thousands, except per share amounts)	Year Ended
	December 31, 2023	December 25, 2022	Change
Operating income	$147,142	$109,030	$38,112
Net interest expense	(43,469)	(25,261)	(18,208)
Income before income taxes	103,673	83,769	19,904
Income tax expense	20,874	14,420	6,454
Net income before attribution to noncontrolling interests	82,799	69,349	13,450
Net income attributable to noncontrolling interests	(701)	(1,577)	876
Net income attributable to the Company	$82,098	$67,772	$14,326

Calculation of net income for earnings per share:
Net income attributable to the Company	$82,098	$67,772	$14,326
Dividends paid to participating securities	—	(306)	306
Net income attributable to participating securities	—	(104)	104
Net income attributable to common shareholders	$82,098	$67,362	$14,736
			—
Basic earnings per common share	$2.49	$1.90	$0.59
Diluted earnings per common share	$2.48	$1.89	$0.59
Net Interest Expense
Interest expense increased approximately $18.2 million for the year ended December 31, 2023 compared to the prior year, primarily due to higher average outstanding debt on our senior secured revolving credit facility (the “PJI Revolving Facility”) as well as an increase in borrowing rates in 2023. The higher outstanding debt on our PJI Revolving Facility was primarily utilized to finance share repurchases in the first quarter of 2023. Total debt outstanding was $764.0 million and $605.0 million as of December 31, 2023 and December 25, 2022, respectively. The 53rd week of operations in 2023 increased interest expense by approximately $0.5 million.

Income Tax Expense
The effective income tax rate was 20.1% for 2023 and 17.2% for 2022. The effective rate was lower in 2022 due to higher excess tax benefits generated by stock option exercises and vesting of restricted shares in 2022 along with a lower pre-tax income.

(Dollars in thousands)	Year Ended
	December 31, 2023	December 25, 2022
Income before income taxes	$103,673	$83,769
Income tax expense	$20,874	$14,420
Effective tax rate	20.1%	17.2%
See “Note 17. Income Taxes” of “Notes to Consolidated Financial Statements,” for additional information.
Net Income Attributable to Noncontrolling Interests - see “Note 9. Noncontrolling Interests” of “Notes to Consolidated Financial Statements,” for information.
Diluted Earnings Per Share
Diluted earnings per common share was $2.48 for the year ended December 31, 2023 compared to $1.89 for the year ended December 25, 2022, representing an increase of $0.59. Adjusted diluted earnings per common share, a non-GAAP measure, was $2.71 for the year ended December 31, 2023 compared to $2.94 for the year ended December 25, 2022, representing a decrease of $0.23. See “Non-GAAP Measures” for additional information. These changes were driven by the same factors impacting operating income and adjusted operating income as discussed above. In addition, diluted earnings per share and adjusted diluted earnings per share reflect higher interest expense compared with 2022 due to higher borrowings used to fund share repurchases in the first quarter of 2023.

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

	Year Ended
(In thousands, except per share amounts)	December 31, 2023	December 25, 2022

Operating income	$147,142	$109,030
UK repositioning and acquisition-related costs (a)	4,243	5,223
International restructuring costs (b)	2,178	—
Middle East related costs (c)	868	—
Refranchising and impairment losses (d)	—	26,702
Legal settlements (e)	577	15,000
Other costs (f)	2,017	1,507
Adjusted operating income	157,025	157,462

Net income attributable to common shareholders	$82,098	$67,362
UK repositioning and acquisition-related costs (a)	4,243	5,223
International restructuring costs (b)	2,178	—
Middle East related costs (c)	868	—
Refranchising and impairment losses (d)	—	26,702
Legal settlements (e)	577	15,000
Other costs (f)	2,017	1,507
Tax effect of adjustments (g)	(2,234)	(10,897)
Adjusted net income attributable to common shareholders (h)	89,747	104,897

Diluted earnings per common share	$2.48	$1.89
UK repositioning and acquisition-related costs (a)	0.13	0.15
International restructuring costs (b)	0.07	—
Middle East related costs (c)	0.02	—
Refranchising and impairment losses (d)	—	0.75
Legal settlements (e)	0.02	0.42
Other costs (f)	0.06	0.04
Tax effect of adjustments (g)	(0.07)	(0.31)
Adjusted diluted earnings per common share (h)	$2.71	$2.94

(a)    Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
(b)    In the fourth quarter of 2023, the Company initiated an International restructuring plan. During the period, costs incurred related to the restructuring include $1.5 million in severance and compensation costs and $0.7 million in consulting and professional fees.
(c)    Represents a one-time non-cash charge of $0.9 million recorded in the fourth quarter of 2023 related to the reserve of certain accounts receivable related to the conflict in the Middle East, which were recorded as G&A expenses.
(d)    Refranchising and impairment losses consisted of the following pre-tax adjustments:
(1) Represents a one-time, non-cash charge of $8.4 million ($0.24 loss per diluted share) recorded in the first quarter of 2022 associated with the 2022 refranchising, recorded as Refranchising and impairment loss;
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
(e)    Represents accruals for certain legal settlements recorded in General and administrative expenses.
(f)    Represents severance and related costs associated with the transition of certain executives incurred during the twelve month periods ended December 31, 2023 and December 25, 2022.
(g)    The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rate of 22.6% and 22.5% for the years ended December 31, 2023 and December 25, 2022, respectively.
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

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under the PJI Revolving Facility. Our principal uses of cash are operating expenses, capital expenditures, and returning value to our shareholders in the form of cash dividends and share repurchases. Our capital priorities are:
•investing for growth
•maintaining a strong balance sheet, and
•returning capital to shareholders
The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for each of the last two fiscal years (in thousands):

	2023	2022
Total cash provided by (used in):
Operating activities	$193,055	$117,808
Investing activities	(75,123)	(62,793)
Financing activities	(124,076)	(76,240)
Effect of exchange rate changes on cash and cash equivalents	(642)	(2,012)
Change in cash and cash equivalents	$(6,786)	$(23,237)
Operating Activities
Total cash provided by operating activities was $193.1 million for the year ended December 31, 2023 compared to $117.8 million for the prior year. The increase of $75.2 million primarily reflects higher net income in 2023 and favorable working capital changes. Favorable working capital changes were principally related to higher incentive compensation payments and deferred payroll tax payments related to the CARES Act made during the prior year, as well as current year increases in accounts payable due to extension of certain vendor terms within our North America commissary business and a reduction in inventory levels during 2023. These favorable changes were partially offset by the provision for allowance for credit losses of $20.5 million (See “Note 10. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements”) and refranchising and impairment losses of $12.1 million (discussed above in “Results of Operations”) that were incurred during the prior year.
Investing Activities
Total cash used in investing activities was $75.1 million in 2023 compared to $62.8 million in 2022, an increase of $12.3 million. The increase in cash used in investing activities was primarily due to cash proceeds of $13.6 million, net of cash transferred, received from the 2022 refranchising during the year ended December 25, 2022, fewer note repayments during 2023, and payment of $5.6 million to purchase 37 International and Domestic restaurants during the year ended December 31, 2023. This activity was partially offset by a slight reduction in capital expenditures and fewer note issuances during 2023.
Financing Activities
Total cash used in financing activities was $124.1 million in 2023 compared to $76.2 million in 2022, an increase of $47.8 million. In 2023, cash used for financing activities includes outflows of $210.3 million in share repurchases and $58.5 million of dividends paid to common shareholders, partially offset by net borrowings of $159.0 million from the PJI Revolving Facility. In 2022, outflows included $125.0 million in share repurchases as well as dividends paid to common shareholders of $54.8 million, partially offset by $115.0 million in net borrowings from the PJI Revolving Facility.

Debt
On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. Concurrently with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) replacing the Company’s previous credit agreement. The Credit Agreement provides for the PJI Revolving Facility, a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million, of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026.
Our outstanding debt as of December 31, 2023 was $764.0 million, which was comprised of $400.0 million outstanding under the Notes and $364.0 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was $236.0 million as of December 31, 2023.
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

	Permitted Ratio	Actual Ratio for the Year Ended December 31, 2023
Leverage ratio	Not to exceed 5.25 to 1.0	3.2 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.3 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement), for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of December 31, 2023.
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
PJMF, our national marketing fund, has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. On September 30, 2023, the Company amended the PJMF Revolving Facility to, among other items: (i) extend the maturity date to September 30, 2024; (ii) amend the variable interest rate to one-month SOFR plus 1.975%; and (iii) expand the capacity from $20.0 million to $30.0 million.
The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2024, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month SOFR plus 1.975%. There was no debt outstanding under the PJMF Revolving Facility as of December 31, 2023 or December 25, 2022. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
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
The following table summarizes our repurchase activity for the years ended December 31, 2023 and December 25, 2022:

(In thousands, except average price per share) Year Ended	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2023	2,523	$83.10	$209,640	$90,160
December 25, 2022	1,343	$93.07	$125,000	$299,800
We did not repurchase any shares subsequent to December 31, 2023. Approximately $90.2 million remained available under the Company’s share repurchase program as of February 22, 2024.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $58.5 million ($1.76 per share) and $54.8 million ($1.54 per share) for the years ended December 31, 2023 and December 25, 2022, respectively.
On January 30, 2024, our Board of Directors declared a first quarter 2024 dividend of $0.46 per common share, representing a $15.1 million aggregate dividend that was paid on February 23, 2024 to stockholders of record as of the close of business on February 12, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow for the last two years was as follows (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022
Net cash provided by operating activities	$193,055	$117,808
Purchases of property and equipment	(76,620)	(78,391)
Free cash flow	$116,435	$39,417
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
We estimate that our capital expenditures during 2024 will be approximately $75.0 million to $85.0 million. This estimate includes development of Company-owned restaurants and technology enhancements. We intend to fund our capital expenditures with cash generated by operations and borrowings under the PJI Revolving Facility, as necessary.
We guarantee leases for certain Papa Johns North American franchisees who have purchased restaurants that were previously Company-owned. We are contingently liable on these leases. The leases have varying terms, the latest of which expires in 2036. As of December 31, 2023, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $7.3 million.
We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to surety bonds with off-balance sheet risk for a total of $20.7 million as of December 31, 2023. The surety bond arrangements expire within one year but have automatic renewal clauses. See “Note 12. Debt” and “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.
Impact of Inflation
We experienced price increases in food items and other commodities, labor and benefits, and fuel and other energy costs during 2022, which began to gradually ease throughout 2023 and which we expect to continue to moderate during 2024. Inflationary pressures affect our profitability both directly, in our company-owned restaurants and delivery mechanisms and through gross margins experienced by sales of food and supply items via our QC Centers, as well as indirectly, through higher food ingredient and paper and supply costs, rising fees from delivery aggregators driven by higher wage demands and increases in the cost of gasoline that, once reflected in upward price adjustments on their fees, can exert downward pressure on unit sales, reducing royalty fees we realize from our Domestic and International franchisees. Compensating menu price increases are subject to competitive pressure in the markets in which we operate. Expense control measures are also deployed to offset higher costs when possible. Food costs, in particular the cost of cheese, are managed to an extent by pricing agreements with suppliers and forward purchase contracts we enter into, as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, investments and repositioning of the UK market, International restructuring, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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

•the potential for delayed new restaurant openings, both domestically and internationally;
•the increased risk of phishing, ransomware and other cyber-attacks;
•risks to the global economy and our business related to the conflicts in Ukraine and the Middle East and other international conflicts;
•increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to boost consumer sentiment and sales trends, and the risk that such initiatives will not be effective;
•risks related to a possible economic slowdown that could, among other things, reduce consumer spending or demand and result in changing consumer practices;
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
•the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, restaurant level employees or suitable sites;
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
•increased risks associated with our International operations, including economic and political conditions and risks associated with the withdrawal of the UK from the European Union, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new restaurant growth;
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
•disruption of critical business or information technology systems, or those of our suppliers, and risks associated with systems failures and data privacy and cybersecurity incidents, including theft of confidential Company, employee and customer information, including payment cards; and
•changes in Federal or state income, general and other tax laws, rules and regulations and changes in generally accepted accounting principles.
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa John’s restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 7.4% of our 2023 revenues, 6.2% of our 2022 revenues and 7.3% of our 2021 revenues were derived from these International operations.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $1.7 million on our total revenues in 2023, compared to an unfavorable impact of approximately $13.3 million in 2022 and a favorable impact of approximately $8.1 million in 2021. Foreign currency exchange rate fluctuations had an unfavorable impact of $0.9 million on our operating income in 2023 compared to an unfavorable impact of $2.0 million in 2022 and a favorable impact of $1.4 million in 2021. A 10% adverse change in the foreign currency rates for our International markets would result in a negative impact on annual revenue and operating income of approximately $14.1 million and $1.9 million, respectively, based on annual revenue and operating income for the year ended December 31, 2023.
Commodity Price Risk
In the ordinary course of business, the food and paper products we purchase, including cheese (our largest ingredient cost), are subject to seasonal fluctuations, weather, availability, demand and other factors that are beyond our control. We have pricing agreements with some of our vendors, including forward pricing agreements for a portion of our cheese purchases for our Domestic Company-owned restaurants, which are accounted for as normal purchases; however, we still remain exposed to ongoing commodity volatility, and increases in commodity prices or food costs, including as a result of inflation, could negatively impact our business, financial condition or results of operations. We have not historically entered into other financial instruments that would be accounted for as hedging instruments to manage this risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Financial Statements:
•Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022
•Consolidated Statements of Operations for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Papa John’s International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement and valuation of insurance reserves

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company is self-insured for certain obligations up to stated retention levels under its retention programs related to workers’ compensation, automobile, property and general liability programs. As of December 31, 2023, the Company has $56.8 million accrued for self-insurance reserves (“Insurance Reserves”). Judgments and estimates are used by the Company in determining the potential value associated with incurred but not reported claims.

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
Louisville, Kentucky
February 29, 2024

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share amounts)	December 31, 2023	December 25, 2022

Assets
Current assets:
Cash and cash equivalents	$40,587	$47,373
Accounts receivable (less allowance for credit losses of $8,353 in 2023 and $6,718 in 2022)	104,244	102,533
Notes receivable, current portion	5,199	6,848
Income tax receivable	2,577	8,780
Inventories	36,126	41,382
Prepaid expenses and other current assets	42,285	44,123
Total current assets	231,018	251,039
Property and equipment, net	282,812	249,793
Finance lease right-of-use assets, net	31,740	24,941
Operating lease right-of-use assets	164,158	172,425
Notes receivable, less current portion (less allowance for credit losses of $16,092 in 2023 and $14,499 in 2022)	12,346	21,248
Goodwill	76,206	70,616
Other assets	76,725	74,165
Total assets	$875,005	$864,227

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$74,949	$62,316
Income and other taxes payable	17,948	8,766
Accrued expenses and other current liabilities	158,167	142,535
Current deferred revenue	20,427	21,272
Current finance lease liabilities	9,029	6,850
Current operating lease liabilities	24,076	23,418
Total current liabilities	304,596	265,157
Deferred revenue	20,366	23,204
Long-term finance lease liabilities	24,144	19,022
Long-term operating lease liabilities	151,050	160,905
Long-term debt, net	757,422	597,069
Other long-term liabilities	60,192	68,317
Total liabilities	1,317,770	1,133,674
Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	851	1,217

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,235 at December 31, 2023 and 49,138 at December 25, 2022)	492	491
Additional paid-in capital	452,290	449,829
Accumulated other comprehensive loss	(7,803)	(10,135)
Retained earnings	219,027	195,856
Treasury stock (16,747 shares at December 31, 2023 and 14,402 shares at December 25, 2022, at cost)	(1,123,098)	(922,434)
Total stockholders’ deficit	(459,092)	(286,393)
Noncontrolling interests in subsidiaries	15,476	15,729
Total Stockholders’ deficit	(443,616)	(270,664)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$875,005	$864,227
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
(In thousands, except per share amounts)	December 31, 2023	December 25, 2022	December 26, 2021

Revenues:
Domestic Company-owned restaurant sales	$726,362	$708,389	$778,323
North America franchise royalties and fees	144,550	137,399	129,310
North America commissary revenues	852,361	869,634	761,305
International revenues	157,187	129,903	150,771
Other revenues	255,253	256,778	248,712
Total revenues	2,135,713	2,102,103	2,068,421
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	587,889	585,307	621,871
North America commissary expenses	787,554	811,446	703,622
International expenses	103,198	76,001	87,286
Other expenses	235,483	238,810	226,320
General and administrative expenses	210,357	217,412	212,265
Depreciation and amortization	64,090	52,032	48,816
Total costs and expenses	1,988,571	1,981,008	1,900,180
Refranchising and impairment loss	—	(12,065)	—
Operating income	147,142	109,030	168,241
Net interest expense	(43,469)	(25,261)	(17,293)
Income before income taxes	103,673	83,769	150,948
Income tax expense	20,874	14,420	25,993
Net income before attribution to noncontrolling interests	82,799	69,349	124,955
Net income attributable to noncontrolling interests	(701)	(1,577)	(4,939)
Net income attributable to the Company	$82,098	$67,772	$120,016

Calculation of net income for earnings per share:
Net income attributable to the Company	$82,098	$67,772	$120,016
Dividends on redemption of Series B Convertible Preferred Stock	—	—	(109,852)
Dividends paid to participating securities	—	(306)	(6,091)
Net income attributable to participating securities	—	(104)	—
Net income attributable to common shareholders	$82,098	$67,362	$4,073

Basic earnings per common share	$2.49	$1.90	$0.12
Diluted earnings per common share	$2.48	$1.89	$0.12

Basic weighted average common shares outstanding	32,931	35,497	35,007
Diluted weighted average common shares outstanding	33,159	35,717	35,337

Dividends declared per common share	$1.76	$1.54	$1.15
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended
(In thousands)	December 31, 2023	December 25, 2022	December 26, 2021

Net income before attribution to noncontrolling interests	$82,799	$69,349	$124,955
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,560	(4,970)	(1,397)
Interest rate swaps (1)	1,453	4,757	6,848
Other comprehensive income (loss), before tax	3,013	(213)	5,451
Income tax effect:
Foreign currency translation adjustments	(353)	1,143	321
Interest rate swaps (2)	(328)	(1,094)	(1,575)
Income tax effect	(681)	49	(1,254)
Other comprehensive income (loss), net of tax	2,332	(164)	4,197
Comprehensive income before attribution to noncontrolling interests	85,131	69,185	129,152
Less: comprehensive income, redeemable noncontrolling interests	(198)	(574)	(2,609)
Less: comprehensive income, nonredeemable noncontrolling interests	(503)	(1,003)	(2,330)
Comprehensive income attributable to the Company	$84,430	$67,608	$124,213
___________________________________
(1)Amounts reclassified out of accumulated other comprehensive loss into interest expense included $173, ($2,384) and ($5,965) for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $(39), $536 and $1,342 for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Non-redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
Net income (1)	—	—	—	—	82,098	—	503	82,601
Other comprehensive income, net of tax	—	—	—	2,332	—	—	—	2,332
Dividends on common stock	—	—	121	—	(58,927)	—	—	(58,806)
Exercise of stock options	43	1	2,251	—	—	—	—	2,252
Acquisition of Company common stock (3)	(2,523)	—	—	—	—	(212,444)	—	(212,444)
Stock-based compensation expense	—	—	17,924	—	—	—	—	17,924
Issuance of restricted stock	240	—	(7,149)	—	—	7,149	—	—
Tax effect of restricted stock awards	(77)	—	(6,416)	—	—	—	—	(6,416)
Distributions to noncontrolling interests	—	—	—	—	—	—	(756)	(756)
Other	69	—	(4,270)	—	—	4,631	—	361
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
___________________________________
(1)    Net income to the Company for the year ended December 31, 2023 excludes $198 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At December 31, 2023, the accumulated other comprehensive loss of $7,803 was comprised of net unrealized foreign currency translation loss of $7,490 and a net unrealized loss on the interest rate swap agreements of $314.
(3)    Acquisition of Company common stock for the year ended December 31, 2023 includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Non-redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	67,772	—	1,003	68,775
Other comprehensive income, net of tax	—	—	—	(164)	—	—	—	(164)
Cash dividends on common stock	—	—	210	—	(54,977)	—	—	(54,767)
Exercise of stock options	82	1	4,035	—	—	—	—	4,036
Acquisition of Company common stock	(1,343)	—	—	—	—	(125,000)	—	(125,000)
Stock-based compensation expense	—	—	18,388	—	—	—	—	18,388
Issuance of restricted stock	285	—	(8,443)	—	—	8,443	—	—
Tax effect of restricted stock awards	(94)	—	(9,546)	—	—	—	—	(9,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	(486)	(486)
Other	9	—	59	—	(96)	595	—	558
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
___________________________________
(1)    Net income to the Company for the year ended December 25, 2022 excludes $574 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At December 25, 2022, the accumulated other comprehensive loss of $10,135 was comprised of net unrealized foreign currency translation loss of $8,696 and a net unrealized loss on the interest rate swap agreements of $1,439.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Non-redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 27, 2020	32,545	$453	$254,103	$(14,168)	$219,158	$(741,724)	$15,239	$(266,939)
Net income (1)	—	—	—	—	120,016	—	2,330	122,346
Other comprehensive loss, net of tax	—	—	—	4,197	—	—	—	4,197
Repurchase and conversion of Series B Convertible Preferred Stock	3,489	35	174,631	—	(110,498)	—	—	64,168
Cash dividends on common stock	—	—	158	—	(40,514)	—	—	(40,356)
Cash dividends on preferred stock	—	—	—	—	(4,121)	—	—	(4,121)
Exercise of stock options	212	2	11,967	—	—	—	—	11,969
Acquisition of Company common stock	(594)	—	—	—	—	(72,499)	—	(72,499)
Stock-based compensation expense	—	—	16,919	—	—	—	—	16,919
Issuance of restricted stock	132	—	(6,970)	—	—	6,970	—	—
Tax effect of restricted stock awards	—	—	(5,847)	—	—	—	—	(5,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,357)	(2,357)
Other	13	—	165	—	(884)	781	—	62
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
___________________________________
(1)    Net income to the Company for the year ended December 26, 2021 excludes $2,609 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At December 26, 2021, the accumulated other comprehensive loss of $9,971 was comprised of net unrealized foreign currency translation loss of $4,869 and a net unrealized loss on the interest rate swap agreements of $5,102.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
(In thousands)	December 31, 2023	December 25, 2022	December 26, 2021

Operating activities
Net income before attribution to noncontrolling interests	$82,799	$69,349	$124,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for allowance for credit losses on accounts and notes receivable	5,393	20,539	(852)
Depreciation and amortization	64,090	52,032	48,816
Refranchising and impairment loss	—	12,065	—
Deferred income taxes	(5,991)	2,798	3,753
Stock-based compensation expense	17,924	18,388	16,919
Other	66	1,056	581
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,049)	(29,167)	4,023
Income tax receivable	6,212	586	(8,113)
Inventories	5,441	(7,496)	(4,708)
Prepaid expenses and other current assets	817	5,587	2,866
Other assets and liabilities	(11,803)	(13,458)	(20,077)
Accounts payable	23,371	(8,350)	(9,278)
Income and other taxes payable	9,087	(10,710)	9,733
Accrued expenses and other current liabilities	7,402	4,846	15,875
Deferred revenue	(3,704)	(257)	182
Net cash provided by operating activities	193,055	117,808	184,675
Investing activities
Purchases of property and equipment	(76,620)	(78,391)	(68,559)
Notes issued	(4,338)	(9,296)	(16,132)
Repayments of notes issued	4,655	13,045	18,555
Acquisitions, net of cash acquired	(5,613)	(1,219)	(699)
Proceeds from refranchising, net of cash transferred	—	13,588	—
Proceeds from the sale of property and equipment	3,457	—	—
Other	3,336	(520)	3,323
Net cash used in investing activities	(75,123)	(62,793)	(63,512)
Financing activities
Proceeds from issuance of senior notes	—	—	400,000
Net proceeds of revolving credit facilities	159,000	115,000	80,000
Debt issuance costs	—	—	(9,179)
Proceeds from exercise of stock options	2,252	4,036	11,969
Repurchase of Series B Convertible Preferred Stock	—	—	(188,647)
Acquisition of Company common stock	(210,348)	(125,000)	(72,499)
Dividends paid to common stockholders	(58,451)	(54,767)	(40,356)
Dividends paid to preferred stockholders	—	—	(6,394)
Tax payments for equity award issuances	(6,416)	(9,546)	(5,847)
Distributions to noncontrolling interests	(1,320)	(1,211)	(5,942)
Repayments of term loan	—	—	(340,000)
Principal payments on finance leases	(8,821)	(5,416)	(4,566)
Other	28	664	935
Net cash used in financing activities	(124,076)	(76,240)	(180,526)
Effect of exchange rate changes on cash and cash equivalents	(642)	(2,012)	(231)
Change in cash and cash equivalents	(6,786)	(23,237)	(59,594)
Cash and cash equivalents at beginning of period	47,373	70,610	130,204
Cash and cash equivalents at end of period	$40,587	$47,373	$70,610
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of Business
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants under the trademark “Papa Johns,” in 50 countries and territories as of December 31, 2023. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties and sales of franchise and development rights, printing and promotional items and information systems equipment, and software and related services. We generate revenues from the operation of our Quality Control Centers (“QC Centers”) which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies to restaurants. We also derive revenue from contributions received into our national marketing fund.
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
Fiscal Year
Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2023 fiscal year, which consists of 53 weeks.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the allowance for credit losses on accounts and notes receivable, intangible assets, contract assets and contract liabilities including the customer loyalty program obligation, property and equipment, right-of-use assets and lease liabilities, gift card breakage, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.
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
The following describes principal activities, separated by major product or service, from which the Company generates its revenues:
Domestic Company-owned Restaurant Sales
The Domestic Company-owned restaurants principally generates revenues from retail sales of pizza, Papadias, and side items, including breadsticks, Papa Bites, cheesesticks, boneless chicken wings and bone-in chicken wings, dessert items and canned or bottled beverages. Revenues from Company-owned restaurants are recognized when the products are delivered to or carried out by customers.
Our North American customer loyalty program, Papa Rewards, is a spend-based program that rewards customers with points for each purchase. Papa Rewards points are accumulated and redeemed for dollar off discounts (“Papa Dough”), and points expire after a year of inactivity. Once points are redeemed, Papa Dough may be used on future purchases within a six-month expiration window. The accrued liability in the Consolidated Balance Sheets, and corresponding reduction of Company-owned restaurant sales in the Consolidated Statements of Operations, is for the estimated reward redemptions at Domestic Company-owned restaurants based upon estimated redemption patterns. The liability related to Papa Rewards is calculated using the estimated redemption value for which the points and accumulated rewards are expected to be redeemed. Revenue is recognized when the customer redeems the Papa Dough reward and when the points or Papa Dough reward expires.
Franchise Royalties and Fees
Franchise royalties, which are based on a percentage of franchise restaurant sales, are recognized as sales occur. Incentives offered from time to time, including new restaurant incentives, will reduce the contractual royalty rate paid. Any royalty reductions, including waivers or those offered as part of a new restaurant development incentive or as incentive for other behaviors, including acceleration of restaurant remodels or equipment upgrades, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Franchise royalties are billed on a monthly basis.
The majority of initial franchise license fees and area development exclusivity fees are from International locations. Initial franchise license fees are billed at the restaurant opening date. The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be deferred and amortized on a straight-line basis beginning at the restaurant opening date through the term of the franchise agreement, which is typically 10 years. Franchise license renewal fees for both Domestic and International locations, which generally occur every 10 years, are billed before the renewal date. Fees received for future license renewal periods are deferred and amortized over the life of the renewal period. Area development exclusivity fees are billed upon execution of the development agreements which grant the right to develop franchised restaurants in future periods in specific geographic areas. Area development exclusivity fees are allocated on a pro rata basis to all restaurants opened under that specific development agreement. These fees are deferred and amortized over the term of the related franchise agreements, which is typically 10 years.
Commissary Revenues
Commissary revenues are comprised of food and supplies sold to franchised restaurants and are recognized as revenue upon shipment of the related products to the franchisees. Payments are generally due within 30 days.
There are various incentive programs available to franchisees related to new restaurant openings including discounts on initial commissary orders and new restaurant equipment incentives, at substantially no cost to franchisees. Commissary revenues are reduced to reflect incentives in the form of direct discounts on initial commissary orders. The new restaurant equipment incentive is also recorded as a reduction of commissary sales over the term of the incentive agreement, which is generally three to five years.
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
Advertising and Related Costs
Domestic Company-owned advertising and related costs of $53.9 million, $55.2 million and $61.7 million in 2023, 2022, and 2021, respectively, include the costs of Domestic Company-owned local restaurant activities such as mail coupons, door hangers and promotional items and advertising activities administered through PJMF and various local market cooperative advertising funds. PJMF is responsible for developing and conducting marketing and advertising for the Domestic Papa John’s system. The Co-op Funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. The marketing fund investments are included in General and administrative expenses within the accompanying Consolidated Statements of Operations and are accrued and expensed when the franchise advertising revenues are recognized, as PJMF is designed to operate at break-even.
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
Stock-Based Compensation
Compensation expense for equity grants is estimated on the grant date, net of projected forfeitures, and is recognized over the vesting period (graded vesting over three years). We have elected a policy to estimate forfeitures in determining the amount of stock-based employee compensation expense. Restricted stock is valued based on the market price of the Company’s shares on the date of grant. Management evaluates its award grants and modifications and will adjust the fair value if any are determined to be spring-loaded.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.

Accounts Receivable
Substantially all accounts receivable is due from franchisees for purchases of food, paper products, point of sale equipment, information systems and related services, marketing and royalties. Credit is extended based on an evaluation of the franchisee’s financial condition and collateral is generally not required. An allowance for credit losses is an estimate, even if remote, based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics and macroeconomic factors. Account balances are charged off against the allowance after recovery efforts have ceased.
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
Interest income recorded on franchisee loans was approximately $1.1 million in 2023, $1.3 million in 2022 and $1.9 million in 2021 and is reported in Net interest expense in the accompanying Consolidated Statements of Operations.
Inventories
Inventories, which consist of food products, paper goods, supplies and smallwares are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or net realizable value.
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
Depreciation expense was $54.3 million in 2023, $45.6 million in 2022 and $43.0 million in 2021.
Deferred Costs
We capitalize certain information systems development and related costs that meet established criteria. Amounts capitalized, which are included in property and equipment, are amortized principally over periods not exceeding five years upon completion of the related information systems project. Total costs capitalized were approximately $4.1 million in 2023, 2022 and 2021. The unamortized information systems development costs approximated $9.9 million and $9.6 million as of December 31, 2023 and December 25, 2022, respectively.
Intangible Assets — Goodwill
We evaluate goodwill annually as of the first day of the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units, which includes our Domestic Company-owned restaurants, United Kingdom (“PJUK”), China, and Preferred Marketing Solutions operations, which were sold on October 22, 2023. We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.
We elected to perform a qualitative assessment for our Domestic Company-owned restaurants, PJUK, and China as of the first day of the fourth quarter of 2023; we excluded the goodwill associated with our Preferred Marketing Solutions reporting unit, as the business was sold shortly after the date of our assessment and the balance was not material to the consolidated financial statements. As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair values of our reporting units were greater than their carrying amounts. Subsequent to completing our goodwill impairment tests, no indicators of impairment were identified. See “Note 11. Goodwill” for additional information.
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
As of December 31, 2023, our insurance reserve was $56.8 million as compared to $67.3 million as of December 25, 2022 and was primarily related to auto liability and workers’ compensation claims. Of these amounts, approximately $27.2 million and $29.7 million were recorded in Accrued expenses and other current liabilities and $29.5 million and $37.6 million were recorded in Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022, respectively. Our reserves include claim costs above our retention that have a corresponding receivable. Our insurance receivable for claims above retention totaled $34.5 million and $38.4 million as of December 31, 2023 and December 25, 2022, respectively. Of these amounts, approximately $16.8 million and $17.0 million were recorded in Prepaid expenses and other current assets, and $17.8 million and $21.4 million were recorded in Other assets on the Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022, respectively.
Derivative Financial Instruments
We recognize all derivatives on the balance sheet at fair value. At inception and on an ongoing basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in Accumulated other comprehensive loss (“AOCL”) until the hedged item is recognized in earnings. Refer to “Note 12. Debt” for additional details related to derivative financial instruments.

Noncontrolling Interests
Papa John’s has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at December 31, 2023 and December 25, 2022. As further described in “Note 22. Divestitures,” the Company divested its 51 percent interest in one joint venture that owned 90 restaurants in the second quarter of 2022. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.
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
Foreign Currency Translation
The local currency is the functional currency for each of our foreign subsidiaries. Revenues and expenses are translated into United States (“U.S.”) dollars using monthly average exchange rates, while assets and liabilities are translated using year-end exchange rates. The resulting translation adjustments are included as a component of AOCL, net of income taxes. Foreign currency remeasurement gains and losses are included in determining net income.
Recent Accounting Pronouncements
Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU expands the scope and frequency of segment disclosures and introduces the concept of a “significant expense principle,” which requires entities to disclose significant expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of a segment’s profit or loss. The ASU also changes current disclosure requirements by allowing entities to report multiple measures of a segment’s profit or loss, provided the reported measures are used by the CODM to assess performance and allocate resources and that the measure closest to GAAP is also provided. Finally, the ASU requires all segment profit or loss and assets disclosures to be provided on both an annual and interim basis and requires entities to disclose the title and position of the individual identified as the CODM. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and shall be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the standard and determining the extent of additional interim and annual segment disclosures that will be required.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU provides for additional levels of details within the required rate reconciliation table to include additional categories of information about federal, state, and foreign income taxes and requires entities to further disaggregate information about income taxes paid, net of refunds. The ASU is effective for fiscal years beginning after December 15, 2024 and shall be applied prospectively. The Company is currently evaluating the standard and determining the extent of additional disclosures that will be required.
3. Leases
The Company has significant leases that include most Domestic Company-owned restaurant and commissary locations as well as our corporate office located in Atlanta, Georgia. Other Domestic leases include tractor and trailer leases used by our distribution subsidiary as well as commissary equipment. Additionally, the Company leases a significant number of restaurants within the United Kingdom (“UK”); these restaurants are then operated as Company-owned restaurants or subleased to franchisees. The Company’s leases have terms as follows:

Average lease term
Domestic Company-owned restaurants	Five years, plus at least one renewal
UK Company-owned and franchise-owned restaurants	15 years
Domestic commissary locations	10 years, plus at least one renewal
Domestic and International tractors and trailers	Five to seven years
Domestic and International commissary and office equipment	Three to five years
The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date. For all of its leases in which it is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes. The lease liability is measured at the present value of future lease payments as of the lease commencement date. The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives. An operating lease right-of-use asset is amortized on a straight-line basis over the lease term and is recognized as a single lease cost against the operating lease liability. A finance lease right-of-use asset is amortized on a straight-line basis, with interest costs reported separately, over the lesser of the useful life of the leased asset or lease term. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Operating costs or General and administrative expenses. Variable lease payments are expensed as incurred.
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
The following schedule details the total right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022 (in thousands):

Leases	Classification	December 31, 2023	December 25, 2022
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$31,740	$24,941
Operating lease assets, net	Operating lease right-of-use assets	164,158	172,425
Total lease assets		$195,898	$197,366
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$9,029	$6,850
Current operating lease liabilities	Current operating lease liabilities	24,076	23,418
Noncurrent finance lease liabilities	Long-term finance lease liabilities	24,144	19,022
Noncurrent operating lease liabilities	Long-term operating lease liabilities	151,050	160,905
Total lease liabilities		$208,299	$210,195

Lease costs for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 were as follows:

(Dollars in thousands)	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Finance lease:
Amortization of right-of-use assets	$8,949	$5,704	$4,980
Interest on lease liabilities	1,542	1,029	1,140
Operating lease:
Operating lease cost	41,514	42,815	43,072
Short-term lease cost	4,239	4,171	2,032
Variable lease cost	10,005	9,129	8,572
Total lease costs	66,249	62,848	59,796
Sublease income	(9,842)	(11,654)	(12,039)
Total lease costs, net of sublease income	$56,407	$51,194	$47,757
Future minimum lease payments under contractually-obligated leases and associated sublease income as of December 31, 2023 were as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
2024	$10,266	$31,274	$8,318
2025	8,616	35,153	7,949
2026	7,588	31,254	7,229
2027	5,550	25,418	6,565
2028	2,610	19,903	5,990
Thereafter	1,970	78,136	27,945
Total future minimum lease payments	36,600	221,138	63,996
Less imputed interest	(3,427)	(46,012)	—
Total present value of lease liabilities	$33,173	$175,126	$63,996
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK which are primarily operating leases. At December 31, 2023, we leased and subleased approximately 322 Papa John’s restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $9.8 million, $11.7 million and $12.0 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively, within Other revenues in the Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 48 Domestic leases. These leases have varying terms, the latest of which expires in 2036. As of December 31, 2023, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $7.3 million. This contingent liability is not included in the Consolidated Balance Sheets or future minimum lease obligation. The fair value of the guarantee is not material.
There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2023, December 25, 2022 and December 26, 2021:

(Dollars in thousands)	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,542	$1,029	$1,140
Financing cash flows from finance leases	$8,821	$5,416	$4,566
Operating cash flows from operating leases (a)	$37,814	$35,573	$38,530
Right-of-use assets obtained in exchange for new finance lease liabilities	$16,734	$9,875	$9,486
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,380	$53,869	$64,420
Cash received from sublease income	$8,855	$10,847	$11,597

Weighted-average remaining lease term (in years):
Finance leases	4.30	4.43	4.51
Operating leases	7.81	8.44	8.30
Weighted-average discount rate:
Finance leases	4.87%	4.59%	5.08%
Operating leases	5.62%	5.63%	6.20%
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

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Consolidated Balance Sheets (in thousands):

	December 31, 2023	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$5,494	$17,174
Accounts receivable, net	18,026	14,780
Prepaid expenses and other current assets	2,223	1,815
Total current assets	25,743	33,769
Deferred income taxes	674	655
Total assets	$26,417	$34,424

Liabilities
Current liabilities:
Accounts payable	$1,509	$12,428
Accrued expenses and other current liabilities	22,245	17,936
Current deferred revenue	4,327	4,395
Total current liabilities	28,081	34,759
Deferred revenue	2,627	2,503
Total liabilities	$30,708	$37,262

5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Consolidated Balance Sheets. During the years ended December 31, 2023 and December 25, 2022, the Company recognized $34.5 million and $33.4 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	December 31, 2023	December 25, 2022	Change
Franchise fee liabilities	$20,564	$23,836	$(3,272)
Unredeemed gift card liabilities	6,955	6,874	81
Customer loyalty program obligations	13,274	13,766	(492)
Total contract liabilities	$40,793	$44,476	$(3,683)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of December 31, 2023 and December 25, 2022, the contract assets were approximately $7.9 million and $6.2 million, respectively. For the years ended December 31, 2023 and December 25, 2022, revenue was reduced approximately $3.9 million and $3.4 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,746	$2,628	$2,463	$2,254	$2,004	$5,305	$17,400
Approximately $3.2 million of area development fees related to unopened restaurants and International unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

6. Stockholders’ Deficit
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of December 31, 2023 and December 25, 2022, respectively. The Company’s outstanding shares of common stock, net of repurchased common stock held as treasury stock, were 32.5 million shares at December 31, 2023 and 34.7 million shares at December 25, 2022.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. This share repurchase program operated alongside our previous $75.0 million share repurchase authorization, which began on November 4, 2020 and expired on December 26, 2021. The following table summarizes our repurchase activity for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively:

(In thousands, except average price per share) Year Ended	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2023	2,523	$83.10	$209,640	$90,160
December 25, 2022	1,343	$93.07	$125,000	$299,800
December 26, 2021	594	$121.96	$72,499	$424,800
(a)    Aggregate cost of shares purchased for year ended December 31, 2023 excludes $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities for the year ended December 31, 2023.
We did not repurchase any shares subsequent to December 31, 2023. Approximately $90.2 million remained available under the Company’s share repurchase program as of February 22, 2024.
The shares repurchased during the year ended December 31, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at a price of $82.52 per share, for aggregate consideration of $179.6 million. Refer to “Note 18. Related Party Transactions” for additional details.
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
Dividends on Common Stock
The Company paid aggregate cash dividends of approximately $58.5 million ($1.76 per share), $54.8 million ($1.54 per share) and $40.4 million ($1.15 per share) to common stockholders for the years 2023, 2022 and 2021, respectively.
On January 30, 2024, our Board of Directors declared a first quarter 2024 dividend of $0.46 per common share, representing a $15.1 million aggregate dividend that was paid on February 23, 2024 to stockholders of record as of the close of business on February 12, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
Preferred Stock
The Company has authorized 5.0 million shares of preferred stock (of which none were issued or outstanding at December 31, 2023 or December 25, 2022, respectively).
On May 11, 2021, the Company entered into a Share Repurchase Agreement with certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), pursuant to which (i) the Company repurchased from Starboard 78,387 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”) and (ii) Starboard converted the remaining 171,613 shares of Series B Preferred Stock that it owned into 3,458,360 shares of the Company’s common stock pursuant to the terms of the Certificate of Designation of the Series B Preferred Stock. On June 3, 2021, the Company entered into agreements with certain franchisee investors to repurchase 1,000 shares of the outstanding Series B Preferred Stock and convert the remaining 1,530 shares of Series B Preferred Stock into 30,769 shares of common stock. The Company paid Starboard and the franchisee investors aggregate one-time cash payments of $188.6 million for the repurchase and conversion of all of the outstanding shares of Series B Preferred Stock. The excess of the cash payment over the carrying value of the respective Series B Preferred Stock redeemed resulted in $109.9 million of dividends on redemption of Series B Preferred Stock in the Consolidated Statements of Operations, which reduced net income attributable to common stockholders and also reduced diluted earnings per share by $3.10 for the year ended December 26, 2021. As a result of the repurchase and conversion, there were no shares of Series B Preferred Stock issued or outstanding at December 31, 2023 or December 25, 2022.
Dividends on Series B Preferred Stock
The Company paid common stock “pass-through” dividends on an as-converted basis to Series B Preferred Stockholders of $1.1 million and preferred dividends on the Series B Preferred Stock of $3.0 million in 2021. The Company also paid $1.5 million of common stock deemed dividend distributions in connection with the repurchase and conversion of the Series B Preferred Stock in 2021.

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

The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 are as follows (in thousands, except per share data):

	2023	2022	2021
Basic earnings per common share
Net income attributable to the Company	$82,098	$67,772	$120,016
Dividends on redemption of Series B Convertible Preferred Stock	—	—	(109,852)
Dividends paid to participating securities	—	(306)	(6,091)
Net income attributable to participating securities	—	(104)	—
Net income attributable to common shareholders	$82,098	$67,362	$4,073

Basic weighted average common shares outstanding	32,931	35,497	35,007
Basic earnings per common share	$2.49	$1.90	$0.12

Diluted earnings per common share
Net income attributable to common shareholders	$82,098	$67,362	$4,073

Weighted average common shares outstanding	32,931	35,497	35,007
Dilutive effect of outstanding equity awards (a)	228	220	330
Diluted weighted average common shares outstanding	33,159	35,717	35,337
Diluted earnings per common share	$2.48	$1.89	$0.12
______________________________
(a)Excludes 194,846 shares underlying equity awards for the year ended December 31, 2023, as the effect of including such awards would have been anti-dilutive, and none in 2022 or 2021.
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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and December 25, 2022 are as follows:

	Carrying Value	Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$29,449	$29,449	$—	$—
Interest rate swaps (b)	$107	$—	$107	$—

Financial liabilities:
Interest rate swaps (b)	$483	$—	$483	$—

December 25, 2022
Financial assets:
Cash surrender value of life insurance policies (a)	$30,120	$30,120	$—	$—
Interest rate swaps (b)	$986	$—	$986	$—
______________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan. See “Note 21. Employee Benefit Plans” for additional information.
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected Secured Overnight Financing Rates (“SOFR”). Interest rate swaps entered into prior to 2023 were based on LIBOR.
There were no transfers among levels within the fair value hierarchy during fiscal 2023 or 2022.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of December 31, 2023 and December 25, 2022:

	December 31, 2023		December 25, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$352,500	$400,000	$339,500

9. Noncontrolling Interests
As of December 31, 2023 and December 25, 2022 the Company had three joint venture arrangements comprising 98 restaurants. As further described in “Note 22. Divestitures,” the Company divested its 51 percent interest in one joint venture that owned 90 restaurants in the second quarter of 2022.

Net income attributable to these joint ventures for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 was as follows (in thousands):

	2023	2022	2021
Papa John’s International, Inc.	$1,672	$3,136	$8,457
Redeemable noncontrolling interests	198	574	2,609
Nonredeemable noncontrolling interests	503	1,003	2,330
Total net income	$2,373	$4,713	$13,396
The following summarizes changes in our redeemable noncontrolling interests in 2023 and 2022 (in thousands):

Balance at December 26, 2021	$5,498
Net income	574
Distributions	(4,855)
Balance at December 25, 2022	$1,217
Net income	198
Distributions	(564)
Balance at December 31, 2023	$851

10. Allowance for Credit Losses
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 26, 2021	$2,364	$1,500
Current period provision for expected credit losses, net (a)	6,474	14,066
Write-offs charged against the allowance	(2,120)	(1,067)
Balance at December 25, 2022	$6,718	$14,499
Current period provision for expected credit losses, net (b)	3,609	1,784
Write-offs charged against the allowance	(1,974)	(191)
Balance at December 31, 2023	$8,353	$16,092
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
(b)    During the fourth quarter of 2023, the Company recorded $1.7 million of reserves for certain accounts receivable and notes receivable associated with the termination of a specific franchisee in the UK and $0.9 million of reserves for certain accounts receivable related to the conflict in the Middle East.

11. Goodwill
The following summarizes changes in the Company’s goodwill, by reportable segment (in thousands):

	Domestic Company- owned Restaurants	International	All Others	Total
Balance at December 26, 2021	$64,254	$15,942	$436	$80,632
Acquisitions (a)	1,161	—	—	1,161
Divestitures (b)	(9,908)	—	—	(9,908)
Foreign currency adjustments	—	(1,269)	—	(1,269)
Balance at December 25, 2022	$55,507	$14,673	$436	$70,616
Acquisitions (a)	1,102	4,274	—	5,376
Divestitures (b)	—	—	(436)	(436)
Foreign currency adjustments	—	650	—	650
Balance at December 31, 2023	$56,609	$19,597	$—	$76,206
______________________________
(a)Goodwill from acquisitions for the year 2023 includes $4.3 million from the UK franchisee acquisitions as well as $1.1 million related to the Domestic restaurant acquisitions. See “Note 24. Acquisitions” for further information. Goodwill from acquisitions for the year 2022 include $1.2 million in 2022, due to acquisitions of two restaurants.
(b)During the year ended December 31, 2023, the Company disposed of $0.4 million of goodwill in connection with the sale of our Preferred Marketing Solutions business. In conjunction with the refranchising of our 51.0% ownership interest in a 90-restaurant consolidated joint venture in Texas during the year ended December 25, 2022, goodwill was allocated to the disposal group based on relative fair value within the Domestic Company-owned restaurants reporting group. See “Note 22. Divestitures” for further information.

12. Debt
Long-term debt, net consists of the following (in thousands):

	December 31, 2023	December 25, 2022
Senior notes	$400,000	$400,000
Revolving facilities	364,000	205,000
Outstanding debt	764,000	605,000
Unamortized debt issuance costs	(6,578)	(7,931)
Total long-term debt, net	$757,422	$597,069
Senior Notes
On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. The Notes are guaranteed by each of the Company’s existing and future Domestic restricted subsidiaries that are guarantors or borrowers under the Credit Agreement (as defined below) or other certain indebtedness. The Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside the United States under Regulation S of the Securities Act. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year at a fixed interest rate of 3.875% per annum. In connection with the Notes, the Company recorded $7.1 million of debt issuance costs, which are being amortized into Net interest expense over the term of the Notes.
The net proceeds from the Notes, together with borrowings under the Credit Agreement (as defined below), were used to repay outstanding revolver and term loan borrowings under the Company’s Previous Credit Agreement (as defined below).

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
Credit Agreement
Concurrently with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) replacing the previous credit agreement (“Previous Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The Credit Agreement was amended on May 30, 2023 to update the borrowing benchmark from LIBOR to SOFR with a fixed credit spread adjustment of 0.10%. In connection with the Credit Agreement, the Company recorded $2.1 million of debt issuance costs during the year ended December 26, 2021, which are being amortized into Net interest expense over the term of the Credit Agreement. The remaining availability under the PJI Revolving Facility was $236.0 million as of December 31, 2023.
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
Loans under the PJI Revolving Facility accrue interest at a per annum rate equal to, at the Company’s election, either a SOFR rate plus a margin ranging from 1.25% to 2.00% or a base rate (generally determined according to the greater of a prime rate, federal funds rate plus 0.50%, or a SOFR rate plus 1.00%) plus a margin ranging from 0.25% to 1.00%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to an earnings calculation, Consolidated EBITDA (as defined in the Credit Agreement), for the then most recently ended four quarter period (the “Leverage Ratio”). An unused commitment fee ranging from 18 to 30 basis points per annum, determined according to the Leverage Ratio, applies to the underutilized commitments under the PJI Revolving Facility. Loans outstanding under the PJI Revolving Facility may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings for which a SOFR rate election is in effect.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as Consolidated EBITDA (as defined in the Credit Agreement) plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00. We were in compliance with these financial covenants at December 31, 2023.
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

PJMF Revolving Facility
PJMF has a revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 with U.S. Bank National Association, as lender. On September 30, 2023, the Company amended the PJMF Revolving Facility to, among other items: (i) extend the maturity date to September 30, 2024; (ii) amend the variable interest rate to one-month SOFR plus 1.975%; and (iii) expand the capacity from $20.0 million to $30.0 million.
The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2024, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of the one-month SOFR plus 1.975%. There was no debt outstanding under the PJMF Revolving Facility as of December 31, 2023 or December 25, 2022. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Derivative Financial Instruments
On June 23, 2023, the Company entered into a new interest rate swap with an initial notional value of $100.0 million to replace the Company’s prior interest swaps, which had a notional value of $125.0 million and matured on April 30, 2023. The objective of the interest rate swap is to mitigate the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Revolving Facility. We have designated the interest rate swap as a cash flow hedge and will assess hedge effectiveness at regular intervals through the maturity date of June 30, 2025. The interest rate swaps are recorded at fair value at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Consolidated Balance Sheets and reclassified to Net interest expense in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings.
As of December 31, 2023, we have the following interest rate swap agreements with a total notional value of $100.0 million:

Effective Dates	Floating Rate Debt		Fixed Rates
June 23, 2023 through June 30, 2025	$50	million	4.55%
June 23, 2023 through June 30, 2025	$50	million	4.55%
In 2021, our prior interest rate swaps, which matured on April 30, 2023, were de-designated as cash flow hedges following the issuance of the Notes and remained undesignated as hedges through June 26, 2022. For these de-designated hedges, the portion of gains or losses on the derivative instruments previously recognized in AOCL were reclassified into earnings as adjustments to Net interest expense on a straight-line basis over the remaining life of the originally hedged transactions.
As of June 27, 2022, the interest rate swaps were re-designated as cash flow hedges to provide a hedge against changes in variable rate cash flows regarding fluctuations in the LIBOR rate previously utilized under the PJI Revolving Facility. Therefore, beginning in the third quarter of 2022 and through the maturity date of April 30, 2023, our prior interest rate swaps were accounted for utilizing cash flow hedge accounting treatment.
We recognized income of $1.5 million ($1.1 million after tax), $4.8 million ($3.7 million after tax) and $6.8 million ($5.3 million after tax) in 2023, 2022 and 2021, respectively, in other comprehensive income for the net change in the fair value of our interest rate swaps.
The following table provides information on the location and amounts of our swaps in the accompanying Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value December 31, 2023	Fair Value December 25, 2022
Prepaid expenses and other current assets	$107	$986
Other long-term liabilities	$483	$—
As of December 31, 2023, the portion of the aggregate $0.4 million interest rate swap liability that would be reclassified into interest expense during the next twelve months is a benefit of approximately $0.1 million.

The effect of derivative instruments on the accompanying Consolidated Financial Statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Consolidated Statements of Operations
Interest rate swaps:
2023	$1,125	Net interest expense	$173	$(43,469)
2022	$3,663	Net interest expense	$(2,384)	$(25,261)
2021	$5,273	Net interest expense	$(5,965)	$(17,293)
Interest paid, including payments made or received under the swaps, was $37.3 million, $24.4 million and $13.4 million in fiscal 2023, 2022 and 2021, respectively.

13. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31, 2023	December 25, 2022
Land	$28,584	$31,679
Buildings and improvements	91,448	91,462
Leasehold improvements	154,441	136,095
Equipment and other	542,608	498,792
Construction in progress	25,610	32,265
Total property and equipment	842,691	790,293
Accumulated depreciation and amortization	(559,879)	(540,500)
Property and equipment, net	$282,812	$249,793

14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2023	December 25, 2022
Marketing	$37,628	$36,858
Salaries, benefits and bonuses	36,491	21,934
Insurance reserves, current	27,240	29,676
Purchases	24,198	13,789
Interest accrual	8,167	5,235
Litigation accrual (a)	5,000	15,000
Other	19,443	20,043
Total	$158,167	$142,535
______________________________
(a)    See “Note 19. Litigation, Commitments and Contingencies” for additional information.

15. Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31, 2023	December 25, 2022
Insurance reserves	$29,512	$37,624
Deferred compensation plan (a)	28,342	28,285
Other	2,338	2,408
Total	$60,192	$68,317
______________________________
(a)    See “Note 21. Employee Benefit Plans” for additional information on our non-qualified deferred compensation plan.

16. Restructuring
International Restructuring
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position our largest markets, including the UK, for long-term profitable growth and brand strength. During the fourth quarter of the year ended December 31, 2023, the Company commenced approved initiatives under the International Transformation Plan related to establishing new regional hubs across APAC (Asia Pacific), EMEA (Europe, Middle East and Africa), and Latin America that will be led by experienced general managers and their teams.
The Company incurred restructuring related costs of $2.2 million for the year ended December 31, 2023 related to the International Transformation Plan. Restructuring related costs associated with the approved initiatives primarily relate to employee severance benefits accounted for under ASC 712, “Compensation - Nonretirement Postemployment Benefits”, professional services, recruiting and relocation costs, and stock-based compensation forfeitures on unvested awards. These costs were included in General and administrative expenses in the Consolidated Statements of Operations. Total estimated pre-tax costs associated with approved initiatives in 2023 are approximately $3.0 million to $6.0 million, all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2024. These estimates will be updated as additional initiatives associated with the International Transformation Plan are developed and approved. Refer to Note 25. Subsequent Events for further details on initiatives approved by our Board of Directors subsequent to December 31, 2023.
The following table summarizes restructuring related costs recorded for the year ended December 31, 2023 (in thousands):

December 31, 2023
Employee severance	$1,522
Professional services	527
Recruiting	150
Total international transformation costs	2,199
Stock-based compensation forfeitures on unvested awards	(21)
Total international transformation costs, net of stock-based award forfeitures	$2,178
The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets (in thousands):

	Employee severance	Professional services	Recruiting	Total
Balance as of December 25, 2022	$—	$—	$—	$—
Charges	1,522	527	150	2,199
Payments	(295)	—	(121)	(416)
Balance as of December 31, 2023	$1,227	$527	$29	$1,783
Strategic Corporate Reorganization (2021)
On September 17, 2020, we announced plans to open an office in Atlanta, Georgia located in Three Ballpark Center at The Battery Atlanta, which opened in October 2021. The space is designed to drive continued menu innovation and optimize integration across marketing, communications, customer experience, operations, human resources, diversity, equity and inclusion, financial planning and analysis, investor relations and development functions. Our information technology, finance, supply chain, and legal teams continue to operate in our Louisville, Kentucky office, which remains critical to our success. We also maintain an office outside of London, UK, where our International operations are managed. Employees whose positions were relocated to the new Atlanta office were either offered an opportunity to continue with the organization or were offered a severance package. As a result, we incurred one-time corporate reorganization costs of approximately $13.1 million during the year ended December 26, 2021 as detailed in the table below (in thousands).

December 26, 2021
Employee severance and other employee transition costs	$5,429
Recruiting and professional fees	3,815
Relocation costs	3,100
Other costs	750
Total strategic corporate reorganization costs	$13,094
There were no additional corporate reorganization costs incurred during the year ended December 31, 2023 or December 25, 2022, and all costs incurred during 2021 were paid by December 25, 2022.
We record severance as a one-time termination benefit and recognize the expense ratably over the employees’ required future service period. All other costs, including employee transition costs, recruitment and relocation costs, and third-party costs, are recognized in the period incurred. All strategic corporate reorganization costs were recorded in General and administrative expenses on the Consolidated Statements of Operations.

17. Income Taxes
The following table presents the domestic and foreign components of income before income taxes for 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Domestic income	$91,218	$65,434	$115,221
Foreign income	12,455	18,335	35,727
Total income	$103,673	$83,769	$150,948
Included within the foreign income before income taxes above is $24.1 million, $23.6 million, and $22.4 million of foreign sourced income subject to foreign withholding taxes in 2023, 2022, and 2021, respectively.

A summary of the expense (benefit) for income tax follows (in thousands):

	2023	2022	2021
Current:
Federal	$20,742	$3,496	$10,591
Foreign	3,916	5,335	8,812
State and local	2,207	2,791	2,837
Deferred:
Federal	(4,115)	4,243	2,430
Foreign	(558)	(1,152)	769
State and local	(1,318)	(293)	554
Total income tax expense	$20,874	$14,420	$25,993
The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 is as follows in both dollars and as a percentage of income before income taxes (dollars in thousands):

	2023		2022		2021
	Income Tax Expense (Benefit)	Income Tax Rate	Income Tax Expense (Benefit)	Income Tax Rate	Income Tax Expense (Benefit)	Income Tax Rate
Tax at U.S. federal statutory rate	$21,771	21.0%	$17,591	21.0%	$31,699	21.0%
State and local income taxes	1,866	1.8%	1,422	1.7%	2,317	1.5%
Foreign income taxes	5,159	4.9%	4,672	5.6%	9,144	6.1%
Income of consolidated partnerships attributable to noncontrolling interests	(159)	(0.2)%	(355)	(0.4)%	(1,110)	(0.7)%
Non-qualified deferred compensation plan expense (income)	(752)	(0.7)%	1,278	1.5%	(911)	(0.6)%
Excess tax (benefits) on equity awards	(539)	(0.5)%	(3,902)	(4.7)%	(3,697)	(2.5)%
Tax credits	(7,003)	(6.8)%	(8,981)	(10.7)%	(8,830)	(5.9)%
Non-deductible executive compensation	1,341	1.3%	2,450	2.9%	2,636	1.7%
Foreign-derived intangible income	(1,263)	(1.2)%	(1,452)	(1.7)%	(1,519)	(1.0)%
US deferred offset on foreign deferreds	270	0.3%	1,183	1.4%	238	0.2%
Other	183	0.2%	514	0.6%	(3,974)	(2.6)%
Total	$20,874	20.1%	$14,420	17.2%	$25,993	17.2%

Significant deferred tax assets (liabilities) follow (in thousands):

	December 31, 2023	December 25, 2022
Accrued liabilities	$12,735	$17,424
Accrued bonuses	2,284	351
Other liabilities and asset reserves	15,315	14,607
Equity awards	7,988	7,905
Lease liabilities	45,550	45,646
Other	2,825	2,904
Net operating losses	13,759	11,738
Foreign tax credit carryforwards	23,888	20,198
Total deferred tax assets	124,344	120,773
Valuation allowances	(37,609)	(32,052)
Total deferred tax assets, net of valuation allowances	86,735	88,721

Deferred expenses	(5,719)	(5,756)
Accelerated depreciation	(23,012)	(31,098)
Goodwill	(7,881)	(7,690)
Right-of-use assets	(41,513)	(41,892)
Other	(1,071)	(365)
Total deferred tax liabilities	(79,196)	(86,801)
Net deferred tax assets	$7,539	$1,920
The following table summarizes changes in the Company’s valuation allowances on deferred tax (in thousands):

Balance at December 26, 2021	$28,598
Charged to costs and expenses	3,454
Balance at December 25, 2022	$32,052
Charged to costs and expenses	5,470
Other	87
Balance at December 31, 2023	$37,609
The Company had approximately $10.3 million and $10.2 million of state deferred tax assets in separate company jurisdictions primarily related to state net operating loss carryforwards as of December 31, 2023 and December 25, 2022, respectively. Our ability to utilize these state deferred tax assets is dependent on our ability to generate earnings in future years in the respective state jurisdictions. The Company provided a full valuation allowance of $10.3 million and $10.2 million for these state deferred tax assets as we believe realization based on the more-likely-than-not criteria has not been met as of December 31, 2023 and December 25, 2022, respectively.
The Company had approximately $3.0 million and $2.0 million of state deferred tax assets related to state income tax credit carryforwards as of December 31, 2023 and December 25, 2022, respectively. Our ability to fully utilize these deferred tax assets related to state income tax credit carryforwards is dependent on our ability to generate earnings in future years in the respective state jurisdictions. The Company provided a partial valuation allowance of $0.7 million and $0.5 million against these state deferred tax assets at December 31, 2023 and December 25, 2022, respectively. We believe that a portion of these state income tax credit carryforwards would not be realizable before expiration.
The Company had approximately $4.6 million and $2.2 million of foreign net operating loss and capital loss carryovers as of December 31, 2023 and December 25, 2022, respectively. The Company had approximately $2.7 million and $1.2 million of valuation allowances primarily related to the foreign net operating losses, foreign capital losses and foreign deferred tax assets at both December 31, 2023 and December 25, 2022. A substantial majority of our foreign net operating losses do not have an expiration date.

In addition, the Company had approximately $23.9 million and $20.2 million in foreign tax credit carryforwards as of December 31, 2023 and December 25, 2022, respectively, that expire ten years from inception in years 2027 through 2033. Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years. The Company provided a full valuation allowance of $23.9 million and $20.2 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 31, 2023 and December 25, 2022, respectively.
Cash for income taxes paid were $12.5 million in 2023, $11.7 million in 2022 and $32.6 million in 2021.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for years before 2019. The Company is currently undergoing examinations by various tax authorities.
The Company had $1.1 million of unrecognized tax benefits at December 31, 2023 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded in Other long-term liabilities in the Consolidated Balance Sheets (in thousands):

Balance at December 26, 2021	$896
Additions for tax positions of prior years	331
Reductions for tax positions of prior years	(65)
Balance at December 25, 2022	$1,162
Additions for tax positions of prior years	217
Reductions for tax positions of prior years	(321)
Balance at December 31, 2023	$1,058
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company has accrued approximately $0.1 million for the payment of interest and penalties as of December 31, 2023 and December 25, 2022.

18. Related Party Transactions
Shaquille O’Neal
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
On July 29, 2021, the Company and PJMF entered into Amendment No. 2 (the “Second Amendment”) to the Original Endorsement Agreement with ABG-Shaq. Pursuant to the Second Amendment, the Company was granted the ability to use the Personality Rights for a limited time to promote, advertise, and sell our co-branded extra-large pizza developed under the First Amendment. ABG-Shaq did not receive any additional royalty fees from the Company beyond the cash payment already contemplated under the Original Endorsement Agreement under the Amendment. In addition, the Company donated one U.S. dollar for each unit of the pizza sold in the United States and one Canadian dollar for each unit sold in Canada to The Papa John’s Foundation for Building Community.
On March 15, 2022, the Original Endorsement Agreement expired by its terms. On April 10, 2022, the Company and PJMF entered into a new Endorsement Agreement (the “New Endorsement Agreement”), effective March 15, 2022, with ABG-Shaq, LLC (“ABG-Shaq”), to replace the Original Endorsement Agreement.
The terms of the New Endorsement Agreement are substantially similar to the Original Endorsement Agreement. As consideration for the rights and services granted under the New Endorsement Agreement, the Company and PJMF agreed to pay to ABG-Shaq aggregate cash payments of $5.6 million over the three years of the New Endorsement Agreement. The Company and PJMF will also pay ABG-Shaq a royalty fee for the co-branded pizza product if the total amount of royalties in a given contract year (calculated as $0.20 per co-branded pizza sold) exceeds the contractual cash payment for that year, in which case the amount of the royalty payment will be the excess of the royalties over the cash payment amount. The Company did not pay royalties in 2023 and 2022 for the co-branded pizza promotion. The Company and PJMF will also pay expenses related to the marketing and personal services provided by Mr. O’Neal.
In addition, the Company agreed to grant 55,898 restricted stock units (the “RSUs”) to Mr. O’Neal (as agent of ABG) under the Company’s 2018 Omnibus Incentive Plan. The RSUs will vest into an equivalent number of shares of the Company’s common stock according to the following vesting schedule:
●    33% (18,632) of the RSUs vested on April 12, 2023;
●    33% (18,632) of the RSUs will vest on March 15, 2024; and
●    33% (18,634) of the RSUs will vest on March 15, 2025.
The initial term of the New Endorsement Agreement ends on March 15, 2025, with an option for a one-year extension upon the parties’ mutual agreement. The New Endorsement Agreement also includes customary exclusivity, termination and indemnification clauses.
Effective August 1, 2023, the Company and PJMF entered into Amendment No. 1 to the New Endorsement Agreement (“Amendment No. 1”). As consideration for rights and services granted within Amendment No. 1, the Company agreed to a pay a minimum donation of $375,000 for the benefit of The Shaquille O’Neal Foundation, of which $125,000 was paid during 2023 with the remaining $250,000 to be paid during 2024.
Starboard Share Repurchase
On March 1, 2023, the Company repurchased approximately 2.2 million shares from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at $82.52 per share, for a total aggregate consideration of $179.6 million. The transaction was negotiated by an independent committee of the Board of Directors formed for the purpose of evaluating a possible transaction involving Starboard, and was approved by the full Board upon such independent committee’s recommendation. Starboard’s Chief Executive Officer is Jeffrey Smith, who previously served as the Company’s Chairman of the Board until his resignation on March 1, 2023.

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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2023. The proposed settlement is subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
Commitments and Contingencies
We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to surety bonds with off-balance sheet risk for a total of $20.7 million as of December 31, 2023. The surety bond arrangements expire within one year but have automatic renewal clauses. These arrangements have not had, and are unlikely to have in the future, a material impact on our Consolidated Balance Sheets or Consolidated Statements of Operations.
We guarantee leases for certain Papa Johns North American franchisees who have purchased restaurants that were previously Company-owned. We are contingently liable on these leases. The leases have varying terms, the latest of which expires in 2036. As of December 31, 2023, the estimate maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $7.3 million. This contingent liability is not included in the Consolidated Balance Sheets or our future minimum lease obligations. The fair value of the guarantee is not material.
20. Equity Compensation
We award time-based restricted stock, performance-based restricted stock units, and stock options from time to time under the Papa John’s International, Inc. 2018 Omnibus Incentive Plan. There were approximately 3.0 million shares of common stock authorized for issuance and remaining available under the 2018 Omnibus Incentive Plan as of December 31, 2023, which includes 5.9 million shares transferred from the Papa John’s International 2011 Omnibus Incentive Plan.
We recorded stock-based employee compensation expense of $17.9 million in 2023, $18.4 million in 2022 and $16.9 million in 2021. At December 31, 2023, there was $18.9 million of unrecognized compensation cost related to unvested awards, of which the Company expects to recognize $12.4 million in 2024, $5.6 million in 2025 and $0.9 million in 2026.
Stock Options
Options exercised, which were issued from authorized shares, included 43,000 shares in 2023, 82,000 shares in 2022 and 212,000 shares in 2021. The total intrinsic value of the options exercised during 2023, 2022 and 2021 was $1.2 million, $3.4 million and $10.1 million, respectively.
There were no options granted in 2023, 2022 or 2021. Information pertaining to option activity during 2023 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2022	235	$56.53
Exercised	(43)	52.56
Cancelled	(1)	70.96
Outstanding at December 31, 2023	191	$57.35	3.60	$3,681
Exercisable at December 31, 2023	191	$57.35	3.60	$3,681
Restricted Stock
We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (190,000 in 2023, 165,000 in 2022 and 130,000 in 2021). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights. We declared dividends totaling $0.5 million ($1.76 per share) in 2023, $0.5 million ($1.54 per share) in 2022 and $0.4 million ($1.15 per share) in 2021 to holders of time-based restricted stock.
We granted 14,000, 69,000 and 11,000 restricted stock units that are time-based and vest over a period of one to three years in 2023, 2022 and 2021, respectively. Upon vesting, the units are issued from treasury stock. Total dividends declared for these awards were insignificant to the results of our operations.
Additionally, we granted stock settled performance-based restricted stock units to executive management (80,000 units in 2023, 64,000 units in 2022, and 61,000 units in 2021).
The performance-based restricted stock units require the achievement of certain performance and market factors, which consist of the Company’s Total Shareholder Return (“TSR”) relative to a predetermined peer group. The grant-date fair value of the performance-based restricted stock units was determined through the use of a Monte Carlo simulation model.
The following is a summary of the significant assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2023, 2022 and 2021:

Assumptions:	2023	2022	2021
Risk-free interest rate	4.5%	1.5%	0.2%
Expected volatility	38.6%	45.0%	48.3%
The risk-free interest rate for the periods within the contractual life of the performance-based restricted stock unit is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the performance-based restricted stock unit.
The performance-based restricted stock units granted vest over three years (cliff vest) and are expensed over the performance period. The weighted average grant-date fair value of performance-based restricted stock units granted during 2023, 2022 and 2021 was $88.43, $113.90 and $103.14, respectively.
The fair value of time-based restricted stock and performance-based restricted stock units is based on the market price of the Company’s shares on the grant date. Information pertaining to these awards during 2023 is as follows (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Total as of December 25, 2022	518	$91.23
Granted	283	84.13
Forfeited	(92)	95.18
Vested	(226)	75.88
Total as of December 31, 2023	483	$93.27

21. Employee Benefit Plans
The Papa John’s International, Inc. 401(k) Plan (the “401(k) Plan”), is a defined contribution benefit plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to employees who meet certain eligibility requirements and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds.
In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in Other assets ($29.4 million and $30.1 million at December 31, 2023 and December 25, 2022, respectively) and the associated liabilities ($28.3 million at December 31, 2023 and December 25, 2022) are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.
We contributed a matching payment of 4% of a participating employee’s earnings deferred into the 401(k) Plan in 2023 and 2022. In 2021, we contributed a discretionary matching payment of 4%, up to a maximum of 6% of a participating employee’s earnings deferred into both the 401(k) Plan and the non-qualified deferred compensation plan. Such costs were $4.3 million in 2023, $4.4 million in 2022 and $3.5 million in 2021.

22. Divestitures
Divestiture of Preferred Marketing Solutions
On October 22, 2023, we sold the operations of Preferred Marketing Solutions, our previously wholly-owned print and promotions company, for upfront consideration of $0.6 million as well as a percentage of future revenues to be paid on a quarterly basis over the next ten years. In connection with the divestiture, we deconsolidated total net assets of approximately $1.2 million, which primarily included property and equipment of $0.6 million and goodwill of $0.4 million associated with Preferred Marketing Solutions. There was no gain or loss recognized on the sale, and the impact to the Consolidated Financial Statements was not material for the year ended December 31, 2023.
Refranchising Loss
On March 28, 2022, we refranchised our 51.0% ownership interest in a 90-restaurant consolidated joint venture in Texas for $14.0 million, net of transaction costs. In connection with the divestiture, we recorded a one-time, non-cash charge of $8.4 million in Refranchising and impairment loss in the Consolidated Statements of Operations, which reflects net sale proceeds of $14.0 million, the noncontrolling interest of $4.2 million, and the recognition of an unearned royalty stream of $12.2 million to be recognized as revenue over the 10-year term of the franchise agreement executed concurrent with the disposition in accordance with ASC 810, “Consolidation.” Goodwill of $9.9 million was allocated to the disposal group based on relative fair value within the Domestic Company-owned restaurants reporting group. The $8.4 million of the one-time, non-cash refranchising loss was recorded in the first quarter of 2022 and realized upon consummation of the sale in the second quarter of 2022.
Impairment of Reacquired Master Franchise Rights
In the first quarter of 2022, the Company recorded an impairment of $2.8 million in Refranchising and impairment loss in the Consolidated Statements of Operations for reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and government actions taken in response to that conflict, including, but not limited to, international sanctions. The reacquired franchise rights were previously acquired from a former master franchisee and capitalized by the Company.
23. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and principally generates revenues from retail sales of pizza, Papadias, and side items, including breadsticks, Papa Bites, cheesesticks, boneless chicken wings and bone-in chicken wings, dessert items and canned or bottled beverages. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment consists of the operations of all Company-owned restaurants located in the UK, as well as distribution sales to franchised Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of printing and promotional items, franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.
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
The following tables present our segment information.

(In thousands)	2023	2022	2021
Revenues:
Domestic Company-owned restaurants	$726,362	$708,389	$778,323
North America franchising	144,550	137,399	129,310
North America commissaries	852,361	869,634	761,305
International	182,487	158,682	184,099
All others	229,953	227,999	215,384
Total revenues	$2,135,713	$2,102,103	$2,068,421

Intersegment revenues:
North America franchising	$4,267	$4,122	$4,179
North America commissaries	210,614	217,570	215,393
All others	66,487	70,283	75,366
Total intersegment revenues	$281,368	$291,975	$294,938

Depreciation and amortization:
Domestic Company-owned restaurants	$14,184	$11,495	$11,728
North America commissaries	16,046	13,299	11,974
International	3,167	1,774	2,326
All others	15,572	12,681	9,928
Unallocated corporate expenses	15,121	12,783	12,860
Total depreciation and amortization	$64,090	$52,032	$48,816

Operating income:
Domestic Company-owned restaurants (a)	$33,470	$15,966	$49,628
North America franchising	133,800	127,882	120,949
North America commissaries	43,316	42,531	39,873
International (b) (c)	11,766	17,891	34,896
All others	10,116	10,084	17,704
Unallocated corporate expenses (d)	(85,353)	(104,419)	(94,114)
Elimination of intersegment losses (profits)	27	(905)	(695)
Total operating income	$147,142	$109,030	$168,241
______________________________
(a)    Includes a one-time, non-cash charge of $8.4 million associated with the refranchising of the Company’s ownership interest in a 90-restaurant joint venture, recorded as Refranchising and impairment loss for the year ended December 25, 2022. See “Note 22. Divestitures” for additional information.
(b)    For the year ended December 31, 2023, International includes the following:

•$4.2 million of costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
•$2.2 million of costs related to the Company’s International restructuring plan, comprised of $1.5 million in severance compensation costs and $0.7 million in consulting and professional fees.
•$0.9 million one-time non-cash charge related to the reserve of certain accounts receivable related to the conflict in the Middle East.
(c)    For the year ended December 25, 2022, International includes charges of $3.5 million related to one-time, non-cash reserves for certain accounts receivable and impairments of reacquired franchise rights due to the financial and operational impact of the conflict in Ukraine and $6.1 million of costs associated with the termination of significant franchisees in the UK, including the reserve of certain accounts and notes receivable and operating lease right-of-use assets impairment. See “Note 22. Divestitures” and “Note 10. Allowance for Credit Losses” for additional information.
(d)    For the year ended December 31, 2023, Unallocated corporate expenses includes $2.0 million of severance and related costs associated with the transition of certain executives and $0.6 million for certain legal settlements. For the year ended December 25, 2022, Unallocated corporate expenses includes $15.0 million for certain legal settlements, $13.9 million of one-time, non-cash reserves of certain notes receivable, and $1.5 million of advisory fees and severance costs associated with the transition of certain executives.

(In thousands)	2023	2022	2021
Property and equipment, net:
Domestic Company-owned restaurants	$257,318	$238,658	$241,050
North America commissaries	161,303	149,920	149,218
International	32,083	16,080	14,642
All others	138,028	131,210	109,052
Unallocated corporate assets	253,959	254,425	236,132
Accumulated depreciation and amortization	(559,879)	(540,500)	(526,238)
Property and equipment, net	$282,812	$249,793	$223,856

Expenditures for property and equipment:
Domestic Company-owned restaurants	$25,016	$23,057	$16,108
North America commissaries	10,654	5,729	4,007
International	6,518	5,175	1,979
All others	18,664	18,296	18,645
Unallocated corporate	15,768	26,134	27,820
Total expenditures for property and equipment	$76,620	$78,391	$68,559
Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment:

	Reportable Segments
(In thousands)	Year Ended December 31, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$726,362	$—	$—	$34,463	$—	$760,825
Franchise royalties and fees	—	148,817	—	50,437	—	199,254
Commissary sales	—	—	1,062,975	72,287	—	1,135,262
Other revenues	—	—	—	25,300	296,440	321,740
Eliminations	—	(4,267)	(210,614)	—	(66,487)	(281,368)
Total segment revenues	726,362	144,550	852,361	182,487	229,953	2,135,713
International other revenues (a)	—	—	—	(25,300)	25,300	—
Total revenues	$726,362	$144,550	$852,361	$157,187	$255,253	$2,135,713

	Reportable Segments
(In thousands)	Year Ended December 25, 2022
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$708,389	$—	$—	$—	$—	$708,389
Franchise royalties and fees	—	141,521	—	49,422	—	190,943
Commissary sales	—	—	1,087,204	80,481	—	1,167,685
Other revenues	—	—	—	28,779	298,282	327,061
Eliminations	—	(4,122)	(217,570)	—	(70,283)	(291,975)
Total segment revenues	708,389	137,399	869,634	158,682	227,999	2,102,103
International other revenues (a)	—	—	—	(28,779)	28,779	—
Total revenues	$708,389	$137,399	$869,634	$129,903	$256,778	$2,102,103

	Reportable Segments
(In thousands)	Year Ended December 26, 2021
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$778,323	$—	$—	$—	$—	$778,323
Franchise royalties and fees	—	133,489	—	53,148	—	186,637
Commissary sales	—	—	976,698	97,623	—	1,074,321
Other revenues	—	—	—	33,328	290,750	324,078
Eliminations	—	(4,179)	(215,393)	—	(75,366)	(294,938)
Total segment revenues	778,323	129,310	761,305	184,099	215,384	2,068,421
International other revenues (a)	—	—	—	(33,328)	33,328	—
Total revenues	$778,323	$129,310	$761,305	$150,771	$248,712	$2,068,421
______________________________
(a)    Other revenues as reported in the Consolidated Statements of Operations include $25.3 million, $28.8 million and $33.3 million of revenue for the years ended December 31, 2023, December 25, 2022, and December 26, 2021 respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from International franchisees in the UK that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Consolidated Statements of Operations.

24. Acquisitions
UK Franchisee Acquisitions
As part of our investment to reposition our UK business, in 2023 we acquired a portfolio of Company-owned restaurants in the UK market that were previously franchised. Our control and ownership of this portfolio enables us to implement operating model enhancements in the restaurants including revenue management capabilities, product and technological innovation and operational efficiencies to improve sales and restaurant-level profitability, and to drive initiatives for future growth and profitability in the Company’s largest market outside of North America. As part of this investment, the Company acquired 91 Papa Johns restaurants previously operated by the M25 division of Drake Food Service International in the United Kingdom on June 2, 2023 for total consideration of approximately $13.7 million. The Company acquired an additional 27 Papa Johns restaurants in the United Kingdom in the third quarter of 2023 for total consideration of approximately $1.5 million. Collectively, we refer to these acquisitions as the “UK franchisee acquisitions.”
During the year ended December 31, 2023, the Company incurred $2.1 million of acquisition and transition costs related to the UK franchisee acquisitions. These expenses were recorded within General and administrative expenses and within the International segment in the Consolidated Statements of Operations. The results of operations of the acquired restaurants after their respective acquisition dates are included within the International segment in the Company’s Consolidated Statements of Operations. The impact of the acquisitions was not material to the Company’s Consolidated Financial Statements.
The UK franchisee acquisitions have been accounted for as business combinations. As such, the Company concluded that the consideration was measured at fair value and has recorded the preliminary estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. Total consideration was approximately $15.2 million, of which $13.7 million was pre-existing accounts receivable and notes receivable and is classified as a noncash investing transaction within the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Assets acquired include approximately $10.6 million of property and equipment, net, $0.3 million of inventories and other assets and $4.3 million of goodwill. No measurement period adjustments related to the UK franchisee acquisitions have been recorded during the year ended December 31, 2023
The total goodwill recognized in conjunction with the UK franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the International operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from expected future benefits stemming from implementation of the Company’s operational capabilities and further control of the

Company’s brand name in our most prominent international market. Goodwill also includes certain other benefits that do not qualify for recognition as intangible assets, such as an assembled workforce.
Domestic Acquisitions
During the year ended December 31, 2023, we acquired ten Domestic restaurants for a total purchase price of $4.1 million, which was classified as cash used in investing activities within the Consolidated Statements of Cash Flows. The impact of the acquisitions was not material to the Company’s Consolidated Financial Statements. Acquired assets recorded within the Consolidated Balance Sheets as of December 31, 2023 primarily included restaurant property and equipment of $1.6 million, reacquired franchise rights of $1.3 million, and goodwill of $1.1 million. These amounts include measurement period adjustments to increase property and equipment and reduce reacquired franchise rights by $0.2 million, which were recorded during the fourth quarter of 2023.
The amounts recorded as a result of our preliminary acquisition accounting for the UK franchisee acquisitions and Domestic acquisitions are subject to change and further refinement. The Company is finalizing its valuation of acquired property and equipment as well as gathering and assessing information regarding leases and other assets. The Company expects all outstanding items to be finalized prior to the one-year anniversary date of the respective acquisitions.

25. Subsequent Events
In February 2024, as the next phase of the International Transformation Plan discussed in Note 16, “Restructuring,” the Board of Directors approved a plan to close approximately 50 underperforming Company-owned restaurants in the United Kingdom during the first six months of 2024. The purpose of this plan is to optimize the Company's restaurant portfolio in the UK and improve overall profitability by closing unprofitable locations and allowing us to focus on improving profitability across our remaining portfolio of Company-owned restaurants and franchisee base in the UK.
As a result of this decision, the Company expects to incur restructuring charges of approximately $10.0 million to $15.0 million, which will be recognized during 2024 within our International segment. These charges are expected to primarily consist of lease right-of-use asset and fixed asset impairment charges, employee severance, and other related expenses. The estimated range of restructuring charges is based on management's best estimate at the time of this filing and is subject to change as additional information becomes available. The actual charges may differ from the estimates due to various factors, including the evaluation of our ability to sublease the closed restaurant properties and the number of employees affected by the restaurant closures.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP, an independent registered public accounting firm, has audited the 2023 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Papa John’s International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Papa John’s International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Papa John’s International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company, and our report dated February 29, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Louisville, Kentucky
February 29, 2024

Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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
Item 11. Executive Compensation
Information regarding executive compensation appearing under the captions “Executive Compensation — Compensation Discussion and Analysis,” (excluding information under the subheading “Pay Versus Performance Disclosure”) “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation” and “Item 3. Advisory Approval of the Company’s Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information as of December 31, 2023 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	191,490	$57.35	3,037,514
Equity compensation plans not approved by security holders *	72,307	—	—
Total	263,797	$57.35	3,037,514
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
Item 15. Exhibits, Financial Statement Schedules
(a)(1)Financial Statements:
The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022
•Consolidated Statements of Operations for the years ended December 31, 2023, December 25, 2022, and December 26, 2021
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 25, 2022 and December 26, 2021
•Notes to Consolidated Financial Statements
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

4.4
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 is incorporated herein by reference.

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

10.4*
Amendment to Employment Agreement, dated April 7, 2022, by and between Papa John’s International, Inc. and Robert Lynch. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2022 is incorporated herein by reference.

10.5
Endorsement Agreement executed April 10, 2022, and effective March 15, 2022, by and among, on the one hand, ABG-Shaq, LLC, for the personal services of Shaquille O’Neal, and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our report on Form 8-K as filed on April 13, 2022 is incorporated herein by reference.

10.6
Amended and Restated Credit Agreement, dated September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, Inc., as administrative agent. Exhibit 10.1 to our report on Form 8-K as filed on September 14, 2021 is incorporated herein by reference.

10.7 *
Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 is incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.8*
Papa John’s International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective October 28, 2021. Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2021 is incorporated herein by reference.

10.9*	Papa John’s International, Inc. 2018 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 8, 2018 is incorporated herein by reference.

10.10*	Papa John’s International, Inc. 2011 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 3, 2011 is incorporated herein by reference.

10.11*	Papa John’s International, Inc. Amended and Restated Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K filed on November 4, 2020 is incorporated herein by reference.

10.12*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2012 is incorporated herein by reference.

10.13*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.14*	Amendment No. 2 to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 8-K as filed on December 7, 2020 is incorporated herein by reference.

10.15
Share Repurchase Agreement by and among Papa John’s International, Inc. and the sellers listed on the schedule of sellers attached thereto. Exhibit 101 to our Current Report on Form 8-K as filed on March 2, 2023 is incorporated herein by reference.

10.16
Amendment No. 1, dated as of May 30, 2023, to Amended and Restated Credit Agreement, dated as of September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2023 is incorporated herein by reference.

10.17
Amendment No. 1, effective as of August 1, 2023, to Endorsement Agreement dated as of March 15, 2022 by and among, on the one hand, ABG-Shaq, LLC, for the personal services of Shaquille O’Neal and, on the other hand, Papa John’s Marketing Fund, Inc. and Papa John’s International, Inc. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2023 is incorporated herein by reference.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2**	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Compensation Clawback Policy

101
Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 31, 2023, filed on February 29, 2024 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 29, 2024		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Robert M. Lynch
Robert M. Lynch
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher L. Coleman	Chairman	February 29, 2024
Christopher L. Coleman

/s/ Robert M. Lynch	President and Chief Executive Officer	February 29, 2024
Robert M. Lynch	(Principal Executive Officer and Director)

/s/ Ravi M. Thanawala	Chief Financial Officer	February 29, 2024
Ravi M. Thanawala	(Principal Financial Officer and Principal Accounting Officer)

/s/ John W. Garratt	Director	February 29, 2024
John W. Garratt

/s/ Stephen L. Gibbs	Director	February 29, 2024
Stephen L. Gibbs

/s/ Laurette T. Koellner	Director	February 29, 2024
Laurette T. Koellner

/s/ Jocelyn C. Mangan	Director	February 29, 2024
Jocelyn C. Mangan

/s/ Sonya E. Medina	Director	February 29, 2024
Sonya E. Medina

/s/ John C. Miller	Director	February 29, 2024
John C. Miller

/s/ Shaquille R. O’Neal	Director	February 29, 2024
Shaquille R. O’Neal

/s/ Anthony M. Sanfilippo	Director	February 29, 2024
Anthony M. Sanfilippo