Form 10-Q
period 2024-03-31
PAPA JOHNS INTERNATIONAL INC
filed 2024-05-09
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At May 3, 2024, there were 32,972,325 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,768	$40,587
Accounts receivable, net	94,506	104,244
Notes receivable, current portion	5,802	5,199
Income tax receivable	1,906	2,577
Inventories	38,073	36,126
Prepaid expenses and other current assets	57,872	42,285
Total current assets	225,927	231,018
Property and equipment, net	273,303	282,812
Finance lease right-of-use assets, net	30,747	31,740
Operating lease right-of-use assets	153,880	164,158
Notes receivable, less current portion, net	11,010	12,346
Goodwill	75,975	76,206
Other assets	76,325	76,725
Total assets	$847,167	$875,005

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$61,014	$74,949
Income and other taxes payable	22,487	17,948
Accrued expenses and other current liabilities	143,401	158,167
Current deferred revenue	20,727	20,427
Current finance lease liabilities	8,495	9,029
Current operating lease liabilities	24,710	24,076
Current portion of long-term debt	1,800	—
Total current liabilities	282,634	304,596
Deferred revenue	18,780	20,366
Long-term finance lease liabilities	23,726	24,144
Long-term operating lease liabilities	143,797	151,050
Long-term debt, less current portion, net	761,317	757,422
Other long-term liabilities	62,395	60,192
Total liabilities	1,292,649	1,317,770

Redeemable noncontrolling interests	941	851

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,278 at March 31, 2024 and 49,235 at December 31, 2023)	493	492
Additional paid-in capital	444,793	452,290
Accumulated other comprehensive loss	(7,554)	(7,803)
Retained earnings	218,608	219,027
Treasury stock (16,674 shares at March 31, 2024 and 16,747 shares at December 31, 2023, at cost)	(1,118,196)	(1,123,098)
Total stockholders’ deficit	(461,856)	(459,092)
Noncontrolling interests in subsidiaries	15,433	15,476
Total Stockholders’ deficit	(446,423)	(443,616)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$847,167	$875,005
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2024	March 26, 2023

Revenues:
Domestic Company-owned restaurant sales	$176,224	$179,866
North America franchise royalties and fees	35,697	36,072
North America commissary revenues	203,287	212,566
International revenues	40,708	31,463
Other revenues	58,000	67,082
Total revenues	513,916	527,049
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	138,753	147,784
North America commissary expenses	185,199	196,415
International expenses	28,346	17,311
Other expenses	51,767	61,078
General and administrative expenses	58,459	51,944
Depreciation and amortization	17,674	14,721
Total costs and expenses	480,198	489,253
Operating income	33,718	37,796
Net interest expense	(11,063)	(9,021)
Income before income taxes	22,655	28,775
Income tax expense	7,741	6,229
Net income before attribution to noncontrolling interests	14,914	22,546
Net income attributable to noncontrolling interests	(278)	(170)
Net income attributable to the Company	$14,636	$22,376

Basic earnings per common share	$0.45	$0.66
Diluted earnings per common share	$0.44	$0.65

Basic weighted average common shares outstanding	32,644	34,155
Diluted weighted average common shares outstanding	32,909	34,324

Dividends declared per common share	$0.46	$0.42
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2024	March 26, 2023

Net income before attribution to noncontrolling interests	$14,914	$22,546
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(546)	1,442
Interest rate swaps (1)	868	336
Other comprehensive income (loss), before tax	322	1,778
Income tax effect:
Foreign currency translation adjustments	123	(332)
Interest rate swaps (2)	(196)	(77)
Income tax effect	(73)	(409)
Other comprehensive income (loss), net of tax	249	1,369
Comprehensive income before attribution to noncontrolling interests	15,163	23,915
Less: comprehensive income, redeemable noncontrolling interests	(99)	(46)
Less: comprehensive income, nonredeemable noncontrolling interests	(179)	(124)
Comprehensive income attributable to the Company	$14,885	$23,745
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $200 and $(207) for the three months ended March 31, 2024 and March 26, 2023, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $(45) and $47 for the three months ended March 31, 2024 and March 26, 2023, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended March 31, 2024
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (1)	—	—	—	—	14,636	—	179	14,815
Other comprehensive income (loss), net of tax	—	—	—	249	—	—	—	249
Dividends on common stock	—	—	32	—	(15,055)	—	—	(15,023)
Exercise of stock options	18	1	840	—	—	—	—	841
Acquisition of Company common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	(370)	—	—	—	—	(370)
Issuance of restricted stock	141	—	(4,710)	—	—	4,710	—	—
Tax effect of restricted stock awards	(45)	—	(3,192)	—	—	—	—	(3,192)
Distributions to noncontrolling interests	—	—	—	—	—	—	(222)	(222)
Other	2	—	(97)	—	—	192	—	95
Balance at March 31, 2024	32,604	$493	$444,793	$(7,554)	$218,608	$(1,118,196)	$15,433	$(446,423)
(1)    Net income to the Company for the three months ended March 31, 2024 excludes $99, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At March 31, 2024, the accumulated other comprehensive loss of $7,554 was comprised of net unrealized foreign currency translation loss of $7,912 and net unrealized gain on the interest rate swap agreements of $358.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock (3)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended March 25, 2023
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
Net income (1)	—	—	—	—	22,376	—	124	22,500
Other comprehensive income (loss), net of tax	—	—	—	1,369	—	—	—	1,369
Dividends on common stock	—	—	—	—	(14,663)	—	—	(14,663)
Exercise of stock options	15	—	614	—	—	—	—	614
Acquisition of Company common stock	(2,523)	—	—	—	—	(212,444)	—	(212,444)
Stock-based compensation expense	—	1	3,897	—	—	—	—	3,898
Issuance of restricted stock	197	—	(4,609)	—	—	4,609	—	—
Tax effect of restricted stock awards	(72)	—	(5,999)	—	—	—	—	(5,999)
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Other	3	—	(46)	—	—	133	—	87
Balance at March 26, 2023	32,356	$492	$443,686	$(8,766)	$203,569	$(1,130,136)	$15,830	$(475,325)
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
(3)    Acquisition of Company common stock for the three months ended March 26, 2023, includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2024	March 26, 2023

Operating activities
Net income before attribution to noncontrolling interests	$14,914	$22,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	604	513
Depreciation and amortization	17,674	14,721
Deferred income taxes	532	2,031
Stock-based compensation expense	(370)	3,898
Impairment loss	7,554	—
Loss on disposal of property and equipment	688	—
Other	315	496
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,084	2,182
Income tax receivable	660	2,822
Inventories	(1,981)	4,330
Prepaid expenses and other current assets	(4,137)	(4,351)
Other assets and liabilities	1,873	71
Accounts payable	(14,406)	(310)
Income and other taxes payable	4,718	(512)
Accrued expenses and other current liabilities	(24,451)	(5,413)
Deferred revenue	(1,284)	(2,236)
Net cash provided by operating activities	11,987	40,788
Investing activities
Purchases of property and equipment	(13,058)	(18,410)
Notes issued	(154)	(976)
Repayments of notes issued	886	1,069
Other	2,174	42
Net cash used in investing activities	(10,152)	(18,275)
Financing activities
Net proceeds of revolving credit facilities	5,300	208,200
Proceeds from exercise of stock options	840	614
Acquisition of Company common stock	—	(209,640)
Dividends paid to common stockholders	(15,068)	(14,603)
Tax payments for equity award issuances	(3,192)	(5,999)
Distributions to noncontrolling interests	(231)	(23)
Principal payments on finance leases	(2,433)	(1,743)
Other	182	(18)
Net cash used in financing activities	(14,602)	(23,212)
Effect of exchange rate changes on cash and cash equivalents	(52)	34
Change in cash and cash equivalents	(12,819)	(665)
Cash and cash equivalents at beginning of period	40,587	47,373
Cash and cash equivalents at end of period	$27,768	$46,708
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 31, 2023.
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
Variable Interest Entity
Papa Johns Domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States and Canada for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the Domestic restaurants, of which approximately 85 percent are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation.”
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at March 31, 2024 and March 26, 2023, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.

Net income attributable to these joint ventures for the three months ended March 31, 2024 and March 26, 2023 was as follows:

	Three Months Ended
(In thousands)	March 31, 2024	March 26, 2023
Papa John’s International, Inc.	$592	$397
Redeemable noncontrolling interests	99	46
Nonredeemable noncontrolling interests	179	124
Total net income	$870	$567
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

Our financial assets that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$29,137	$29,137	$—	$—
Interest rate swaps (b)	$367	$—	$367	$—

Financial liabilities:
Interest rate swaps (b)	$72	$—	$72	$—

December 31, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$29,449	$29,449	$—	$—
Interest rate swaps (b)	$107	$—	$107	$—

Financial liabilities:
Interest rate swaps (b)	$483	$—	$483	$—
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
There were no transfers among levels within the fair value hierarchy during the three months ended March 31, 2024 or fiscal year 2023.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$353,500	$400,000	$352,500
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 31, 2023	$8,353	$16,092
Current period provision for expected credit losses, net	684	(80)
Write-offs charged against the allowance	(1,097)	—
Balance at March 31, 2024	$7,940	$16,012
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the United Kingdom (“UK”), which are primarily operating leases. At March 31, 2024, we leased and subleased 323 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.3 million and $2.9 million for the three months ended March 31, 2024 and March 26, 2023, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 48 domestic leases. These leases have varying terms, the latest of which expires in 2036. As of March 31, 2024, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $6.8 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(In thousands)	March 31, 2024	March 26, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$386	$309
Financing cash flows from finance leases	2,433	1,743
Operating cash flows from operating leases (a)	9,855	9,178
Right-of-use assets obtained in exchange for new finance lease liabilities	1,496	4,764
Right-of-use assets obtained in exchange for new operating lease liabilities	4,738	4,721
Cash received from sublease income	1,753	2,532
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
Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,806	$5,494
Accounts receivable, net	13,901	18,026
Prepaid expenses and other current assets	14,661	2,223
Total current assets	33,368	25,743
Deferred income taxes	674	674
Total assets	$34,042	$26,417

Liabilities
Current liabilities:
Accounts payable	$1,948	$1,509
Accrued expenses and other current liabilities	30,162	22,245
Current portion of long-term debt	1,800	—
Current deferred revenue	4,004	4,327
Total current liabilities	37,914	28,081
Deferred revenue	2,251	2,627
Total liabilities	$40,165	$30,708

5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024 and March 26, 2023, the Company recognized $8.1 million and $8.4 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	March 31, 2024	December 31, 2023	Change
Franchise fee liabilities	$20,068	$20,564	$(496)
Unredeemed gift card liabilities	6,255	6,955	(700)
Customer loyalty program obligations	13,184	13,274	(90)
Total contract liabilities	$39,507	$40,793	$(1,286)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $7.9 million at both March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024 and March 26, 2023, revenue was reduced approximately $1.2 million and $0.9 million respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,792	$2,582	$2,413	$2,187	$1,951	$4,841	$16,766
At March 31, 2024, approximately $3.3 million of area development fees related to unopened stores and international unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of March 31, 2024 and December 31, 2023. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.6 million shares at March 31, 2024, compared to 32.5 million shares at December 31, 2023.

Share Repurchase Program
On October 28, 2021, our Board of Directors (the “Board”) approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity under our share repurchase programs for the three months ended March 31, 2024 and March 26, 2023:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
March 31, 2024	—	$—	$—	$90,160
March 26, 2023	2,523	$83.10	$209,640	$90,160
(a)    Aggregate cost of shares purchased for the three months ended March 26, 2023 excluded $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. These costs were classified as non-cash financing activities during the three months ended March 26, 2023.
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
Dividends
The Company paid aggregate cash dividends of approximately $15.1 million ($0.46 per share) for the three months ended March 31, 2024. On May 2, 2024, our Board of Directors declared a second quarter dividend of $0.46 per common share (approximately $15.2 million in the aggregate), which will be paid on May 31, 2024 to stockholders of record as of the close of business on May 20, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.

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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 26, 2023
Net income available to common stockholders	$14,636	$22,376
Basic weighted average number of shares	32,644	34,155
Dilutive effect of outstanding equity awards (a)	265	169
Diluted weighted average number of shares	32,909	34,324
Basic earnings per common share	$0.45	$0.66
Diluted earnings per common share	$0.44	$0.65
___________________________________
(a)    Excludes 103,000 and 22,000 shares underlying equity awards for the three months ended March 31, 2024 and March 26, 2023, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior notes	$400,000	$400,000
Revolving facilities (a)	369,300	364,000
Outstanding debt	$769,300	$764,000
Unamortized debt issuance costs	(6,183)	(6,578)
Current portion of long-term debt	(1,800)	—
Total long-term debt, net	$761,317	$757,422
___________________________________
(a)    Revolving facilities as of March 31, 2024 includes $1.8 million outstanding under the PJMF Revolving Facility as defined and discussed below.
Senior Notes
On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year at a fixed interest rate of 3.875% per annum. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further description of the provisions and covenant requirements under the Senior Notes.
Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 and amended May 30, 2023 (as amended, the “Credit Agreement”), provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $232.5 million as of March 31, 2024. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further description of the provisions and covenant requirements under the Credit Agreement.

PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and amended September 30, 2023, with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2024, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The applicable interest rate on the PJMF Revolving facility was 7.3% for the three months ended March 31, 2024. As of March 31, 2024, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $1.8 million and is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Credit Agreement.
Derivative Financial Instruments
On June 23, 2023, the Company entered into a new interest rate swap with an initial notional value of $100.0 million to replace the Company’s prior interest rate swaps, which had a notional value of $125.0 million and matured on April 30, 2023. The objective of the interest rate swap is to mitigate the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Revolving Facility. We have designated the interest rate swap as a cash flow hedge and will assess hedge effectiveness at regular intervals through the maturity date of June 30, 2025. The interest rate swaps are recorded at fair value at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassified to Net interest expense in the Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings.
As of March 31, 2024, we have the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
The following table provides information on the location and amounts of our current and expired swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value March 31, 2024	Fair Value December 31, 2023
Prepaid and other current assets	$367	$107
Other long-term liabilities	$72	$483
The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
March 31, 2024	$672	Interest expense	$200	$(11,063)
March 26, 2023	$259	Interest expense	$(207)	$(9,021)
Net interest paid, including payments made or received under the swaps, was $14.5 million and $10.9 million for the three months ended March 31, 2024 and March 26, 2023, respectively.

9. Restructuring

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
During the quarter ended March 31, 2024, the Company commenced the next phase of the International Transformation Plan as approved by the Board of Directors, and began the process to close 43 underperforming Company-owned restaurants in the UK. The purpose of this plan is to optimize the Company's restaurant portfolio in the UK and improve overall profitability by closing unprofitable locations and allowing the Company to focus on improving profitability across its remaining portfolio of Company-owned and franchised restaurants in the UK. The Company is on track to complete these store closures in the second quarter of 2024. We are continuing to evaluate our restaurant portfolio in the UK, which may result in additional strategic restaurant closures or divestitures.
The Company evaluates its property and equipment and other long-lived assets (primarily right-of-use operating lease assets) for potential indicators of impairment at least annually, or as facts and circumstances indicate that the carrying value of the asset group may not be recoverable. The asset group is at the store level for our UK Company-owned restaurants and primarily includes lease right-of-use assets and fixed assets. Due to indicators of potential impairment associated with the 43 store closures, the Company performed a recoverability test and determined that the carrying amount of the asset groups were not recoverable. For the three months ended March 31, 2024, we recognized impairment charges for the amount by which the carrying value exceeded the estimated fair value of the asset groups. Fair values were determined based on an income approach, specifically a discounted cash flow ("DCF") model, primarily using estimated sublease income considering market rental rates. Management judgment is involved in determining the estimated fair value and includes uncertainties that under different assumptions and circumstances could drive material changes in the fair value determination.
In connection with these actions, the Company incurred restructuring related costs of $9.5 million for the three months ended March 31, 2024 primarily related to lease right-of-use asset and fixed asset impairment charges, employee severance benefits accounted for under ASC 712, “Compensation – Nonretirement Postemployment Benefits,” and professional advisory services. The Company has incurred total restructuring related costs of $11.7 million since commencement of the International Transformation Plan. These costs were included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
Total estimated pre-tax costs associated with the International Transformation Plan are approximately $25 million to $35 million (inclusive of the $11.7 million spent through the first quarter of 2024), all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2024 and 2025.
The following table summarizes restructuring related costs recorded for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Long-lived asset impairment charges	$7,554
Employee severance	643
Professional services and other related costs	1,346
Total international transformation costs	9,543
Stock-based compensation forfeitures on unvested awards	(20)
Total international transformation costs, net of stock-based award forfeitures	$9,523

The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Employee severance	Professional services and other related costs	Recruiting	Total
Balance as of December 31, 2023	$1,227	$527	$29	$1,783
Charges	643	1,346	—	1,989
Payments	(648)	(543)	(29)	(1,220)
Balance as of March 31, 2024	$1,222	$1,330	$—	$2,552
10. Litigation, Commitments and Contingencies
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2024. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
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

The following tables present our segment information.

	Three Months Ended
(In thousands)	March 31, 2024	March 26, 2023
Revenues:
Domestic Company-owned restaurants	$176,224	$179,866
North America franchising	35,697	36,072
North America commissaries	203,287	212,566
International	46,673	38,704
All others	52,035	59,841
Total revenues	$513,916	$527,049

Intersegment revenues:
North America franchising	$1,049	$1,052
North America commissaries	49,267	51,817
All others	13,172	16,835
Total intersegment revenues	$63,488	$69,704

Operating income:
Domestic Company-owned restaurants	$10,359	$6,650
North America franchising	33,711	33,400
North America commissaries	12,335	10,730
International (a)	(5,989)	7,232
All others	3,198	3,157
Unallocated corporate expenses (b)	(19,642)	(23,366)
Elimination of intersegment (profits) losses	(254)	(7)
Total operating income	$33,718	$37,796

Property and equipment, net:
Domestic Company-owned restaurants	$263,832
North America commissaries	162,491
International	28,456
All others	138,346
Unallocated corporate assets	254,290
Accumulated depreciation and amortization	(574,112)
Total property and equipment, net	$273,303
___________________________________
(a)    The three months ended March 31, 2024 includes $9.5 million of costs related to the International Transformation Plan. See “Note 9. Restructuring” for additional information.
(b)    The three months ended March 26, 2023 includes $1.4 million of severance and related costs associated with the transition of certain executives.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended March 31, 2024
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$176,224	$—	$—	$15,027	$—	$191,251
Franchise royalties and fees	—	36,746	—	11,456	—	48,202
Commissary sales	—	—	252,554	14,225	—	266,779
Other revenues	—	—	—	5,965	65,207	71,172
Eliminations	—	(1,049)	(49,267)	—	(13,172)	(63,488)
Total segment revenues	176,224	35,697	203,287	46,673	52,035	513,916
International other revenues (a)	—	—	—	(5,965)	5,965	—
Total revenues	$176,224	$35,697	$203,287	$40,708	$58,000	$513,916

	Reportable Segments
	Three Months Ended March 26, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$179,866	$—	$—	$—	$—	$179,866
Franchise royalties and fees	—	37,124	—	12,491	—	49,615
Commissary sales	—	—	264,383	18,972	—	283,355
Other revenues	—	—	—	7,241	76,676	83,917
Eliminations	—	(1,052)	(51,817)	—	(16,835)	(69,704)
Total segment revenues	179,866	36,072	212,566	38,704	59,841	527,049
International other revenues (a)	—	—	—	(7,241)	7,241	—
Total revenues	$179,866	$36,072	$212,566	$31,463	$67,082	$527,049
___________________________________
(a)    Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.0 million and $7.2 million of revenues for the three months ended March 31, 2024 and March 26, 2023, respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.
12. Acquisitions
UK Franchisee Acquisitions
As part of our investment to reposition our UK business, during 2023 we acquired a portfolio of Company-owned restaurants in the UK market that were previously franchised. As part of this investment, the Company acquired 91 Papa Johns restaurants previously operated by the M25 division of Drake Food Service International in the United Kingdom on June 2, 2023 for total consideration of approximately $13.7 million. The Company acquired an additional 27 Papa Johns restaurants in the United Kingdom during the third quarter of 2023 for total consideration of approximately $1.5 million. Collectively, we refer to these acquisitions as the “UK franchisee acquisitions.” The Company incurred substantially all acquisition and transition costs related to the UK franchisee acquisitions during the year ended December 31, 2023. The results of operations of the acquired restaurants after their respective acquisition dates are included within the International segment in the Company’s Condensed Consolidated Statements of Operations. The impact of the acquisitions was not material to the Company’s Condensed Consolidated Financial Statements.
The UK franchisee acquisitions have been accounted for as business combinations. As such, the Company concluded that the consideration was measured at fair value and has recorded the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. Total consideration was approximately $15.2 million, of which $13.7 million was pre-existing accounts receivable and notes receivable. Assets acquired include approximately $10.6 million of property and equipment, net, $0.3 million of inventories and other assets and $4.3 million of goodwill.
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
The following summarizes changes in the Company’s goodwill by reportable segment (in thousands):

	Domestic Company-owned restaurants	International	Total
Balance at December 31, 2023	$56,609	$19,597	$76,206
Acquisition accounting adjustments (a)	—	95	95
Foreign currency adjustments	—	(326)	(326)
Balance at March 31, 2024	$56,609	$19,366	$75,975
___________________________________
(a) We recorded acquisition accounting adjustments during the three months ended March 31, 2024 to increase property and equipment to fair value as a result of the finalization of our valuation of acquired property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa John’s began operations in 1984. As of March 31, 2024, there were 5,914 Papa John’s restaurants in operation, consisting of 653 Company-owned and 5,261 franchised restaurants operating in 49 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, printing and promotional items and information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa John’s system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
The Company has focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. Our progress and significant transactions during the first quarter of 2024 are described below.
Focusing on future growth, our “Back to BETTER 2.0” initiative is comprised of long-term strategic initiatives focused on driving systemwide sales through enhancing North America national marketing investment and effectiveness and accelerating North America development. In addition, we are evolving our Domestic Commissary business to provide cost savings for our franchisees and incremental profit for our business model.
During the first quarter of 2024, the Company made significant progress against our priorities of Back to Better 2.0 and International Transformation.
Back to Better 2.0
•Product innovation and marketing strategy: We advanced our menu and digital innovations to drive new customers and ticket sales. At the end of the quarter, we launched our new Crispy Cuppy ‘Roni platform, which is available across a trio of menu items and price points. We also launched an all-new brand platform “Better Get You Some” that is part of our deepened commitment to, and investment in, our new marketing strategy. These investments are focused on improving audience segmentation, building consumer loyalty and driving cultural relevance.
•Domestic commissary growth strategy: Our previously-announced change in the Domestic Commissary profit model was implemented during the quarter, with the fixed operating margin that Domestic QC Centers charge increasing to 5% paired with increased rebate opportunities for franchisees. As of the end of the first quarter, we project that more than 40% of franchisees are on track to earn a rebate for 2024. The operating income of the North America Commissary business has also increased, reflecting benefits for both franchisees as well as the Commissary. We also continue to pursue productivity efficiencies throughout the supply chain through improved operations and supplier relationships.
International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position our largest markets, including the UK, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $25 million to $35 million (inclusive of the $11.7 million spent through the first quarter of 2024), which the Company currently expects to be recognized in 2024 and 2025.

See “Note 9. Restructuring” of “Notes to Condensed Consolidated Financial Statements” for additional details. Key elements and progress of our International Transformation Plan are set forth as follows:
•International strategy - UK Optimization: The UK franchise business is trending positively, with improved comparable sales. However, our UK Company-owned stores have continued to incur operating losses, and we are moving forward with our previously-announced planned closures of 43 underperforming Company-owned stores in the second quarter, which we expect will reduce future operating losses incurred by the Company. The impending closures of these stores resulted in first-quarter 2024 charges of $9.5 million, primarily comprised of non-cash lease and fixed asset impairment charges. We are continuing to evaluate our restaurant portfolio in the UK, which may result in additional strategic restaurant closures or divestitures.
◦International strategy - Regional hubs: During the first quarter, we established hubs in our key regions - APAC (Asia Pacific), EMEA (Europe, Middle East and Africa), and Latin America. These hubs will enable us to deliver a frictionless, locally-valued offering with a recognizable and consistent customer experience. These regional hubs are led by General Managers, who bring a significant amount of restaurant and international franchise experience, and their teams who are partnering with franchisees to create a holistic strategy to boost performance in their markets. These teams are aligning global best practices in operations, marketing and technology with local preferences and needs to accomplish our long-term objective of increasing market share in key markets around the world.
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

	Three Months Ended
Amounts below exclude the impact of foreign currency	March 31, 2024	March 26, 2023
Comparable sales growth (decline):
Domestic Company-owned restaurants	(3.0)%	3.4%
North America franchised restaurants	(1.5)%	(0.8)%
North America restaurants	(1.8)%	—%
International restaurants	(2.6)%	(5.8)%
Total comparable sales growth (decline)	(2.0)%	(1.3)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	(2.0)%	4.9%
North America franchised restaurants	(1.6)%	0.8%
North America restaurants	(1.7)%	1.6%
International restaurants	1.4%	3.3%
Total global system-wide restaurant sales growth (decline)	(0.9)%	2.0%

Restaurant Progression	Three Months Ended
	March 31, 2024	March 26, 2023
North America Company-owned:
Beginning of period	531	522
Opened	5	—
Closed	—	(2)
End of period	536	520
North America franchised:
Beginning of period	2,902	2,854
Opened	16	16
Closed	(7)	(6)
End of period	2,911	2,864
International Company-owned
Beginning of period	117	—
End of period	117	—
International franchised:
Beginning of period	2,356	2,322
Opened	23	43
Closed	(29)	(24)
End of period	2,350	2,341
Total restaurants – end of period	5,914	5,725

Trailing four quarters net store growth	189	209

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Increase (Decrease)
(Dollars in thousands)	March 31, 2024	March 26, 2023	YTD
Revenues:
Domestic Company-owned restaurant sales	$176,224	$179,866	(2.0)%
North America franchise royalties and fees	35,697	36,072	(1.0)%
North America commissary revenues	203,287	212,566	(4.4)%
International revenues	40,708	31,463	29.4%
Other revenues	58,000	67,082	(13.5)%
Total revenues	$513,916	$527,049	(2.5)%
The comparability of results between 2024 and 2023 is impacted by the acquisition of 118 formerly franchised restaurants in the UK in the second and third quarters of 2023 (the “UK franchisee acquisitions”). The UK franchisee acquisitions impact the composition of International revenues and the results of the International segment. See “Note 12. Acquisitions” of the “Notes to Condensed Consolidated Financial Statements” for additional information on this transaction.
Total revenues decreased $13.1 million or 2.5% to $513.9 million for the three months ended March 31, 2024, as compared to prior year comparable period. Changes in total revenues are impacted by the transaction noted above.
Domestic Company-owned restaurant sales decreased $3.6 million, or 2.0% for the three months ended March 31, 2024, as compared to the prior year comparable period. The decrease was primarily due to a decline in comparable sales of 3.0%, partially offset by increased equivalent units of 3.1% for the three months ended March 31, 2024.
North America franchise royalties and fees decreased $0.4 million, or 1.0% for the three months ended March 31, 2024 as compared to the prior year comparable period primarily due to comparable sales decline of 1.5%. Equivalent units increased 2.1% for the three months ended March 31, 2024.
North America franchise restaurant sales decreased 1.6% to $759.3 million for the three months ended March 31, 2024 compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues decreased $9.3 million, or 4.4% for the three months ended March 31, 2024, compared to the prior year quarter primarily due to declines in pricing of commodities and lower volumes.
International revenues increased $9.2 million, or 29.4% for the three months ended March 31, 2024, compared with the prior year comparable period. The impact of the UK franchisee acquisitions was a net increase of approximately $9.7 million of revenues in the first quarter of 2024, representing sales attributable to the acquired UK franchisee restaurants less prior year franchise royalty and food distribution revenue generated from the UK formerly franchised restaurants. Excluding the impact of the UK franchisee acquisitions, International revenues would have decreased $0.5 million, or 1.6%, for the three months ended March 31, 2024. International revenues were impacted by a comparable sales decline of 2.6% for the three months ended March 31, 2024 as a result of sales declines in the Middle East region.
International franchise restaurant sales decreased $18.4 million to $275.0 million for the three months ended March 31, 2024. Excluding the impact of the UK franchisee acquisitions and foreign currency fluctuations, International franchise restaurant sales decreased $3.7 million or 1.3% for the three months ended March 31, 2024. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds and online and mobile ordering business, decreased $9.1 million, or 13.5%, for the three months ended March 31, 2024 compared to the prior year comparable period. The decrease reflects $5.1 million related to Preferred Marketing, our formerly wholly-owned print and promotions company, which was sold in the fourth quarter of 2023. The decrease was also driven by $2.7 million of lower marketing fees. The impact of the UK franchisee acquisitions decreased Other revenues by $1.4 million for the three months ended March 31, 2024.
Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Three Months Ended
	March 31, 2024	% of Related Revenues	March 23, 2023	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$138,753	78.7%	$147,784	82.2%	(3.5)%
North America commissary expenses	185,199	91.1%	196,415	92.4%	(1.3)%
International expenses	28,346	69.6%	17,311	55.0%	14.6%
Other expenses	51,767	89.3%	61,078	91.0%	(1.7)%
General and administrative expenses	58,459	11.4%	51,944	9.9%	1.5%
Depreciation and amortization	17,674	3.4%	14,721	2.8%	0.6%
Total costs and expenses	480,198	93.4%	489,253	92.8%	0.6%
Operating income	$33,718	6.6%	$37,796	7.2%	(0.6)%
Total costs and expenses were $480.2 million or 93.4% of total revenues for the three months ended March 31, 2024, as compared to $489.3 million, or 92.8% of total revenues for the prior year comparable period. The changes in total costs and expenses, as percentages of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $138.8 million or 78.7% of related revenues for the three months ended March 31, 2024, compared to expenses of $147.8 million or 82.2% of related revenues for the prior year comparable period. The decrease of 3.5% was primarily due to a decrease in certain commodity expenses, lower utility costs and lower advertising spend.
North America commissary expenses were $185.2 million, or 91.1% of related revenues for the three months ended March 31, 2024, compared to expenses of $196.4 million or 92.4% of related revenues for the prior year period. The expense, as a percentage of related revenues, decreased 1.3% for the three months ended March 31, 2024 primarily due to declining commodity prices for cheese and lower volumes, partially offset by higher delivery costs in the first quarter of 2024.
International expenses were $28.3 million, or 69.6% of related revenues for the three months ended March 31, 2024, compared to expenses of $17.3 million, or 55.0% of related revenues for the prior year comparable period. International expenses increased in 2024 as a result of the UK franchisee acquisitions, which added operating costs related to Company-owned restaurants, partially offset by declining commodity prices at our International commissary.
Other expenses were $51.8 million, or 89.3% of related revenues for the three months ended March 31, 2024, compared to expenses of $61.1 million, or 91.0% of related revenues for the prior year comparable period. The decrease reflects $4.8 million related to Preferred Marketing, our formerly wholly-owned print and promotions company, which was sold in the fourth quarter of 2023. The decrease also includes $2.5 million in lower advertising costs.
General and Administrative Expenses
General and Administrative (“G&A”) expenses were $58.5 million or 11.4% of revenues for the three months ended March 31, 2024 compared to $51.9 million or 9.9% of revenues for the prior year comparable period. The increase of $6.6 million in the first quarter of 2024 results primarily from $9.5 million incurred related to the International Transformation

Plan (see “Note 9. Restructuring”). This increase was partially offset by lower equity compensation costs related to leadership changes.
Depreciation and Amortization
Depreciation and amortization expense was $17.7 million, or 3.4% of revenues for the three months ended March 31, 2024, compared to $14.7 million, or 2.8% of revenues, for the prior year comparable period. The increase was primarily due to higher depreciation expense related to the UK franchisee acquisitions and our investments in technology platforms.
Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is also presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended March 31, 2024			Three Months Ended March 26, 2023
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$10,359	$—	$10,359	$6,650	$—	$6,650	$3,709	$3,709
North America franchising	33,711	—	33,711	33,400	—	33,400	311	311
North America commissaries	12,335	—	12,335	10,730	—	10,730	1,605	1,605
International	(5,989)	9,523	3,534	7,232	—	7,232	(13,221)	(3,698)
All others	3,198	—	3,198	3,157	—	3,157	41	41
Unallocated corporate expenses	(19,642)	—	(19,642)	(23,366)	1,356	(22,010)	3,724	2,368
Elimination of intersegment (profits) losses	(254)	—	(254)	(7)	—	(7)	(247)	(247)
Total	$33,718	$9,523	$43,241	$37,796	$1,356	$39,152	$(4,078)	$4,089
___________________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each period and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $33.7 million for the three months ended March 31, 2024 compared to $37.8 million for the prior year comparable period, a decrease of $4.1 million. Adjusted operating income was $43.2 million for the three months ended March 31, 2024 compared to $39.2 million for the prior year comparable period, an increase of $4.1 million. The fluctuations in adjusted operating income in 2024 compared to 2023 were primarily due to the following:
•Domestic Company-owned restaurants increased $3.7 million for the three months ended March 31, 2024. The increase was primarily due to lower commodity prices, lower advertising and utility costs, partially offset by lower revenues from a 3.0% decline in comparable sales.
•North America franchising increased $0.3 million for the three months ended March 31, 2024 primarily due to a 2.1% increase in equivalent units, partially offset by a decrease in comparable sales of 1.5%.
•North America commissaries increased $1.6 million for the three months ended March 31, 2024, primarily due to the increase in the commissary fixed operating margin, which was effective in 2024, partially offset by anticipated franchisee rebates.
•International decreased $3.7 million for the three months ended March 31, 2024 primarily driven by operating losses, including increased depreciation expense attributable to the UK franchisee acquisitions as well as comparable sales declines of 2.6%.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, was in line with the prior year comparable period.
•Unallocated corporate expenses decreased $2.4 million for the three months ended March 31, 2024. The decrease was primarily due to the reversal of stock compensation expense for unvested equity units from leadership transition. This decrease was partially offset by higher professional fees and depreciation expense related to our investments in technology support initiatives.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	March 31, 2024	March 26, 2023	QTD
Operating income	$33,718	$37,796	$(4,078)
Net interest expense	(11,063)	(9,021)	(2,042)
Income before income taxes	22,655	28,775	(6,120)
Income tax expense	7,741	6,229	1,512
Net income before attribution to noncontrolling interests	14,914	22,546	(7,632)
Net income attributable to noncontrolling interests	(278)	(170)	(108)
Net income attributable to the Company	$14,636	$22,376	$(7,740)

Basic earnings per common share	$0.45	$0.66	$(0.21)
Diluted earnings per common share	$0.44	$0.65	$(0.21)
Net Interest Expense
Net interest expense increased $2.0 million, or 22.6% for the three months ended March 31, 2024 due primarily to higher average outstanding debt as well as an increase in borrowing rates. Total debt outstanding was $769.3 million and $764.0 million as of March 31, 2024 and December 31, 2023, respectively.
Income Tax Expense (Benefit)
Our effective income tax rate was 34.2% for the three months ended March 31, 2024 compared to an income tax rate of 21.6% for the prior year comparable period. The higher effective tax rate for the three months ended March 31, 2024 was driven by impairment charges related to the International Restructuring that created unrecognized tax losses and prevented the Company from generating foreign tax credits as well as a tax shortfall generated by stock option exercises and vesting of restricted shares in 2024 along with a lower pre-tax income.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 26, 2023
Income before income taxes	$22,655	$28,775
Income tax expense	$7,741	$6,229
Effective tax rate	34.2%	21.6%
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $0.3 million for the three months ended March 31, 2024 compared with $0.2 million for the prior year comparable period.
Diluted Earnings Per Common Share
Diluted earnings per common share was $0.44 for the three months ended March 31, 2024 as compared to $0.65 for the prior year comparable period, representing a decrease of $0.21. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.67 for the three months ended March 31, 2024 as compared to adjusted diluted earnings per common share of $0.68 for the prior year comparable period representing decreases of $0.01. See “Non-GAAP Measures” for additional information.

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

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2024	March 26, 2023
Operating income	$33,718	$37,796
International restructuring costs (a)	9,523	—
Other costs (b)	—	1,356
Adjusted operating income	$43,241	$39,152

Net income attributable to common shareholders	$14,636	$22,376
International restructuring costs (a)	9,523	—
Other costs (b)	—	1,356
Tax effect of adjustments (c)	(2,152)	(309)
Adjusted net income attributable to common shareholders	$22,007	$23,423

Diluted earnings per common share	$0.44	$0.65
International restructuring costs (a)	0.29	—
Other costs (b)	—	0.04
Tax effect of adjustments (c)	(0.06)	(0.01)
Adjusted diluted earnings per common share	$0.67	$0.68
___________________________________
(a)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring”
(b)Represents severance and related costs associated with the transition of certain executives, recorded in General and administrative expenses.
(c)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.6% and 22.8% for the three-month periods ended March 31, 2024 and March 26, 2023, respectively.
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
Cash Flows
The table below summarizes our cash flows for the three months ended March 31, 2024 and March 26, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 26, 2023
Total cash provided by (used in):
Operating activities	$11,987	$40,788
Investing activities	(10,152)	(18,275)
Financing activities	(14,602)	(23,212)
Effect of exchange rate changes on cash and cash equivalents	(52)	34
Change in cash and cash equivalents	$(12,819)	$(665)
Operating Activities
Total cash provided by operating activities was $12.0 million for the three months ended March 31, 2024 compared to $40.8 million for the corresponding period of 2023. The decrease of $28.8 million primarily reflects unfavorable working capital changes in the first quarter of 2024, principally related to the timing of payments and higher accrual balances at December 31, 2023 related to the 53rd week of our 2023 fiscal year. These factors resulted in several large disbursements during the first quarter of 2024, driving outflows in working capital. In addition, in the first quarter of 2024 compared to the first quarter of 2023, depreciation expenses were higher due to the UK franchisee acquisitions and impairment charges were incurred due to UK restructuring initiatives, partially offset by stock compensation expense reversal for unvested equity units as a result of leadership transitions.
Investing Activities
Total cash used in investing activities was $10.2 million for the three months ended March 31, 2024 compared to $18.3 million for the same period in 2023, or a decrease of $8.1 million. The decrease in cash used in investing activities was primarily due to lower capital expenditures in the first quarter of 2024 as compared to 2023. We also received a $2.3 million investment distribution in the first quarter of 2024 related to our deferred compensation plan.
Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2024 will be approximately $75 million to $85 million. This estimate includes the acquisition of sites and construction costs for new Company-owned stores that have opened or that we expect to open during 2024. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $14.6 million for the three months ended March 31, 2024 compared to $23.2 million for the same period of 2023. In the first quarter of 2024, the principal financing outflows were related to dividend payments of $15.1 million, $3.2 million in tax payments on equity award issuances and $2.4 million in payments related to financing leases. These outflows were offset by net borrowings of $3.5 million from the PJI Revolving Facility and $1.8 million from the PJMF revolving line of credit (the “PJMF Revolving Facility”). There were no share repurchases in the first quarter of 2024.
In the first quarter of 2023, cash used for financing activities primarily reflects the impact of share repurchases of $209.6 million, which were financed through $208.2 million in net borrowing from the PJI Revolving Facility. Other financing outflows in the first quarter of 2023 included $14.6 million in dividend payments, $6.0 million in tax payments on equity award issuances and $1.7 million in payments related to financing leases.
Debt
Our outstanding debt as of March 31, 2024 was $769.3 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”) and $369.3 million outstanding under the PJI Revolving Facility and the PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $232.5 million as of March 31, 2024.
Our Credit Agreement, dated September 14, 2021 and amended May 30, 2023 (as amended, the “Credit Agreement”), contains affirmative and negative covenants that, among other things, require customary reporting obligations and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

	Permitted Ratio	Actual Ratio as of March 31, 2024
Leverage ratio	Not to exceed 5.25 to 1.0	3.1 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.2 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 31, 2024.
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
The PJMF Revolving Facility consists of a $30.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015, and amended September 30, 2023, with U.S. Bank National Association, as lender. Debt outstanding under the PJMF Revolving Facility was approximately $1.8 million as of March 31, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.

The following table summarizes our repurchase activity under this program for the three months ended March 31, 2024 and March 26, 2023:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
March 31, 2024	—	$—	$—	$90,160
March 26, 2023	2,523	$83.10	$209,640	$90,160
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
Dividends
The Company paid aggregate dividends to common stockholders of $15.1 million ($0.46 per share) and $14.6 million ($0.42 per share) for the three months ended March 31, 2024 and March 26, 2023, respectively. On May 2, 2024, our Board of Directors declared a first quarter dividend of $0.46 per common share (approximately $15.2 million in the aggregate), which will be paid on May 31, 2024 to stockholders of record as of the close of business on May 20, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the three month periods of 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 26, 2023
Net cash provided by operating activities	$11,987	$40,788
Purchases of property and equipment	(13,058)	(18,410)
Free cash flow	$(1,071)	$22,378
Cash Requirements
There have been no material changes in our cash requirements other than in the ordinary course of business since the end of 2023. Refer to “Contractual Obligations” presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding our cash requirements.
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, investments and repositioning of the UK market, International restructuring plans, timing and costs, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•risks to the global economy and our business related to the conflict in Ukraine and the Middle East and other international conflicts;
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
•increased risks associated with our International operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets and new restaurant growth;
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
These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 31, 2024 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa John’s restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 7.9% of our revenues were derived from these operations for the three months ended March 31, 2024, as compared to 6.0% for the prior year comparable period.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $1.0 million and an unfavorable impact of $2.9 million on International revenues for the three months ended March 31, 2024 and three months ended March 26, 2023, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.9 million and $0.6 million on operating income for the three months ended March 31, 2024 and three months ended March 26, 2023, respectively.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of lawsuits, claims, investigations and proceedings consisting of intellectual property, employment, consumer, commercial and other matters arising in the ordinary course of business. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450, “Contingencies”, the Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s condensed consolidated financial statements. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. The legal proceedings described in “Note 10. Litigation, Commitments and Contingencies” of “Notes to Condensed Consolidated Financial Statements” within “Part I. Item 1. Financial Statements” of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. Funding for the share repurchase program is provided through our operating cash flows and cash provided from borrowings under our $600.0 million PJI Revolving Facility.
The following table summarizes our repurchase activity by fiscal period during the three months ended March 31, 2024 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/01/2024 - 1/28/2024	—	$—	—	$90,160
1/29/2024 - 2/25/2024	—	$—	—	$90,160
2/26/2024 - 3/31/2024	—	$—	—	$90,160
Total	—	$—	—	$90,160
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended March 31, 2024, the Company acquired approximately 45,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 31, 2024, filed on May 9, 2024, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 9, 2024	/s/ Ravi Thanawala
Ravi Thanawala
Interim Chief Executive Officer and Chief Financial Officer