Form 10-Q
period 2024-06-30
PAPA JOHNS INTERNATIONAL INC
filed 2024-08-08
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At August 2, 2024, there were 32,625,886 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,305	$40,587
Accounts receivable, net	93,460	104,244
Notes receivable, current portion	4,581	5,199
Income tax receivable	2,771	2,577
Inventories	37,656	36,126
Prepaid expenses and other current assets	58,762	42,285
Assets held for sale	4,205	—
Total current assets	225,740	231,018
Property and equipment, net	265,693	282,812
Finance lease right-of-use assets, net	28,759	31,740
Operating lease right-of-use assets	154,371	164,158
Notes receivable, less current portion, net	9,915	12,346
Goodwill	75,547	76,206
Other assets	78,402	76,725
Total assets	$838,427	$875,005

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$63,731	$74,949
Income and other taxes payable	6,810	17,948
Accrued expenses and other current liabilities	149,673	158,167
Current deferred revenue	19,941	20,427
Current finance lease liabilities	7,815	9,029
Current operating lease liabilities	24,874	24,076
Current portion of long-term debt	2,375	—
Total current liabilities	275,219	304,596
Deferred revenue	19,011	20,366
Long-term finance lease liabilities	22,382	24,144
Long-term operating lease liabilities	144,569	151,050
Long-term debt, less current portion, net	758,861	757,422
Other long-term liabilities	63,550	60,192
Total liabilities	1,283,592	1,317,770

Redeemable noncontrolling interests	975	851

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,280 at June 30, 2024 and 49,235 at December 31, 2023)	493	492
Additional paid-in capital	446,547	452,290
Accumulated other comprehensive loss	(7,358)	(7,803)
Retained earnings	215,800	219,027
Treasury stock (16,658 shares at June 30, 2024 and 16,747 shares at December 31, 2023, at cost)	(1,117,140)	(1,123,098)
Total stockholders’ deficit	(461,658)	(459,092)
Noncontrolling interests in subsidiaries	15,518	15,476
Total Stockholders’ deficit	(446,140)	(443,616)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$838,427	$875,005
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023

Revenues:
Domestic Company-owned restaurant sales	$173,207	$175,780	$349,431	$355,646
North America franchise royalties and fees	34,409	34,711	70,106	70,783
North America commissary revenues	198,197	206,980	401,484	419,546
International revenues	39,701	34,608	80,409	66,071
Other revenues	62,380	62,451	120,380	129,533
Total revenues	507,894	514,530	1,021,810	1,041,579
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	138,033	143,705	276,786	291,489
North America commissary expenses	182,299	190,468	367,498	386,883
International expenses	27,077	20,435	55,423	37,746
Other expenses	56,951	58,996	108,718	120,074
General and administrative expenses	57,714	50,324	116,173	102,268
Depreciation and amortization	17,594	15,690	35,268	30,411
Total costs and expenses	479,668	479,618	959,866	968,871
Operating income	28,226	34,912	61,944	72,708
Net interest expense	(10,896)	(11,275)	(21,959)	(20,296)
Income before income taxes	17,330	23,637	39,985	52,412
Income tax expense	4,794	5,778	12,535	12,007
Net income before attribution to noncontrolling interests	12,536	17,859	27,450	40,405
Net income attributable to noncontrolling interests	(293)	(91)	(571)	(261)
Net income attributable to the Company	$12,243	$17,768	$26,879	$40,144

Basic earnings per common share	$0.37	$0.55	$0.82	$1.20
Diluted earnings per common share	$0.37	$0.54	$0.82	$1.20

Basic weighted average common shares outstanding	32,730	32,563	32,688	33,359
Diluted weighted average common shares outstanding	32,853	32,650	32,871	33,487

Dividends declared per common share	$0.46	$0.42	$0.92	$0.84
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023

Net income before attribution to noncontrolling interests	$12,536	$17,859	$27,450	$40,405
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	165	405	(381)	1,847
Interest rate swaps (1)	88	1,514	956	1,850
Other comprehensive income (loss), before tax	253	1,919	575	3,697
Income tax effect:
Foreign currency translation adjustments	(37)	(93)	86	(425)
Interest rate swaps (2)	(20)	(349)	(216)	(426)
Income tax effect	(57)	(442)	(130)	(851)
Other comprehensive income (loss), net of tax	196	1,477	445	2,846
Comprehensive income before attribution to noncontrolling interests	12,732	19,336	27,895	43,251
Less: comprehensive income, redeemable noncontrolling interests	(91)	(59)	(190)	(105)
Less: comprehensive income, nonredeemable noncontrolling interests	(202)	(32)	(381)	(156)
Comprehensive income attributable to the Company	$12,439	$19,245	$27,324	$42,990
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $197 and $397 for the three and six months ended June 30, 2024, respectively, and $(36) and $(243) for the three and six months ended June 25, 2023, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $(45) and $(90) for the three and six months ended June 30, 2024, respectively, and $8 and $55 for the three and six months ended June 25, 2023, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended June 30, 2024
Balance at March 31, 2024	32,604	$493	$444,793	$(7,554)	$218,608	$(1,118,196)	$15,433	$(446,423)
Net income (1)	—	—	—	—	12,243	—	202	12,445
Other comprehensive income (loss), net of tax	—	—	—	196	—	—	—	196
Dividends on common stock	—	—	32	—	(15,051)	—	—	(15,019)
Exercise of stock options	2	—	92	—	—	—	—	92
Stock-based compensation expense	—	—	2,915	—	—	—	—	2,915
Issuance of restricted stock	16	—	(900)	—	—	900	—	—
Tax effect of restricted stock awards	(3)	—	(138)	—	—	—	—	(138)
Distributions to noncontrolling interests	—	—	—	—	—	—	(117)	(117)
Other	3	—	(247)	—	—	156	—	(91)
Balance at June 30, 2024	32,622	$493	$446,547	$(7,358)	$215,800	$(1,117,140)	$15,518	$(446,140)

For the six months ended June 30, 2024
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (1)	—	—	—	—	26,879	—	381	27,260
Other comprehensive income (loss), net of tax	—	—	—	445	—	—	—	445
Dividends on common stock	—	—	64	—	(30,106)	—	—	(30,042)
Exercise of stock options	20	1	932	—	—	—	—	933
Stock-based compensation expense	—	—	2,545	—	—	—	—	2,545
Issuance of restricted stock	157	—	(5,610)	—	—	5,610	—	—
Tax effect of restricted stock awards	(48)	—	(3,330)	—	—	—	—	(3,330)
Distributions to noncontrolling interests	—	—	—	—	—	—	(339)	(339)
Other	5	—	(344)	—	—	348	—	4
Balance at June 30, 2024	32,622	$493	$446,547	$(7,358)	$215,800	$(1,117,140)	$15,518	$(446,140)
(1)    Net income to the Company for the three and six months ended June 30, 2024 excludes $91 and $190, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At June 30, 2024, the accumulated other comprehensive loss of $7,358 was comprised of net unrealized foreign currency translation loss of $7,784 and net unrealized gain on the interest rate swap agreements of $426.

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
(3)    Acquisition of Company common stock for the six months ended June 25, 2023, includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2024	June 25, 2023

Operating activities
Net income before attribution to noncontrolling interests	$27,450	$40,405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	2,397	595
Depreciation and amortization	35,268	30,411
Deferred income taxes	2,812	3,664
Stock-based compensation expense	2,545	8,498
Refranchising and impairment losses	14,713	—
Loss on disposal of property and equipment	965	—
Other	800	(452)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,974	4,299
Income tax receivable	(203)	6,683
Inventories	(1,748)	4,109
Prepaid expenses and other current assets	(4,358)	46
Other assets and liabilities	(5,788)	140
Accounts payable	(11,364)	(8,174)
Income and other taxes payable	(10,957)	(514)
Accrued expenses and other current liabilities	(18,710)	7,203
Deferred revenue	(1,839)	(3,178)
Net cash provided by operating activities	41,957	93,735
Investing activities
Purchases of property and equipment	(29,155)	(34,759)
Notes issued	(153)	(4,374)
Repayments of notes issued	1,794	3,224
Proceeds from dispositions, net of cash transferred	1,495	—
Other	2,178	182
Net cash used in investing activities	(23,841)	(35,727)
Financing activities
Net proceeds of revolving credit facilities	3,024	186,529
Proceeds from exercise of stock options	933	682
Acquisition of Company common stock	—	(210,348)
Dividends paid to common stockholders	(30,212)	(28,485)
Tax payments for equity award issuances	(3,330)	(6,108)
Distributions to noncontrolling interests	(405)	(323)
Principal payments on finance leases	(4,796)	(3,669)
Other	358	102
Net cash used in financing activities	(34,428)	(61,620)
Effect of exchange rate changes on cash and cash equivalents	30	11
Change in cash and cash equivalents	(16,282)	(3,601)
Cash and cash equivalents at beginning of period	40,587	47,373
Cash and cash equivalents at end of period	$24,305	$43,772
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 31, 2023.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at June 30, 2024 and June 25, 2023, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.

Net income attributable to these joint ventures for the three and six months ended June 30, 2024 and June 25, 2023 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Papa John’s International, Inc.	$739	$228	$1,331	$625
Redeemable noncontrolling interests	91	59	190	105
Nonredeemable noncontrolling interests	202	32	381	156
Total net income	$1,032	$319	$1,902	$886
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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$29,349	$29,349	$—	$—
Interest rate swaps (b)	$364	$—	$364	$—

December 31, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$29,449	$29,449	$—	$—
Interest rate swaps (b)	$107	$—	$107	$—

Financial liabilities:
Interest rate swaps (b)	$483	$—	$483	$—
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
There were no transfers among levels within the fair value hierarchy during the three and six months ended June 30, 2024 or fiscal year 2023.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$353,000	$400,000	$352,500
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 31, 2023	$8,353	$16,092
Current period provision for expected credit losses, net	1,073	1,324
Write-offs charged against the allowance	(1,181)	—
Balance at June 30, 2024	$8,245	$17,416
Assets Held for Sale
Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell. Certain assets previously classified within property and equipment, net, related to two Domestic Quality Control Centers (“QC Centers”) that were sold on August 2, 2024 for a purchase price of $46.7 million were classified within Assets held for sale in the Condensed Consolidated Balance Sheets at June 30, 2024 for $3.4 million, which represents their carrying value.
Certain assets related to 20 Company-owned restaurants in the United Kingdom (“UK”) that were sold on July 1, 2024 were classified within Assets held for sale in the Condensed Consolidated Balance Sheets at June 30, 2024 and were remeasured to $0.8 million, which represents their fair value less estimated cost to sell. The remeasurement resulted in charges of $0.6 million during the three months ended June 30, 2024, which were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
See also “Note 9. Restructuring” for more information on the UK Company-owned restaurants and “Note 12. Subsequent Events” for more information on the QC Centers.
Impairment of Long-lived Assets
The Company evaluates its property and equipment and other long-lived assets for potential indicators of impairment at least annually, or as facts and circumstances arise that indicate the carrying value of the asset group may not be recoverable. For Domestic Company-owned restaurants, the evaluation is performed at the operating market level while International Company-owned restaurants are evaluated at the store level as these represent the lowest level for which identifiable cash flows and are largely independent of the cash flows of other assets and liabilities. If the carrying amount of the long-lived asset group exceeds the amount of estimated future undiscounted cash flows, the fair value of the asset group is estimated and an impairment loss is recorded if the carrying value exceeds the estimated fair value. The assumptions used in the undiscounted cash flow calculation related to future growth are subjective and may be negatively impacted by future changes in operating performance or economic conditions.
The Company determined that indicators of impairment existed as of June 30, 2024 within one Domestic Company-owned restaurant operating market and recorded non-cash impairment charges of $3.3 million for property and equipment and $0.7 million for intangible assets for the three and six months ended June 30, 2024. Separately, the Company recorded impairments related to International Company-owned restaurants in connection with its International Transformation Plan during the three and six months ended June 30, 2024, as further described in “Note 9. Restructuring”. These impairment charges were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At June 30, 2024, we leased and subleased approximately 350 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.1 million and $4.4 million for the three and six months ended June 30, 2024, respectively, and $2.7 million and $5.6 million for the three and six months ended June 25, 2023, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 47 Domestic leases. These leases have varying terms, the latest of which expires in 2036. As of June 30, 2024, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $6.6 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(In thousands)	June 30, 2024	June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$759	$702
Financing cash flows from finance leases	4,796	3,669
Operating cash flows from operating leases (a)	19,710	18,738
Right-of-use assets obtained in exchange for new finance lease liabilities	2,988	14,129
Right-of-use assets obtained in exchange for new operating lease liabilities	14,343	12,128
Cash received from sublease income	3,355	5,278
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
Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,547	$5,494
Accounts receivable, net	15,530	18,026
Prepaid expenses and other current assets	12,181	2,223
Total current assets	32,258	25,743
Deferred income taxes	674	674
Total assets	$32,932	$26,417

Liabilities
Current liabilities:
Accounts payable	$—	$1,509
Accrued expenses and other current liabilities	32,268	22,245
Current portion of long-term debt	2,375	—
Current deferred revenue	3,701	4,327
Total current liabilities	38,344	28,081
Deferred revenue	2,021	2,627
Total liabilities	$40,365	$30,708
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, the Company recognized $8.2 million and $16.3 million in revenue, respectively, related to deferred revenue compared to $7.9 million and $16.3 million, respectively, for the three and six months ended June 25, 2023.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	June 30, 2024	December 31, 2023	Change
Franchise fee liabilities	$20,065	$20,564	$(499)
Unredeemed gift card liabilities	5,722	6,955	(1,233)
Customer loyalty program obligations	13,165	13,274	(109)
Total contract liabilities	$38,952	$40,793	$(1,841)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $12.2 million and $7.9 million, respectively, at June 30, 2024 and December 31, 2023. For the three and six months ended June 30, 2024 and June 25, 2023, revenue was reduced approximately $1.4 million and $2.6 million and $0.9 million and $1.8 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,990	$2,609	$2,426	$2,190	$1,957	$4,628	$16,800
At June 30, 2024, approximately $3.3 million of area development fees related to unopened stores and International unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and franchisees’ revenues. Gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of June 30, 2024 and December 31, 2023. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.6 million shares at June 30, 2024, compared to 32.5 million shares at December 31, 2023.
Share Repurchase Program
On October 28, 2021, our Board of Directors (the “Board”) approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity under our share repurchase programs for the three and six months ended June 30, 2024 and June 25, 2023:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
June 30, 2024	—	$—	$—	$90,160
June 25, 2023	—	$—	$—	$90,160

(In thousands, except average price per share)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Aggregate Cost of Shares Purchased (b)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Six Months Ended
June 30, 2024	—	$—	$—	$90,160
June 25, 2023	2,523	$83.10	$209,640	$90,160
(a)    Shares repurchased during the six months ended June 25, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at a price of $82.52 per share, for aggregate consideration of $179.6 million. Refer to Note 18 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
(b)    Aggregate cost of shares purchased for the six months ended June 25, 2023 excluded $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities during the six months ended June 25, 2023.
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
Dividends
The Company paid aggregate cash dividends of approximately $30.2 million ($0.92 per share) for the six months ended June 30, 2024. On July 31, 2024, our Board of Directors declared a third quarter dividend of $0.46 per common share (approximately $15.2 million in the aggregate), which will be paid on August 30, 2024 to stockholders of record as of the close of business on August 19, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income available to common stockholders	$12,243	$17,768	$26,879	$40,144
Basic weighted average number of shares	32,730	32,563	32,688	33,359
Dilutive effect of outstanding equity awards (a)	123	87	183	128
Diluted weighted average number of shares	32,853	32,650	32,871	33,487
Basic earnings per common share	$0.37	$0.55	$0.82	$1.20
Diluted earnings per common share	$0.37	$0.54	$0.82	$1.20
___________________________________
(a)    Excludes 377,000 and 207,000 shares underlying equity awards for the three and six months ended June 30, 2024, respectively, and 103,000 and 49,000 shares underlying awards for the three and six months ended June 25, 2023, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior notes	$400,000	$400,000
Revolving facilities (a)	367,024	364,000
Outstanding debt	$767,024	$764,000
Unamortized debt issuance costs	(5,788)	(6,578)
Current portion of long-term debt	(2,375)	—
Total long-term debt, net	$758,861	$757,422
___________________________________
(a)    Revolving facilities as of June 30, 2024 includes $2.4 million outstanding under the PJMF Revolving Facility as defined and discussed below.
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
Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 and amended May 30, 2023 (as amended, the “Credit Agreement”), provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $235.3 million as of June 30, 2024. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further description of the provisions and covenant requirements under the Credit Agreement.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and amended September 30, 2023, with U.S. Bank National Association, as lender. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2024, but is subject to annual amendments. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The applicable interest rate on the PJMF Revolving facility was 7.3% for the three months ended June 30, 2024. As of June 30, 2024, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $2.4 million and is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Credit Agreement.
Derivative Financial Instruments
On June 23, 2023, the Company entered into a new interest rate swap with an initial notional value of $100.0 million to replace the Company’s prior interest rate swaps, which had a notional value of $125.0 million and matured on April 30, 2023. The objective of the interest rate swap is to mitigate the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Revolving Facility. We designated the interest rate swap as a cash flow hedge and assess hedge effectiveness at regular intervals through the maturity date of June 30, 2025. The interest rate swaps are recorded at fair value at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassified to Net interest expense in the Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings.
As of June 30, 2024, we have the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
The following table provides information on the location and amounts of our current and expired swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value June 30, 2024	Fair Value December 31, 2023
Prepaid and other current assets	$364	$107
Other long-term liabilities	$—	$483

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
June 30, 2024	$68	Interest expense	$197	$(10,896)
June 25, 2023	$1,165	Interest expense	$(36)	$(11,275)

Interest rate swaps for the six months ended:
June 30, 2024	$740	Interest expense	$397	$(21,959)
June 25, 2023	$1,424	Interest expense	$(243)	$(20,296)
Net interest paid, including payments made or received under the swaps, was $5.8 million and $20.4 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $16.6 million for the three and six months ended June 25, 2023, respectively.
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
During the first quarter of 2024, the Company commenced the next phase of the International Transformation Plan as approved by the Board, which involves strategic restaurant closures and divestitures in the UK. The purpose of this plan is to optimize the Company’s restaurant portfolio in the UK and improve overall profitability by closing unprofitable locations and enhancing profitability across the remaining portfolio of Company-owned restaurants. The execution of this phase of the International Transformation Plan resulted in the closure of 43 underperforming UK Company-owned restaurants during the three months ended June 30, 2024.
During the second quarter of 2024, the Company completed the refranchising of 40 formerly Company-owned restaurants to existing franchisees in June 2024, which resulted in a loss on sale of $1.2 million during the three months ended June 30, 2024. Additionally, the Company refranchised an additional 20 formerly Company-owned restaurants effective July 1, 2024. The assets of these 20 stores were classified as assets held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2024, and the remeasurement of these assets resulted in charges of $0.6 million during the three months ended June 30, 2024. The loss on sale and remeasurement charges were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations. Further, as a result of ongoing evaluation of our UK market, the Company closed an additional 19 franchised locations during the first six months of 2024. We are finalizing the evaluation of our restaurant portfolio in the UK, which may result in limited strategic restaurant closures with the Company’s efforts turning towards growth opportunities within this market as we complete optimization of the portfolio.
The Company evaluates its property and equipment and other long-lived assets (primarily right-of-use operating lease assets) for potential indicators of impairment at least annually, or as facts and circumstances indicate that the carrying value of the asset group may not be recoverable. The asset group is at the store level for our UK-based restaurants and primarily includes lease right-of-use assets for franchised stores and lease right-of-use assets and leasehold improvements for Company-owned stores. Due to indicators of potential impairment associated with the UK Company-owned and franchised store closures mentioned above, the Company performed an impairment analysis and determined that the carrying amount of the assets related to the closing UK stores were not recoverable. For the three and six months ended June 30, 2024, we recognized impairment charges for the amount by which the carrying value exceeded the estimated fair value of the asset groups. Fair values were determined based on an income approach, specifically a discounted cash flow ("DCF") model, primarily using estimated sublease income considering market rental rates. Management judgment is involved in determining the estimated fair value and includes uncertainties that under different assumptions and circumstances could drive material changes in the fair value determination.
In connection with the International Transformation Plan, the Company incurred restructuring related costs of $6.1 million and $15.7 million for the three and six months ended June 30, 2024, respectively, primarily related to lease right-of-use asset and leasehold improvement impairment charges, losses associated with the refranchising of corporate stores, losses on notes receivable with a UK franchisee in relation to franchised store closures, lease termination impacts related to closed stores, employee termination costs, and professional advisory services and other related costs. The Company has incurred total restructuring related costs of $17.9 million since commencement of the International Transformation Plan. These costs were included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
Total estimated pre-tax costs associated with the International Transformation Plan are approximately $25 million to $35 million (inclusive of the $17.9 million incurred through the second quarter of 2024), all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2024 and 2025.
The following table summarizes restructuring related costs recorded for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Long-lived asset impairment charges	$1,422	$8,976
Loss on franchisee notes receivable	1,564	1,564
Loss on refranchising Company-owned stores	1,737	1,737
Professional services and other related costs	1,355	2,701
Employee termination costs, net (a)	(255)	368
Operating lease terminations	306	306
Total international transformation costs, net	$6,129	$15,652
(a) During the three months ended June 30, 2024, the Company had a partial reversal of severance originally estimated in connection with the closure of Company-owned restaurants. Includes noncash reversal of $0.1 million related to the forfeiture of unvested stock-based compensation awards.
The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Employee severance	Professional services and other related costs	Other	Total
Balance as of December 31, 2023	$1,227	$527	$29	$1,783
Charges	444	2,701	—	3,145
Payments	(1,286)	(2,605)	(29)	(3,920)
Balance as of June 30, 2024	$385	$623	$—	$1,008
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2024. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
11. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and derives its revenues principally from retail sales of pizza, Papadias, and side items, including breadsticks, Papa Bites, cheesesticks, boneless chicken wings and bone-in chicken wings, dessert items and canned or bottled beverages. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment consists of the operations of all Company-owned restaurants located in the UK, as well as distribution sales to franchised Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. All other business units that do not meet the quantitative thresholds for determining reportable segments, which are not operating segments, we refer to as “all other,” which consists of operations that derive revenues from the sale, principally to Company-owned and franchised restaurants, of information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms, as well as franchise contributions to marketing funds.
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

The following tables present our segment information.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenues:
Domestic Company-owned restaurants	$173,207	$175,780	$349,431	$355,646
North America franchising	34,409	34,711	70,106	70,783
North America commissaries	198,197	206,980	401,484	419,546
International	46,547	41,354	93,220	80,058
All others	55,534	55,705	107,569	115,546
Total revenues	$507,894	$514,530	$1,021,810	$1,041,579

Intersegment revenues:
North America franchising	$1,041	$1,025	$2,090	$2,077
North America commissaries	50,303	51,586	99,570	103,403
International	—	869	—	869
All others	13,778	16,348	26,950	33,183
Total intersegment revenues	$65,122	$69,828	$128,610	$139,532

Operating income:
Domestic Company-owned restaurants (a)	$4,777	$6,641	$15,136	$13,291
North America franchising	32,409	32,111	66,120	65,511
North America commissaries	11,403	10,397	23,738	21,127
International (b)	(2,665)	3,763	(8,654)	10,995
All others	2,170	1,343	5,368	4,500
Unallocated corporate expenses (c)	(19,598)	(19,701)	(39,240)	(43,067)
Elimination of intersegment (profits) losses	(270)	358	(524)	351
Total operating income	$28,226	$34,912	$61,944	$72,708

Property and equipment, net:
Domestic Company-owned restaurants	$261,833
North America commissaries	147,643
International	25,034
All others	137,676
Unallocated corporate assets	245,337
Accumulated depreciation and amortization	(551,830)
Total property and equipment, net	$265,693
___________________________________
(a)    The three and six months ended June 30, 2024 includes a $4.0 million non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants.
(b)    The three and six months ended June 30, 2024 includes $6.1 million and $15.7 million, respectively, of costs related to the International Transformation Plan. See “Note 9. Restructuring” for additional information. The three and six months ended June 25, 2023 includes $1.3 million of costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of stores from franchisees.
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

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended June 30, 2024
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$173,207	$—	$—	$11,433	$—	$184,640
Franchise royalties and fees	—	35,450	—	12,143	—	47,593
Commissary sales	—	—	248,500	16,125	—	264,625
Other revenues	—	—	—	6,846	69,312	76,158
Eliminations	—	(1,041)	(50,303)	—	(13,778)	(65,122)
Total segment revenues	173,207	34,409	198,197	46,547	55,534	507,894
International other revenues (a)	—	—	—	(6,846)	6,846	—
Total revenues	$173,207	$34,409	$198,197	$39,701	$62,380	$507,894

	Reportable Segments
	Three Months Ended June 25, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$175,780	$—	$—	$3,018	$—	$178,798
Franchise royalties and fees	—	35,736	—	12,196	—	47,932
Commissary sales	—	—	258,566	20,263	—	278,829
Other revenues	—	—	—	6,746	72,053	78,799
Eliminations	—	(1,025)	(51,586)	(869)	(16,348)	(69,828)
Total segment revenues	175,780	34,711	206,980	41,354	55,705	514,530
International other revenues (a)	—	—	—	(6,746)	6,746	—
Total revenues	$175,780	$34,711	$206,980	$34,608	$62,451	$514,530

	Reportable Segments
	Six Months Ended June 30, 2024
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$349,431	$—	$—	$26,460	$—	$375,891
Franchise royalties and fees	—	72,196	—	23,599	—	95,795
Commissary sales	—	—	501,054	30,350	—	531,404
Other revenues	—	—	—	12,811	134,519	147,330
Eliminations	—	(2,090)	(99,570)	—	(26,950)	(128,610)
Total segment revenues	349,431	70,106	401,484	93,220	107,569	1,021,810
International other revenues (a)	—	—	—	(12,811)	12,811	—
Total revenues	$349,431	$70,106	$401,484	$80,409	$120,380	$1,021,810

	Reportable Segments
	Six Months Ended June 25, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$355,646	$—	$—	$3,018	$—	$358,664
Franchise royalties and fees	—	72,860	—	24,687	—	97,547
Commissary sales	—	—	522,949	39,235	—	562,184
Other revenues	—	—	—	13,987	148,729	162,716
Eliminations	—	(2,077)	(103,403)	(869)	(33,183)	(139,532)
Total segment revenues	355,646	70,783	419,546	80,058	115,546	1,041,579
International other revenues (a)	—	—	—	(13,987)	13,987	—
Total revenues	$355,646	$70,783	$419,546	$66,071	$129,533	$1,041,579
___________________________________
(a)    Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.8 million and $12.8 million of revenues for the three and six months ended June 30, 2024, respectively, and $6.7 million and $14.0 million of revenues for the three and six months ended June 25, 2023, respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.
12. Subsequent Events

Sale-Leaseback of Texas and Florida QC Centers
On August 2, 2024, the Company finalized the sale and subsequent leaseback of two Domestic QC Centers for a purchase price of $46.7 million. Under the terms of the leases, which commenced on August 2, 2024, we will lease the QC Centers for 17 years with two 5 year renewal options. The Company will pay annual rents under the operating leases of the Texas and Florida QC Centers of $2.0 million and $1.0 million, respectively, for the first year with annual rents increasing by 2.75% thereafter. We have reclassified all long-lived assets associated with the transaction as held for sale as of the balance sheet date, in accordance with ASC 360. We expect to record a pre-tax gain on sale of approximately $40.0 million to $42.0 million during the third quarter of 2024, as the sale was not executed as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa Johns began operations in 1984. As of June 30, 2024, there were 5,883 Papa John’s restaurants in operation, consisting of 570 Company-owned and 5,313 franchised restaurants operating in 49 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
The Company has focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. Our progress and significant transactions during the second quarter of 2024 are described below.
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
During the first half of 2024, the Company made significant progress against our priorities of Back to Better 2.0 and International Transformation.
Back to Better 2.0
•Product innovation and marketing strategy: In the second quarter, the approved contribution rate increase to PJMF became effective, while local marketing spend remains optional. This strategy shift is intended to increase the productivity of franchisees’ marketing contributions by leveraging the scale that national investments deliver. In earlier 2024, we also launched an all-new brand platform “Better Get You Some” that is part of our deepened commitment to, and investment in, our new marketing strategy. These investments are focused on improving audience segmentation, building consumer loyalty and driving cultural relevance. Additionally during the quarter, we brought back the Cheesy Burger Pizza platform, which is available across a trio of menu items and price points.
•Domestic commissary growth strategy: Our previously-announced change in the Domestic Commissary profit model was implemented during the first quarter, with the fixed operating margin that Domestic QC Centers charge increasing to 5% paired with increased rebate opportunities for franchisees. The operating income of the North America Commissary business has also increased, reflecting benefits for both franchisees as well as the Commissary. We also continue to pursue productivity efficiencies throughout the supply chain through improved operations and supplier relationships.

International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position our largest markets, including the UK, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $25 million to $35 million (inclusive of the $17.9 million incurred through the second quarter of 2024), which the Company currently expects to be recognized in 2024 and 2025. See “Note 9. Restructuring” of “Notes to Condensed Consolidated Financial Statements” for additional details.
During the second quarter of 2024, the Company has made significant progress in executing the International Transformation Plan, with specific actions around UK Optimization as follows:
•During the second quarter, we completed several transactions to optimize the UK Company-owned restaurant portfolio. On May 15, 2024, we completed the planned closure of 43 underperforming UK Company-owned restaurants. In June, we successfully refranchised 40 formerly Company-owned restaurants to existing franchisees. On July 1, 2024, we refranchised an additional 20 formerly Company-owned restaurants to primarily existing franchisees. Beginning with the third quarter of 2024, we will continue to operate only 13 Company-owned restaurants in the UK. We have also continued evaluating and right-sizing the UK franchise base, resulting in the closure of 19 franchised locations during the first six months of 2024. Based on these actions, and the continued operating success of our franchisees, we anticipate the UK market to be profit accretive in the second half of 2024.
•We are finalizing the evaluation of our restaurant portfolio in the UK, which may result in limited strategic restaurant closures with the Company’s efforts turning towards growth opportunities within this market as we complete optimization of the portfolio.

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

	Three Months Ended		Six Months Ended
Amounts below exclude the impact of foreign currency	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Comparable sales growth (decline):
Domestic Company-owned restaurants	(4.2)%	2.2%	(3.6)%	2.8%
North America franchised restaurants	(3.4)%	(2.3)%	(2.4)%	(1.6)%
North America restaurants	(3.6)%	(1.4)%	(2.7)%	(0.7)%
International restaurants	(0.1)%	(0.7)%	(1.4)%	(3.3)%
Total comparable sales growth (decline)	(2.7)%	(1.3)%	(2.4)%	(1.3)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	(1.5)%	2.5%	(1.7)%	3.7%
North America franchised restaurants	(1.9)%	(0.6)%	(1.8)%	0.1%
North America restaurants	(1.9)%	—%	(1.8)%	0.8%
International restaurants	2.9%	8.6%	2.2%	5.8%
Total global system-wide restaurant sales growth (decline)	(0.7)%	2.0%	(0.8)%	2.0%

Restaurant Progression	Three Months Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
North America Company-owned:
Beginning of period	536	520	531	522
Opened	1	—	6	—
Closed	—	—	—	(2)
Acquired	—	1	—	1
End of period	537	521	537	521
North America franchised:
Beginning of period	2,911	2,864	2,902	2,854
Opened	9	13	25	29
Closed	(10)	(8)	(17)	(14)
Sold	—	(1)	—	(1)
End of period	2,910	2,868	2,910	2,868
International Company-owned
Beginning of period	117	—	117	—
Closed	(43)	—	(43)	—
Acquired	—	91	—	91
Refranchised	(41)	—	(41)	—
End of period	33	91	33	91
International franchised:
Beginning of period	2,350	2,341	2,356	2,322
Opened	56	55	79	98
Closed	(44)	(13)	(73)	(37)
Sold	—	(91)	—	(91)
Refranchised	41	—	41	—
End of period	2,403	2,292	2,403	2,292
Total restaurants – end of period	5,883	5,772	5,883	5,772

Trailing four quarters net store growth	111	209

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended		Increase (Decrease)
(Dollars in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023	QTD	YTD
Revenues:
Domestic Company-owned restaurant sales	$173,207	$175,780	$349,431	$355,646	(1.5)%	(1.7)%
North America franchise royalties and fees	34,409	34,711	70,106	70,783	(0.9)%	(1.0)%
North America commissary revenues	198,197	206,980	401,484	419,546	(4.2)%	(4.3)%
International revenues	39,701	34,608	80,409	66,071	14.7%	21.7%
Other revenues	62,380	62,451	120,380	129,533	(0.1)%	(7.1)%
Total revenues	$507,894	$514,530	$1,021,810	$1,041,579	(1.3)%	(1.9)%
The comparability of results between 2024 and 2023 is impacted by transactions that have changed the composition of restaurants in the UK during the periods presented. In the second and third quarters of 2023, the Company acquired 118 formerly franchised restaurants in the UK (the “UK franchisee acquisitions”). In the second quarter of 2024, the Company completed the previously-announced closure of 43 Company-owned restaurants in the UK and also refranchised 40 Company-owned restaurants in the UK. These transactions impact the composition of International revenues and the results of the International segment during the periods presented. On July 1, 2024, the Company refranchised an additional 20 Company-owned restaurants in the UK. After prior disposals of two mobile units, the Company is operating 13 UK Company-owned restaurants beginning in the third quarter of 2024. See “Note 9. Restructuring” of the “Notes to Condensed Consolidated Financial Statements” for additional information on these transactions.
Total revenues decreased $6.6 million or 1.3% to $507.9 million for the three months ended June 30, 2024 and decreased $19.8 million or 1.9% to $1.02 billion for the six months ended June 30, 2024, as compared to each prior year comparable period. Changes in total revenues are impacted by the transactions noted above and as detailed in the discussion below.
Domestic Company-owned restaurant sales decreased $2.6 million, or 1.5%, for the three months ended June 30, 2024 and decreased $6.2 million, or 1.7% for the six months ended June 30, 2024, as compared to each prior year comparable period. The decrease was primarily due to declines in comparable sales of 4.2% and 3.6% for the three and six months ended June 30, 2024, respectively. The comparable sales declines were partially offset by increased equivalent units of 4.1% and 2.3% for the same respective periods.
North America franchise royalties and fees decreased $0.3 million, or 0.9%, for the three months ended June 30, 2024 and decreased $0.7 million, or 1.0% for the six months ended June 30, 2024, each as compared to each prior year comparable period. The decreases are primarily due to comparable sales declines of 3.4% and 2.4%, respectively. These declines were partially offset by lower royalty waivers in 2024 as compared to 2023 and growth in units. Equivalent units increased 3.7% and 3.3% for the three and six months ended June 30, 2024, respectively.
North America franchise restaurant sales decreased 2.0% to $732.5 million for the three months ended June 30, 2024 compared to the prior year comparable period. North America franchise restaurant sales decreased 1.8% to $1.5 billion for the six months ended June 30, 2024 as compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales.
North America commissary revenues decreased $8.8 million or 4.2% for the three months ended June 30, 2024 and decreased $18.1 million, or 4.3% for the six months ended June 30, 2024, each as compared with the prior year comparable period. The declines were due to a combination of lower commodity prices, particularly cheese, and lower volumes.

International revenues increased $5.1 million, or 14.7%, for the three months ended June 30, 2024 and increased $14.3 million, or 21.7% for the six months ended June 30, 2024, each as compared with the prior year comparable period. As mentioned above, the UK franchisee acquisitions in 2023 and the UK restaurant closures and refranchising transactions in the second quarter of 2024 impact the comparability of International revenues earned in each period. The net increase in revenue related to the UK franchisee acquisitions was approximately $5.2 million and $14.9 million for the three and six months ended June 30, 2024, respectively, representing sales and royalties attributable to this group of restaurants compared to prior year. Excluding the impact of the UK franchisee acquisitions, International revenues would have decreased $0.1 million and $0.6 million for the three and six months ended June 30, 2024, respectively.
International franchise restaurant sales decreased $10.4 million to $287.1 million and decreased $28.8 million to $562.2 million for the three and six months ended June 30, 2024, respectively. This decrease includes the impact of the UK franchisee acquisitions moving out of franchise restaurant sales and into Company-owned sales. Excluding the impact of the UK franchisee acquisitions and foreign currency fluctuations, International franchise restaurant sales increased $12.2 million or 4.3% and $16.4 million or 2.9% for the three and six months ended June 30, 2024, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds and online and mobile ordering business, were flat and decreased $9.2 million, or 7.1%, for the three and six months ended June 30, 2024 compared to the prior year comparable periods. Our results for the three and six months ended June 25, 2023 included revenues of $4.8 million and $9.9 million, respectively, related to Preferred Marketing, our formerly wholly-owned print and promotions company which was sold in the fourth quarter of 2023. This was offset during the second quarter of 2024 primarily by a $4.2 million increase in marketing fees due to a planned increase in the national marketing fund contribution percentage that went into effect during the quarter and an increase in franchised locations.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(Dollars in thousands)	Three Months Ended
	June 30, 2024	% of Related Revenues	June 25, 2023	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$138,033	79.7%	$143,705	81.8%	(2.1)%
North America commissary expenses	182,299	92.0%	190,468	92.0%	—%
International expenses	27,077	68.2%	20,435	59.0%	9.2%
Other expenses	56,951	91.3%	58,996	94.5%	(3.2)%
General and administrative expenses	57,714	11.4%	50,324	9.8%	1.6%
Depreciation and amortization	17,594	3.5%	15,690	3.0%	0.5%
Total costs and expenses	479,668	94.4%	479,618	93.2%	1.2%
Operating income	$28,226	5.6%	$34,912	6.8%	(1.2)%

(Dollars in thousands)	Six Months Ended
	June 30, 2024	% of Related Revenues	June 25, 2023	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$276,786	79.2%	$291,489	82.0%	(2.8)%
North America commissary expenses	367,498	91.5%	386,883	92.2%	(0.7)%
International expenses	55,423	68.9%	37,746	57.1%	11.8%
Other expenses	108,718	90.3%	120,074	92.7%	(2.4)%
General and administrative expenses	116,173	11.4%	102,268	9.8%	1.6%
Depreciation and amortization	35,268	3.5%	30,411	2.9%	0.6%
Total costs and expenses	959,866	93.9%	968,871	93.0%	0.9%
Operating income	$61,944	6.1%	$72,708	7.0%	(0.9)%
Total costs and expenses were $479.7 million or 94.4% of total revenues for the three months ended June 30, 2024 as compared to $479.6 million or 93.2% of total revenues for the prior year comparable period. For the six months ended June 30, 2024, total costs and expenses were $959.9 million or 93.9% of total revenues, as compared to $968.9 million, or 93.0% of total revenues for the prior year comparable period. The changes in total costs and expenses, as percentages of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $138.0 million or 79.7% of related revenues for the three months ended June 30, 2024 as compared to expenses of $143.7 million or 81.8% of related revenues for the prior year period. For the six months ended June 30, 2024 Domestic Company-owned restaurant expenses were $276.8 million or 79.2% of related revenues as compared to expenses of $291.5 million or 82.0% of related revenues for the prior year comparable period. The quarter and year-to-date decreases of 2.1% and 2.8%, respectively, were primarily due to lower insurance expenses related to improved auto liability claims experience, lower utility costs, and lower advertising spend that we expect to incur later in 2024.
North America commissary expenses were $182.3 million, or 92.0% of related revenues for the three months ended June 30, 2024 as compared to $190.5 million, or 92.0% of related revenues for the prior year comparable period. For the six months ended June 30, 2024 North America commissary expenses were $367.5 million, or 91.5% of related revenues as compared to $386.9 million, or 92.2% of related revenues for the prior year comparable period. The expense, as a percentage of related revenues, was flat and decreased 0.7% for the three and six months ended June 30, 2024 primarily due to declining commodity prices for cheese and lower volumes.
International expenses were $27.1 million, or 68.2% of related revenues for the three months ended June 30, 2024 as compared to $20.4 million, or 59.0% of related revenues for the prior year comparable period. For the six months ended June 30, 2024, International expenses were $55.4 million, or 68.9% of related revenues as compared to expenses of $37.7 million, or 57.1% of related revenues for the prior year comparable period. International expenses increased in 2024 as a result of the UK franchisee acquisitions, which added operating costs related to Company-owned restaurants, partially offset by declining commodity prices at our International commissary.
Other expenses were $57.0 million, or 91.3% of related revenues for the three months ended June 30, 2024, as compared to $59.0 million, or 94.5% for the prior year comparable period. For the six months ended June 30, 2024, Other expenses were $108.7 million, or 90.3% of related revenues as compared to expenses of $120.1 million, or 92.7% of related revenues for the prior year comparable period. The decrease reflects $4.7 million and $9.5 million of expenses incurred for the three and six months ended June 25, 2023 related to Preferred Marketing, our formerly wholly-owned print and promotions company, which was sold in the fourth quarter of 2023. This decrease was partially offset during the second quarter of 2024 by a $3.8 million increase in advertising expenses due to a planned increase in the national marketing fund contribution percentage that went into effect during the quarter and an increase in franchised locations.
General and Administrative Expenses
General and Administrative (“G&A”) expenses were $57.7 million, or 11.4% of revenues for the three months ended June 30, 2024 as compared to $50.3 million, or 9.8% of revenues for the prior year comparable period. For the six months ended June 30, 2024, G&A expenses were $116.2 million or 11.4% of revenues compared to $102.3 million or 9.8% of revenues for the prior year comparable period. G&A expenses increased $7.4 million and $13.9 million, respectively, for the three and six months ended June 30, 2024 primarily due to $6.1 million and $15.7 million incurred related to the International Transformation Plan (see “Note 9. Restructuring”) as well as $4.0 million related to a non-cash impairment charge to write down the carrying value of property and equipment and intangible assets for certain Domestic restaurants. This increase was partially offset by lower equity compensation costs related to leadership changes and lower costs in 2024 as the bi-annual franchise operating conference took place in 2023.
Depreciation and Amortization
Depreciation and amortization expense was $17.6 million, or 3.5% of revenues for the three months ended June 30, 2024, as compared to $15.7 million, or 3.0% of revenues for the prior year comparable period. For the six months ended June 30, 2024, depreciation and amortization expense was $35.3 million, or 3.5% of revenues as compared to $30.4 million, or 2.9% of revenues for the prior year comparable period. The increases of $1.9 million and $4.9 million, respectively, for the three and six months ended June 30, 2024, was primarily due to higher depreciation expense related to our investments in technology platforms and the UK franchisee acquisitions.
Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is also presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended June 30, 2024			Three Months Ended June 25, 2023
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$4,777	$4,000	$8,777	$6,641	$—	$6,641	$(1,864)	$2,136
North America franchising	32,409	—	32,409	32,111	—	32,111	298	298
North America commissaries	11,403	—	11,403	10,397	—	10,397	1,006	1,006
International	(2,665)	6,129	3,464	3,763	1,308	5,071	(6,428)	(1,607)
All others	2,170	—	2,170	1,343	—	1,343	827	827
Unallocated corporate expenses	(19,598)	—	(19,598)	(19,701)	661	(19,040)	103	(558)
Elimination of intersegment (profits) losses	(270)	—	(270)	358	—	358	(628)	(628)
Total	$28,226	$10,129	$38,355	$34,912	$1,969	$36,881	$(6,686)	$1,474

	Six Months Ended June 30, 2024			Six Months Ended June 25, 2023
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$15,136	$4,000	$19,136	$13,291	$—	$13,291	$1,845	$5,845
North America franchising	66,120	—	66,120	65,511	—	65,511	609	609
North America commissaries	23,738	—	23,738	21,127	—	21,127	2,611	2,611
International	(8,654)	15,652	6,998	10,995	1,308	12,303	(19,649)	(5,305)
All others	5,368	—	5,368	4,500	—	4,500	868	868
Unallocated corporate expenses	(39,240)	—	(39,240)	(43,067)	2,017	(41,050)	3,827	1,810
Elimination of intersegment (profits) losses	(524)	—	(524)	351	—	351	(875)	(875)
Total	$61,944	$19,652	$81,596	$72,708	$3,325	$76,033	$(10,764)	$5,563
___________________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each period and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $28.2 million and $61.9 million for the three and six months ended June 30, 2024, respectively, as compared to $34.9 million and $72.7 million for the prior year comparable periods, a decrease of $6.7 million and $10.8 million, respectively. Adjusted operating income was $38.4 million and $81.6 million for the three and six months ended June 30, 2024, respectively, as compared to $36.9 million and $76.0 million for the prior year comparable periods, an increase of $1.5 million and $5.6 million, respectively. The fluctuations in adjusted operating income in 2024 compared to 2023 were primarily due to the following:
•Domestic Company-owned restaurants increased $2.1 million and $5.8 million for the three and six months ended June 30, 2024. The increase was primarily due to lower advertising, utility and insurance costs, combined with lower commodity prices, which were partially offset by lower revenues from 4.2% and 3.6% declines in comparable sales for the respective periods.
•North America franchising increased $0.3 million and $0.6 million for the three and six months ended June 30, 2024. The increase is primarily due to a 3.7% and 3.3% increase in equivalent units, partially offset by a decrease in comparable sales of 3.4% and 2.4% for the respective periods.
•North America commissaries increased $1.0 million and $2.6 million for the three and six months ended June 30, 2024, primarily due to the increase in the commissary fixed operating margin, which became effective in 2024, partially offset by anticipated franchisee rebates.

•International decreased $1.6 million and $5.3 million for the three and six months ended June 30, 2024 primarily driven by operating losses including increased depreciation expense attributable to the UK franchisee acquisitions as well as comparable sales declines of 0.1% and 1.4% for the respective periods. As mentioned above, during the second quarter of 2024, 43 of the UK Company-owned restaurants were closed and an additional 40 were refranchised. 20 additional UK Company-owned restaurants were refranchised effective July 1, 2024. Beginning in the third quarter of 2024, we will operate 13 Company-owned stores in the UK.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $0.8 million and $0.9 million during the three and six months ended June 30, 2024 primarily due to prior year losses incurred by Preferred Marketing, our formerly wholly-owned print and promotions company, which was sold in the fourth quarter of 2023.
•Unallocated corporate expenses increased $0.6 million for three months ended June 30, 2024 and decreased $1.8 million for the six months ended June 30, 2024. The decrease during the year-to-date period was primarily due to the reversal of stock compensation expense for unvested equity units from leadership transitions, which was partially offset by higher depreciation expense related to our investments in technology support initiatives.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023	QTD	YTD
Operating income	$28,226	$34,912	$61,944	$72,708	$(6,686)	$(10,764)
Net interest expense	(10,896)	(11,275)	(21,959)	(20,296)	379	(1,663)
Income before income taxes	17,330	23,637	39,985	52,412	(6,307)	(12,427)
Income tax expense	4,794	5,778	12,535	12,007	(984)	528
Net income before attribution to noncontrolling interests	12,536	17,859	27,450	40,405	(5,323)	(12,955)
Net income attributable to noncontrolling interests	(293)	(91)	(571)	(261)	(202)	(310)
Net income attributable to the Company	$12,243	$17,768	$26,879	$40,144	$(5,525)	$(13,265)

Basic earnings per common share	$0.37	$0.55	$0.82	$1.20	$(0.18)	$(0.38)
Diluted earnings per common share	$0.37	$0.54	$0.82	$1.20	$(0.17)	$(0.38)
Net Interest Expense
Net interest expense decreased $0.4 million and increased $1.7 million, or 3.4% and 8.2% for the three and six months ended June 30, 2024. The increase for the six months ended June 30, 2024 was due to higher average outstanding debt as well as an increase in borrowing rates.
Income Tax Expense (Benefit)
Our effective income tax rate was 27.7% and 31.3% for the three and six months ended June 30, 2024 as compared to an income tax rate of 24.4% and 22.9% for the prior year comparable periods. The higher effective tax rate for the three and six months ended June 30, 2024 was driven by impairment charges related to the International Restructuring that created unrecognized tax losses and prevented the Company from generating foreign tax credits as well as a tax shortfall generated by stock option exercises and vesting of restricted shares in 2024 along with a lower pre-tax income.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Income before income taxes	$17,330	$23,637	$39,985	$52,412
Income tax expense	$4,794	$5,778	$12,535	$12,007
Effective tax rate	27.7%	24.4%	31.3%	22.9%
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $0.3 million and $0.6 million for the three and six months ended June 30, 2024 as compared with $0.1 million and $0.3 million for the prior year comparable periods.
Diluted Earnings Per Common Share
Diluted earnings per common share was $0.37 and $0.82 for the three and six months ended June 30, 2024 as compared to $0.54 and $1.20 for the prior year comparable periods, representing decreases of $0.17 and $0.38, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.61 and $1.28 for the three and six months ended June 30, 2024 as compared to adjusted diluted earnings per common share of $0.59 and $1.28 for the prior year comparable periods, representing an increase of $0.02 for the quarter and flat for the six month period. See “Non-GAAP Measures” for additional information.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating income	$28,226	$34,912	$61,944	$72,708
International restructuring costs (a)	6,129	—	15,652	—
UK repositioning and acquisition-related costs (b)	—	1,308	—	1,308
Other costs (c)	4,000	661	4,000	2,017
Adjusted operating income	$38,355	$36,881	$81,596	$76,033

Net income attributable to common shareholders	$12,243	$17,768	$26,879	$40,144
International restructuring costs (a)	6,129	—	15,652	—
UK repositioning and acquisition-related costs (b)	—	1,308	—	1,308
Other costs (c)	4,000	661	4,000	2,017
Tax effect of adjustments (d)	(2,289)	(449)	(4,441)	(758)
Adjusted net income attributable to common shareholders	$20,083	$19,288	$42,090	$42,711

Diluted earnings per common share	$0.37	$0.54	$0.82	$1.20
International restructuring costs (a)	0.19	—	0.48	—
UK repositioning and acquisition-related costs (b)	—	0.04	—	0.04
Other costs (c)	0.12	0.02	0.12	0.06
Tax effect of adjustments (d)	(0.07)	(0.01)	(0.14)	(0.02)
Adjusted diluted earnings per common share	$0.61	$0.59	$1.28	$1.28
___________________________________
(a)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring”
(b)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
(c)For the three and six months ended June 30, 2024, represents a non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants. Refer to Note 2. Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements” for further details. For the three and six months ended June 25, 2023, represents severance and related costs associated with the transition of certain executives, recorded in General and administrative expenses.
(d)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.6% and 22.8% for the three and six months ended June 30, 2024 and June 25, 2023, respectively.
In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our senior secured revolving credit facility (the “PJI Revolving Facility”). Our principal uses of cash are operating expenses, capital expenditures, and returning value to our shareholders in the form of cash dividends and share repurchases. Our capital priorities are:
•investing for growth
•maintaining a strong balance sheet, and
•returning capital to shareholders
The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for the six months ended June 30, 2024 and June 25, 2023 (in thousands):

	Six Months Ended
	June 30, 2024	June 25, 2023
Total cash provided by (used in):
Operating activities	$41,957	$93,735
Investing activities	(23,841)	(35,727)
Financing activities	(34,428)	(61,620)
Effect of exchange rate changes on cash and cash equivalents	30	11
Change in cash and cash equivalents	$(16,282)	$(3,601)
Operating Activities
Total cash provided by operating activities was $42.0 million for the six months ended June 30, 2024 compared to $93.7 million for the corresponding period of 2023. The decrease of $51.8 million primarily reflects unfavorable working capital changes in the first half of 2024, principally related to the timing of payments and higher accrual balances at December 31, 2023 related to the 53rd week of our 2023 fiscal year. These factors resulted in several large disbursements during the first half of 2024, driving outflows in working capital. In addition, in the first half of 2024 compared to the first half of 2023, depreciation expenses were higher due to the UK franchisee acquisitions and impairment charges which were incurred due to UK restructuring initiatives, partially offset by stock compensation expense reversal for unvested equity units as a result of leadership transitions.
Investing Activities
Total cash used in investing activities was $23.8 million for the six months ended June 30, 2024 compared to $35.7 million for the same period in 2023, or a decrease of $11.9 million. The decrease in cash used in investing activities was primarily due to lower capital expenditures and fewer notes issued to franchisees in the first six months of 2024 as compared to 2023. We also received a $2.3 million investment distribution in the first six months of 2024 related to our deferred compensation plan.
Our capital expenditures consisted primarily of capital investments for existing stores and new store locations as well as investments in technology platforms. We estimate that our capital expenditures during 2024 will be approximately $75 million to $85 million. This estimate includes the acquisition of sites and construction costs for new Company-owned stores that have opened or that we expect to open during 2024. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $34.4 million for the six months ended June 30, 2024 compared to $61.6 million for the same period of 2023. In the first six months of 2024, the principal financing outflows were related to dividend payments of $30.2 million, $3.3 million in tax payments on equity award issuances and $4.8 million in payments related to financing leases. These outflows were offset by net borrowings of $0.6 million from the PJI Revolving Facility and $2.4 million from the PJMF revolving line of credit (the “PJMF Revolving Facility”). There were no share repurchases in the first six months of 2024.
In the first six months of 2023, cash used for financing activities primarily reflects the impact of share repurchases of $210.3 million, which were financed through $186.5 million in net borrowing from the PJI Revolving Facility. Other financing outflows in the first six months of 2023 included $28.5 million in dividend payments, $6.1 million in tax payments on equity award issuances and $3.7 million in payments related to financing leases.
Debt
Our outstanding debt as of June 30, 2024 was $767.0 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”) and $367.0 million outstanding under the PJI Revolving Facility and the PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $235.3 million as of June 30, 2024.
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

	Permitted Ratio	Actual Ratio as of June 30, 2024
Leverage ratio	Not to exceed 5.25 to 1.0	3.1 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.2 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 30, 2024.
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
The PJMF Revolving Facility consists of a $30.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015, and amended September 30, 2023, with U.S. Bank National Association, as lender. Debt outstanding under the PJMF Revolving Facility was approximately $2.4 million as of June 30, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Credit Agreement.
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

The following table summarizes our repurchase activity under this program for the three and six months ended June 30, 2024 and June 25, 2023:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
June 30, 2024	—	$—	$—	$90,160
June 25, 2023	—	$—	$—	$90,160

(In thousands, except average price per share)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Aggregate Cost of Shares Purchased (b)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Six Months Ended
June 30, 2024	—	$—	$—	$90,160
June 25, 2023	2,523	$83.10	$209,640	$90,160
(a)    The shares repurchased during the six months ended June 25, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP at a price of $82.52 per share for aggregate consideration of $179.6 million.
(b) Aggregate cost of shares purchased for the six months ended June 25, 2023 excluded $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities during the six months ended June 25, 2023.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $30.2 million ($0.92 per share) and $28.5 million ($0.84 per share) for the six months ended June 30, 2024 and June 25, 2023, respectively. On July 31, 2024, our Board of Directors declared a third quarter dividend of $0.46 per common share (approximately $15.2 million in the aggregate), which will be paid on August 30, 2024 to stockholders of record as of the close of business on August 19, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the six month periods of 2024 and 2023 (in thousands):

	Six Months Ended
	June 30, 2024	June 25, 2023
Net cash provided by operating activities	$41,957	$93,735
Purchases of property and equipment	(29,155)	(34,759)
Free cash flow	$12,802	$58,976
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
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, investments in and repositioning of the UK market, International restructuring plans, timing and costs, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
•the ability of the Company to manage challenging macroeconomic conditions in the United States and internationally, including the United Kingdom;
•the ability of the Company to retain key management and manage staffing and labor shortages at Company and/or franchised restaurants and our Quality Control Centers;
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
•the impact of current or future claims and litigation and our ability to comply with current, proposed or future legislation that could impact our business;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 30, 2024 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 7.8% and 7.9% of our revenues were derived from these operations for the three and six months ended June 30, 2024, as compared to 6.7% and 6.3% for the prior year comparable period.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.2 million and a favorable impact of $0.8 million on International revenues for the three and six months ended June 30, 2024, respectively, and an unfavorable impact of $0.1 million and $3.0 million on International revenues for the three and six months ended June 25, 2023, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.5 million and $1.4 million on operating income for the three and six months ended June 30, 2024, respectively, and a favorable impact of approximately $0.2 million and an unfavorable impact of approximately $0.5 million on operating income for the three and six months ended June 25, 2023, respectively.
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
The following table summarizes our repurchase activity by fiscal period during the three months ended June 30, 2024 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/01/2024 - 4/28/2024	—	$—	—	$90,160
4/29/2024 - 5/26/2024	—	$—	—	$90,160
5/27/2024 - 6/30/2024	—	$—	—	$90,160
Total	—	$—	—	$90,160
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended June 30, 2024, the Company acquired approximately 3,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
The Compensation Committee of the Board of Directors approved Amendment No. 1 (the “Amendment”) to the Company’s Amended and Restated Change of Control Severance Plan (the “Plan”) effective August 6, 2024. Pursuant to the Amendment, upon a Qualifying Termination within twenty-four months of a Change of Control (as each term is defined in the Plan), outstanding unvested time-based equity awards held by participants in the Plan (which include the Company’s Chief Financial Officer and Chief Legal and Risk Officer) will vest in full, rather than receiving 12 months of vesting credit. The Compensation Committee approved the Amendment upon the recommendation of its independent compensation consultant in order to bring the Company’s severance benefits in line with market practice.
The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, which is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to the Company’s Amended and Restated Change of Control Severance Plan, dated August 6, 2024.

10.2
Employment Agreement between Papa John’s International, Inc. and Todd Penegor dated and effective July 31, 2024 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2024).

10.3	Form of Performance-Based Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 30, 2024, filed on August 8, 2024, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 8, 2024	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer