Form 10-Q
period 2024-09-29
PAPA JOHNS INTERNATIONAL INC
filed 2024-11-07
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At November 1, 2024, there were 32,641,623 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 29, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,550	$40,587
Accounts receivable, net	101,804	104,244
Notes receivable, current portion	5,728	5,199
Income tax receivable	2,414	2,577
Inventories	36,488	36,126
Prepaid expenses and other current assets	51,873	42,285
Total current assets	215,857	231,018
Property and equipment, net	266,508	282,812
Finance lease right-of-use assets, net	25,535	31,740
Operating lease right-of-use assets	191,194	164,158
Notes receivable, less current portion, net	7,346	12,346
Goodwill	76,460	76,206
Other assets	77,975	76,725
Total assets	$860,875	$875,005

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$62,800	$74,949
Income and other taxes payable	10,166	17,948
Accrued expenses and other current liabilities	139,301	158,167
Current deferred revenue	19,645	20,427
Current finance lease liabilities	6,962	9,029
Current operating lease liabilities	26,001	24,076
Current portion of long-term debt	5,650	—
Total current liabilities	270,525	304,596
Deferred revenue	18,737	20,366
Long-term finance lease liabilities	19,921	24,144
Long-term operating lease liabilities	180,137	151,050
Long-term debt, less current portion, net	721,355	757,422
Other long-term liabilities	64,882	60,192
Total liabilities	1,275,557	1,317,770

Redeemable noncontrolling interests	937	851

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,282 at September 29, 2024 and 49,235 at December 31, 2023)	493	492
Additional paid-in capital	449,141	452,290
Accumulated other comprehensive loss	(6,580)	(7,803)
Retained earnings	242,269	219,027
Treasury stock (16,645 shares at September 29, 2024 and 16,747 shares at December 31, 2023, at cost)	(1,116,256)	(1,123,098)
Total stockholders’ deficit	(430,933)	(459,092)
Noncontrolling interests in subsidiaries	15,314	15,476
Total Stockholders’ deficit	(415,619)	(443,616)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$860,875	$875,005
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Revenues:
Domestic Company-owned restaurant sales	$168,672	$177,195	$518,103	$532,841
North America franchise royalties and fees	33,831	35,041	103,937	105,824
North America commissary revenues	210,389	204,887	611,873	624,433
International revenues	33,024	42,927	113,433	108,998
Other revenues	60,891	62,762	181,271	192,295
Total revenues	506,807	522,812	1,528,617	1,564,391
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	142,403	145,433	419,189	436,922
North America commissary expenses	193,818	189,551	561,316	576,434
International expenses	19,001	29,796	74,424	67,542
Other expenses	55,543	57,587	164,261	177,661
General and administrative expenses	13,553	52,173	129,726	154,441
Depreciation and amortization	17,260	16,404	52,528	46,815
Total costs and expenses	441,578	490,944	1,401,444	1,459,815
Operating income	65,229	31,868	127,173	104,576
Net interest expense	(10,629)	(11,378)	(32,588)	(31,674)
Income before income taxes	54,600	20,490	94,585	72,902
Income tax expense	12,812	4,539	25,347	16,546
Net income before attribution to noncontrolling interests	41,788	15,951	69,238	56,356
Net loss (income) attributable to noncontrolling interests	20	(90)	(551)	(351)
Net income attributable to the Company	$41,808	$15,861	$68,687	$56,005

Basic earnings per common share	$1.28	$0.49	$2.10	$1.69
Diluted earnings per common share	$1.27	$0.48	$2.09	$1.68

Basic weighted average common shares outstanding	32,745	32,564	32,701	33,053
Diluted weighted average common shares outstanding	32,930	32,800	32,850	33,287

Dividends declared per common share	$0.46	$0.46	$1.38	$1.30
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Net income before attribution to noncontrolling interests	$41,788	$15,951	$69,238	$56,356
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,051	(1,854)	1,670	(7)
Interest rate swaps (1)	(1,059)	1,039	(103)	2,889
Other comprehensive income (loss), before tax	992	(815)	1,567	2,882
Income tax effect:
Foreign currency translation adjustments	(453)	426	(367)	1
Interest rate swaps (2)	239	(238)	23	(664)
Income tax effect	(214)	188	(344)	(663)
Other comprehensive income (loss), net of tax	778	(627)	1,223	2,219
Comprehensive income before attribution to noncontrolling interests	42,566	15,324	70,461	58,575
Less: comprehensive income, redeemable noncontrolling interests	(43)	(30)	(233)	(135)
Less: comprehensive loss (income), nonredeemable noncontrolling interests	63	(60)	(318)	(216)
Comprehensive income attributable to the Company	$42,586	$15,234	$69,910	$58,224
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $194 and $591 for the three and nine months ended September 29, 2024, respectively, and $203 and $(40) for the three and nine months ended September 24, 2023, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $(43) and $(133) for the three and nine months ended September 29, 2024, respectively, and $(46) and $9 for the three and nine months ended September 24, 2023, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended September 29, 2024
Balance at June 30, 2024	32,622	$493	$446,547	$(7,358)	$215,800	$(1,117,140)	$15,518	$(446,140)
Net income (1)	—	—	—	—	41,808	—	(63)	41,745
Other comprehensive income (loss), net of tax	—	—	—	778	—	—	—	778
Dividends on common stock	—	—	31	—	(15,339)	—	—	(15,308)
Exercise of stock options	2	—	88	—	—	—	—	88
Stock-based compensation expense	—	—	3,358	—	—	—	—	3,358
Issuance of restricted stock	14	—	(632)	—	—	632	—	—
Tax effect of restricted stock awards	(4)	—	(178)	—	—	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	—	(141)	(141)
Other	3	—	(73)	—	—	252	—	179
Balance at September 29, 2024	32,637	$493	$449,141	$(6,580)	$242,269	$(1,116,256)	$15,314	$(415,619)

For the nine months ended September 29, 2024
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (1)	—	—	—	—	68,687	—	318	69,005
Other comprehensive income (loss), net of tax	—	—	—	1,223	—	—	—	1,223
Dividends on common stock	—	—	95	—	(45,445)	—	—	(45,350)
Exercise of stock options	22	1	1,020	—	—	—	—	1,021
Stock-based compensation expense	—	—	5,903	—	—	—	—	5,903
Issuance of restricted stock	171	—	(6,242)	—	—	6,242	—	—
Tax effect of restricted stock awards	(52)	—	(3,508)	—	—	—	—	(3,508)
Distributions to noncontrolling interests	—	—	—	—	—	—	(480)	(480)
Other	8	—	(417)	—	—	600	—	183
Balance at September 29, 2024	32,637	$493	$449,141	$(6,580)	$242,269	$(1,116,256)	$15,314	$(415,619)
(1)    Net income to the Company for the three and nine months ended September 29, 2024 excludes $43 and $233, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At September 29, 2024, the accumulated other comprehensive loss of $6,580 was comprised of net unrealized foreign currency translation loss of $6,186 and net unrealized loss on the interest rate swap agreements of $394.

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
(3)    Acquisition of Company common stock for the nine months ended September 24, 2023, includes $2,804 of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023

Operating activities
Net income before attribution to noncontrolling interests	$69,238	$56,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	2,936	1,348
Depreciation and amortization	52,528	46,815
Refranchising and impairment loss	17,433	—
Deferred income taxes	3,877	3,481
Stock-based compensation expense	5,903	13,224
Gain on disposal of property and equipment	(42,034)	—
Other	614	331
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	879	(11,643)
Income tax receivable	232	7,617
Inventories	(207)	3,875
Prepaid expenses and other current assets	(1,684)	(2,104)
Other assets and liabilities	(5,923)	2,057
Accounts payable	(12,389)	15,237
Income and other taxes payable	(7,609)	1,087
Accrued expenses and other current liabilities	(25,837)	(6,579)
Deferred revenue	(2,073)	(4,166)
Net cash provided by operating activities	55,884	126,936
Investing activities
Purchases of property and equipment	(46,931)	(50,905)
Notes issued	(154)	(7,310)
Repayments of notes issued	3,148	5,759
Acquisitions, net of cash acquired	—	(5,599)
Proceeds from dispositions	49,012	—
Other	2,373	401
Net cash provided by (used in) investing activities	7,448	(57,654)
Financing activities
Net (repayments) proceeds of revolving credit facilities	(31,589)	185,789
Proceeds from exercise of stock options	1,021	1,816
Acquisition of Company common stock	—	(210,348)
Dividends paid to common stockholders	(45,381)	(43,641)
Tax payments for equity award issuances	(3,508)	(6,279)
Distributions to noncontrolling interests	(627)	(651)
Principal payments on finance leases	(6,778)	(5,975)
Other	278	150
Net cash used in financing activities	(86,584)	(79,139)
Effect of exchange rate changes on cash and cash equivalents	215	(24)
Change in cash and cash equivalents	(23,037)	(9,881)
Cash and cash equivalents at beginning of period	40,587	47,373
Cash and cash equivalents at end of period	$17,550	$37,492
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 29, 2024
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 31, 2023.
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
Variable Interest Entity
Papa Johns North American restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States and Canada for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the North American restaurants, of which approximately 85 percent are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary. The Company has consolidated PJMF in its financial results in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation.”
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at September 29, 2024 and September 24, 2023, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.

Net income attributable to these joint ventures for the three and nine months ended September 29, 2024 and September 24, 2023 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Papa John’s International, Inc.	$(46)	$196	$1,285	$821
Redeemable noncontrolling interests	43	30	233	135
Nonredeemable noncontrolling interests	(63)	60	318	216
Total net income	$(66)	$286	$1,836	$1,172
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

Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 29, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
September 29, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$30,822	$30,822	$—	$—

Financial liabilities:
Interest rate swaps (b)	$479	$—	$479	$—

December 31, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$29,449	$29,449	$—	$—
Interest rate swaps (b)	$107	$—	$107	$—

Financial liabilities:
Interest rate swaps (b)	$483	$—	$483	$—
___________________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan, which are classified as Other assets on the Condensed Consolidated Balance Sheets
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected Secured Overnight Financing Rates (“SOFR”). Interest rate swaps entered into prior to 2023 were based on London Interbank Offered Rates (“LIBOR”).
There were no transfers among levels within the fair value hierarchy during the three and nine months ended September 29, 2024 or fiscal year 2023.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of September 29, 2024 and December 31, 2023:

	September 29, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$368,608	$400,000	$352,500
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 31, 2023	$8,353	$16,092
Current period provision for expected credit losses, net	1,612	1,324
Write-offs charged against the allowance	(1,235)	—
Balance at September 29, 2024	$8,730	$17,416
Impairment of Long-lived Assets
The Company evaluates its property and equipment and other long-lived assets for potential indicators of impairment at least annually, or as facts and circumstances arise that indicate the carrying value of the asset group may not be recoverable. For Domestic Company-owned restaurants, the evaluation is performed at the operating market level while International Company-owned restaurants are evaluated at the restaurant level as these represent the lowest level for which identifiable cash flows and are largely independent of the cash flows of other assets and liabilities. If the carrying amount of the long-lived asset group exceeds the amount of estimated future undiscounted cash flows, the fair value of the asset group is estimated and an impairment loss is recorded if the carrying value exceeds the estimated fair value. The assumptions used in the undiscounted cash flow calculation related to future growth are subjective and may be negatively impacted by future changes in operating performance or economic conditions.
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At September 29, 2024, we leased and subleased approximately 350 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.7 million and $7.1 million for the three and nine months ended September 29, 2024, respectively, and $2.3 million and $8.0 million for the three and nine months ended September 24, 2023, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of 75 Domestic leases. These leases have varying terms, the latest of which expires in 2029. As of September 29, 2024, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $6.9 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,096	$1,128
Financing cash flows from finance leases	6,778	5,975
Operating cash flows from operating leases (a)	30,045	28,394
Right-of-use assets obtained in exchange for new finance lease liabilities	3,809	16,518
Right-of-use assets obtained in exchange for new operating lease liabilities	60,120	17,652
Cash received from sublease income	5,287	7,160
___________________________________
(a)    Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.
4. Papa John’s Marketing Fund, Inc.
PJMF, which is a consolidated VIE where the Company has been identified as the primary beneficiary, collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations within Other revenues and Other expenses. PJMF also has a wholly-owned subsidiary, Papa Card, Inc., which administers the Company’s gift card programs.

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	September 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,753	$5,494
Accounts receivable, net	16,250	18,026
Prepaid expenses and other current assets	7,872	2,223
Total current assets	27,875	25,743
Deferred income taxes	674	674
Total assets	$28,549	$26,417

Liabilities
Current liabilities:
Accounts payable	$10	$1,509
Accrued expenses and other current liabilities	21,515	22,245
Current portion of long-term debt	5,650	—
Current deferred revenue	3,832	4,327
Total current liabilities	31,007	28,081
Deferred revenue	2,165	2,627
Total liabilities	$33,172	$30,708
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify as Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 29, 2024, the Company recognized $7.8 million and $24.1 million in revenue, respectively, related to deferred revenue compared to $8.1 million and $24.4 million, respectively, for the three and nine months ended September 24, 2023.
The following table includes a breakout of contract liability balances (in thousands):

	Contract Liabilities
	September 29, 2024	December 31, 2023	Change
Franchise fee liabilities	$19,670	$20,564	$(894)
Unredeemed gift card liabilities	5,997	6,955	(958)
Customer loyalty program obligations	12,715	13,274	(559)
Total contract liabilities	$38,382	$40,793	$(2,411)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $13.4 million and $7.9 million, respectively, at September 29, 2024 and December 31, 2023. For the three and nine months ended September 29, 2024 and September 24, 2023, revenue was reduced approximately $1.3 million and $4.0 million and $0.9 million and $2.7 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$2,991	$2,615	$2,421	$2,175	$1,939	$4,193	$16,334
At September 29, 2024, approximately $3.4 million of area development fees related to unopened restaurants and International unearned franchise fees are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of September 29, 2024 and December 31, 2023. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.6 million shares at September 29, 2024, compared to 32.5 million shares at December 31, 2023.
Share Repurchase Program
On October 28, 2021, our Board of Directors (the “Board”) approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity under our share repurchase programs for the three and nine months ended September 29, 2024 and September 24, 2023:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
September 29, 2024	—	$—	$—	$90,160
September 24, 2023	—	$—	$—	$90,160

(In thousands, except average price per share)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Aggregate Cost of Shares Purchased (b)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nine Months Ended
September 29, 2024	—	$—	$—	$90,160
September 24, 2023	2,523	$83.10	$209,640	$90,160
(a)    Shares repurchased during the nine months ended September 24, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP (collectively, “Starboard”), at a price of $82.52 per share, for aggregate consideration of $179.6 million.
(b)    Aggregate cost of shares purchased for the nine months ended September 24, 2023 excluded $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities during the nine months ended September 24, 2023.
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
Dividends
The Company paid aggregate cash dividends of approximately $45.4 million ($1.38 per share) for the nine months ended September 29, 2024. On October 29, 2024, our Board of Directors declared a fourth quarter dividend of $0.46 per common share (approximately $15.2 million in the aggregate), which will be paid on November 29, 2024 to stockholders of record as of the close of business on November 18, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income available to common stockholders	$41,808	$15,861	$68,687	$56,005
Basic weighted average number of shares	32,745	32,564	32,701	33,053
Dilutive effect of outstanding equity awards (a)	185	236	149	234
Diluted weighted average number of shares	32,930	32,800	32,850	33,287
Basic earnings per common share	$1.28	$0.49	$2.10	$1.69
Diluted earnings per common share	$1.27	$0.48	$2.09	$1.68
___________________________________
(a)    Excludes 345,000 and 384,000 shares underlying equity awards for the three and nine months ended September 29, 2024, respectively, and 48,000 and 147,000 shares underlying awards for the three and nine months ended September 24, 2023, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	September 29, 2024	December 31, 2023
Senior notes	$400,000	$400,000
Revolving facilities (a)	332,412	364,000
Outstanding debt	$732,412	$764,000
Unamortized debt issuance costs	(5,407)	(6,578)
Current portion of long-term debt	(5,650)	—
Total long-term debt, net	$721,355	$757,422
___________________________________
(a)    Revolving facilities as of September 29, 2024 includes $5.7 million outstanding under the PJMF Revolving Facility as defined and discussed below.
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
Credit Agreement
The Company’s amended and restated credit agreement, dated September 14, 2021 and amended May 30, 2023 (as amended, the “Credit Agreement”), provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. The remaining availability under the PJI Revolving Facility was approximately $273.2 million as of September 29, 2024. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further description of the provisions and covenant requirements under the Credit Agreement.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2024. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2025, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The applicable interest rate on the PJMF Revolving facility was 7.2% for the three months ended September 29, 2024. As of September 29, 2024, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $5.7 million and is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Credit Agreement.
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
As of September 29, 2024, we have the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
The following table provides information on the location and amounts of our current swaps in the accompanying condensed consolidated financial statements (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value September 29, 2024	Fair Value December 31, 2023
Prepaid and other current assets	$—	$107
Accrued expenses and other current liabilities	$479	$—
Other long-term liabilities	$—	$483

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Total Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
September 29, 2024	$(820)	Interest expense	$194	$(10,629)
September 24, 2023	$801	Interest expense	$203	$(11,378)

Interest rate swaps for the nine months ended:
September 29, 2024	$(80)	Interest expense	$591	$(32,588)
September 24, 2023	$2,225	Interest expense	$(40)	$(31,674)
Net interest paid, including payments made or received under the swaps, was $13.9 million and $34.3 million for the three and nine months ended September 29, 2024, respectively, and $11.2 million and $28.0 million for the three and nine months ended September 24, 2023, respectively.

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
During the first quarter of 2024, the Company commenced the next phase of the International Transformation Plan as approved by the Board, which involves strategic restaurant closures and divestitures in the UK. The purpose of this plan is to optimize the Company’s restaurant portfolio in the UK and improve overall profitability by closing unprofitable locations and enhancing profitability across the remaining portfolio of Company-owned restaurants. The execution of this phase of the International Transformation Plan resulted in the closure of 43 underperforming UK Company-owned restaurants and 30 franchised locations closed during the first nine months of 2024. Due to indicators of potential impairment associated with the UK Company-owned and franchised restaurant closures, the Company performed an impairment analysis and determined that the carrying amount of the assets related to the closing UK restaurants were not recoverable. For the three and nine months ended September 29, 2024, we recognized impairment charges of $1.1 million and $10.1 million for the amount by which the carrying value exceeded the estimated fair value of the asset groups. Fair values were determined based on an income approach, specifically a discounted cash flow ("DCF") model, primarily using estimated sublease income considering market rental rates. Management judgment is involved in determining the estimated fair value and includes uncertainties that under different assumptions and circumstances could drive material changes in the fair value determination.
During the second and third quarters of 2024, the Company also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees, which resulted in a loss on sale of $1.7 million during the nine months ended September 29, 2024. We have completed nearly all of the strategic restaurant closures in the UK market and the Company’s efforts are turning towards growth opportunities and mitigating closure-related costs as we complete optimization of the portfolio.
The following table summarizes restructuring related costs recorded for the three and nine months ended September 29, 2024 (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2024	September 24, 2024
Long-lived asset impairment charges	$1,145	$10,121
Loss on franchisee notes receivable	171	1,735
Loss on refranchising Company-owned restaurants	7	1,744
Professional services and other related costs	2,029	4,730
Employee termination costs, net (a)	84	452
Operating lease terminations	426	732
Total international transformation costs, net	$3,862	$19,514
(a) Includes noncash reversal of $0.1 million related to the forfeiture of unvested stock-based compensation awards during the nine months ended September 29, 2024
The Company has incurred total restructuring related costs of $21.7 million since commencement of the International Transformation Plan, all of which were included in General and administrative expenses in the Condensed Consolidated Statements of Operations. Total estimated pre-tax costs associated with the International Transformation Plan are approximately $25 million to $35 million (inclusive of the $21.7 million incurred through the third quarter of 2024), all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2024 and 2025.

The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Employee severance	Professional services and other related costs	Other	Total
Balance as of December 31, 2023	$1,227	$527	$29	$1,783
Charges	542	4,730	—	5,272
Payments	(1,519)	(4,181)	(29)	(5,729)
Balance as of September 29, 2024	$250	$1,076	$—	$1,326
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of September 29, 2024. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.

11. Divestitures
Sale-Leaseback of Texas and Florida Quality Control Centers
On August 2, 2024, the Company finalized the sale and subsequent leaseback of two Domestic Quality Control Center properties (“QC Centers”) in Texas and Florida for an aggregate purchase price of $46.7 million. Under the terms of the leases, each of which commenced on August 2, 2024, we will lease the QC Centers for 17 years with two five-year renewal options. The Company will pay annual rents under the operating leases of the Texas and Florida QC Centers of $2.0 million and $1.0 million, respectively, for the first year with annual rents increasing by 2.75% thereafter. During the three months ended September 29, 2024, we recorded a pre-tax gain on sale of approximately $41.3 million, net of transaction costs, which was recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations, and sales proceeds of $46.7 million were recorded as investing cash inflows within the Condensed Consolidated Statements of Cash Flows.
Refranchising Loss
On September 30, 2024, the Company refranchised 15 Domestic Company-owned restaurants to an existing franchisee for a purchase price of approximately $2.6 million. In connection with the divestiture, we recorded non-cash charges of $1.5 million and $5.5 million during the three and nine months ended September 29, 2024 to remeasure the net assets within the disposal group to fair value, less estimated costs to sell. The remeasurement charges were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
12. Segment Information
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

The following tables present our segment information.

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenues:
Domestic Company-owned restaurants	$168,672	$177,195	$518,103	$532,841
North America franchising	33,831	35,041	103,937	105,824
North America commissaries	210,389	204,887	611,873	624,433
International	39,098	48,481	132,318	128,539
All others	54,817	57,208	162,386	172,754
Total revenues	$506,807	$522,812	$1,528,617	$1,564,391

Intersegment revenues:
North America franchising	$1,011	$1,040	$3,101	$3,117
North America commissaries	52,063	51,237	151,633	154,640
All others	13,472	16,180	40,422	49,363
Total intersegment revenues	$66,546	$68,457	$195,156	$207,120

Operating income:
Domestic Company-owned restaurants (a)	$(1,748)	$6,147	$13,388	$19,438
North America franchising	31,865	32,234	97,985	97,745
North America commissaries (b)	53,599	10,691	77,337	31,818
International (c)	42	2,270	(8,612)	13,265
All others	2,834	2,379	8,202	6,879
Unallocated corporate expenses (d)	(21,106)	(20,792)	(60,346)	(63,859)
Elimination of intersegment (profits) losses	(257)	(1,061)	(781)	(710)
Total operating income	$65,229	$31,868	$127,173	$104,576

Property and equipment, net:
Domestic Company-owned restaurants	$265,002
North America commissaries	150,527
International	26,902
All others	140,900
Unallocated corporate assets	248,855
Accumulated depreciation and amortization	(565,678)
Total property and equipment, net	$266,508
___________________________________
(a)    The three and nine months ended September 29, 2024 includes $1.5 million and $5.5 million, respectively, of non-cash impairment and remeasurement charges related primarily to fixed and intangible assets from the refranchising of 15 Domestic restaurants. See “Note 11. Divestitures”.
(b)    The three and nine months ended September 29, 2024 includes $41.3 million pre-tax gain on sale of Texas and Florida QC Center properties, net of transaction costs. See “Note 11. Divestitures”.
(c)    The three and nine months ended September 29, 2024 includes $3.9 million and $19.5 million, respectively, of costs related to the International Transformation Plan. See “Note 9. Restructuring” for additional information. The three and nine months ended September 24, 2023 includes $1.2 million and $2.5 million of costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
(d)    The nine months ended September 24, 2023 includes $2.0 million of severance and related costs associated with the transition of certain executives. The three and nine months ended September 24, 2023 includes $0.6 million for certain legal settlements.

Disaggregation of Revenue
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Reportable Segments
	Three Months Ended September 29, 2024
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$168,672	$—	$—	$2,425	$—	$171,097
Franchise royalties and fees	—	34,842	—	11,999	—	46,841
Commissary sales	—	—	262,452	18,600	—	281,052
Other revenues	—	—	—	6,074	68,289	74,363
Eliminations	—	(1,011)	(52,063)	—	(13,472)	(66,546)
Total segment revenues	168,672	33,831	210,389	39,098	54,817	506,807
International other revenues (a)	—	—	—	(6,074)	6,074	—
Total revenues	$168,672	$33,831	$210,389	$33,024	$60,891	$506,807

	Reportable Segments
	Three Months Ended September 24, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$177,195	$—	$—	$14,013	$—	$191,208
Franchise royalties and fees	—	36,081	—	12,219	—	48,300
Commissary sales	—	—	256,124	16,695	—	272,819
Other revenues	—	—	—	5,554	73,388	78,942
Eliminations	—	(1,040)	(51,237)	—	(16,180)	(68,457)
Total segment revenues	177,195	35,041	204,887	48,481	57,208	522,812
International other revenues (a)	—	—	—	(5,554)	5,554	—
Total revenues	$177,195	$35,041	$204,887	$42,927	$62,762	$522,812

	Reportable Segments
	Nine Months Ended September 29, 2024
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$518,103	$—	$—	$28,885	$—	$546,988
Franchise royalties and fees	—	107,038	—	35,598	—	142,636
Commissary sales	—	—	763,506	48,950	—	812,456
Other revenues	—	—	—	18,885	202,808	221,693
Eliminations	—	(3,101)	(151,633)	—	(40,422)	(195,156)
Total segment revenues	518,103	103,937	611,873	132,318	162,386	1,528,617
International other revenues (a)	—	—	—	(18,885)	18,885	—
Total revenues	$518,103	$103,937	$611,873	$113,433	$181,271	$1,528,617

	Reportable Segments
	Nine Months Ended September 24, 2023
Major Products/Services Lines	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All others	Total
Company-owned restaurant sales	$532,841	$—	$—	$17,031	$—	$549,872
Franchise royalties and fees	—	108,941	—	36,906	—	145,847
Commissary sales	—	—	779,073	55,061	—	834,134
Other revenues	—	—	—	19,541	222,117	241,658
Eliminations	—	(3,117)	(154,640)	—	(49,363)	(207,120)
Total segment revenues	532,841	105,824	624,433	128,539	172,754	1,564,391
International other revenues (a)	—	—	—	(19,541)	19,541	—
Total revenues	$532,841	$105,824	$624,433	$108,998	$192,295	$1,564,391
___________________________________
(a)    Other revenues as reported in the Condensed Consolidated Statements of Operations include $6.1 million and $18.9 million of revenues for the three and nine months ended September 29, 2024, respectively, and $5.6 million and $19.5 million of revenues for the three and nine months ended September 24, 2023, respectively, that are part of the International reporting segment. These amounts include marketing fund contributions and sublease rental income from international franchisees in the United Kingdom that provide no significant contribution to income before income taxes but must be reported on a gross basis under accounting requirements. The related expenses for these Other revenues are reported in Other expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa Johns began operations in 1984. As of September 29, 2024, there were 5,908 Papa John’s restaurants in operation, consisting of 550 Company-owned and 5,358 franchised restaurants operating in 49 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our Domestic Quality Control Centers (“QC Centers”), operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, information systems equipment, and software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
The Company has focused on executing strategic priorities and building a foundation for long-term success, while navigating a challenging macroeconomic environment. In this current economic cycle, consumers have become more deliberate in managing their overall ticket and are showing a preference for brands that are offering compelling value. As such, we are shifting our efforts and investments to focus on initiatives that improve our price/value perception and improve our digital and loyalty experience to increase conversion and reduce friction within the customer experience.
While we are making progress against our strategic initiatives in 2024, as described below, we anticipate the challenging sales trends we experienced in the third quarter to continue throughout the remainder of the fiscal year and into 2025.
North America Strategic Initiatives
•Product innovation and marketing strategy: In the second quarter, the approved contribution rate increase to PJMF became effective, while local marketing spend remains optional. This strategy shift was intended to increase the productivity of franchisees’ marketing contributions by leveraging the scale that national investments deliver. Additionally, in the first half of 2024 we launched an all-new brand platform “Better Get You Some” that was part of our deepened commitment to, and investment in, our new marketing strategy. These investments were focused on improving audience segmentation, building consumer loyalty and driving cultural relevance. In the third quarter, we evolved our messaging and promotions to showcase our better ingredients, better pizza at appropriately-valued price points to improve our overall value perception. We believe if we maintain an appropriate balance of value offerings and premium products, it will lead to improving sales trends over time.
•Digital and loyalty strategy: Most of our sales occur through digital channels and we are actively identifying opportunities to more quickly access information, streamline the ordering journey and improve the overall user experience. In the third quarter, we rolled out an App update that improves call to actions and navigation, elevates imagery and more prominently features loyalty rewards.
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

International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position our largest markets, including the UK, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $25 million to $35 million (inclusive of the $21.7 million incurred through the third quarter of 2024), which the Company currently expects to be recognized in 2024 and 2025. See “Note 9. Restructuring” of “Notes to Condensed Consolidated Financial Statements” for additional details.
During 2024, the Company has made significant progress in executing the International Transformation Plan, with specific actions around UK Optimization as follows:
•During the second quarter, we completed the planned closure of 43 underperforming UK Company-owned restaurants and successfully refranchised 40 formerly Company-owned restaurants to existing franchisees.
•During the third quarter, we refranchised an additional 20 formerly Company-owned restaurants to primarily existing franchisees, with only 13 Company-owned restaurants remaining in operation in the UK. We have also continued evaluating and right-sizing the UK franchise base, resulting in the closure of 11 franchised locations during the third quarter and 30 total franchised locations during the first nine months of 2024. As a result of these actions, we saw year-over-year improvement in the profitability of the UK market in the third quarter, and we continue to optimize the region through exiting leases and other contracts as well as transforming our operations to increase efficiency and effectiveness.
•We have completed nearly all of the strategic restaurant closures in the UK market and the Company’s efforts are turning towards growth opportunities and mitigating closure-related costs as we complete optimization of the portfolio.

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

	Three Months Ended		Nine Months Ended
Amounts below exclude the impact of foreign currency	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Comparable sales growth (decline):
Domestic Company-owned restaurants	(6.7)%	5.9%	(4.6)%	3.8%
North America franchised restaurants	(5.3)%	2.2%	(3.4)%	(0.4)%
North America restaurants	(5.6)%	2.9%	(3.6)%	0.4%
International restaurants	(2.8)%	(0.3)%	(1.8)%	(2.3)%
Total comparable sales growth (decline)	(4.9)%	2.2%	(3.2)%	(0.2)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	(4.8)%	6.7%	(2.8)%	4.7%
North America franchised restaurants	(3.8)%	3.2%	(2.4)%	1.1%
North America restaurants	(4.0)%	3.9%	(2.5)%	1.8%
International restaurants (a)	—%	8.8%	2.2%	6.8%
Total global system-wide restaurant sales growth (decline) (a)	(3.0)%	5.1%	(1.4)%	3.0%
___________________________________
(a) System-wide sales for the nine months ended September 29, 2024 includes $7.1 million of International sales related to the first and second quarters of 2024 that were erroneously omitted in prior periods.

Restaurant Progression	Three Months Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
North America Company-owned:
Beginning of period	537	521	531	522
Opened	—	—	6	—
Closed	—	—	—	(2)
Acquired	—	9	—	10
Refranchised	—	(4)	—	(4)
End of period	537	526	537	526
North America franchised:
Beginning of period	2,910	2,868	2,902	2,854
Opened	18	15	43	44
Closed	(11)	(7)	(28)	(21)
Sold	—	(9)	—	(10)
Refranchised	—	4	—	4
End of period	2,917	2,871	2,917	2,871
International Company-owned
Beginning of period	33	91	117	—
Closed	—	—	(43)	—
Acquired	—	27	—	118
Refranchised	(20)	—	(61)	—
End of period	13	118	13	118
International franchised:
Beginning of period	2,403	2,292	2,356	2,322
Opened	36	55	115	153
Closed	(18)	(18)	(91)	(55)
Sold	—	(27)	—	(118)
Refranchised	20	—	61	—
End of period	2,441	2,302	2,441	2,302
Total restaurants – end of period	5,908	5,817	5,908	5,817

Trailing four quarters net restaurant growth	91	236

Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023	QTD	YTD
Revenues:
Domestic Company-owned restaurant sales	$168,672	$177,195	$518,103	$532,841	(4.8)%	(2.8)%
North America franchise royalties and fees	33,831	35,041	103,937	105,824	(3.5)%	(1.8)%
North America commissary revenues	210,389	204,887	611,873	624,433	2.7%	(2.0)%
International revenues	33,024	42,927	113,433	108,998	(23.1)%	4.1%
Other revenues	60,891	62,762	181,271	192,295	(3.0)%	(5.7)%
Total revenues	$506,807	$522,812	$1,528,617	$1,564,391	(3.1)%	(2.3)%
The comparability of results between 2024 and 2023 is impacted by transactions that have changed the composition of restaurants in the UK during the periods presented. In the second and third quarters of 2023, the Company acquired 118 formerly franchised restaurants in the UK (the “UK franchisee acquisitions”). In the second and third quarters of 2024, the Company completed the closure of 43 Company-owned restaurants in the UK and also refranchised 60 formerly Company-owned restaurants in the UK. After prior disposals of two mobile restaurants, the Company operated 13 UK Company-owned restaurants during the third quarter of 2024. These transactions impact the composition of International revenues and the results of the International segment during the periods presented. See “Note 9. Restructuring” of the “Notes to Condensed Consolidated Financial Statements” for additional information on these transactions.
Total revenues decreased $16.0 million, or 3.1%, to $506.8 million for the three months ended September 29, 2024 and decreased $35.8 million, or 2.3%, to $1.5 billion for the nine months ended September 29, 2024, as compared to each prior year comparable period.
Domestic Company-owned restaurant sales decreased $8.5 million, or 4.8%, for the three months ended September 29, 2024 and decreased $14.7 million, or 2.8%, for the nine months ended September 29, 2024, as compared to each prior year comparable period. The decreases were primarily due to declines in comparable sales of 6.7% and 4.6% for the three and nine months ended September 29, 2024, respectively, due to lower transaction volumes. The comparable sales declines were partially offset by increased equivalent units of 3.8% and 2.2% for the same respective periods.
North America franchise royalties and fees decreased $1.2 million, or 3.5%, for the three months ended September 29, 2024 and decreased $1.9 million, or 1.8%, for the nine months ended September 29, 2024, as compared to each prior year comparable period. The decreases are primarily due to comparable sales declines of 5.3% and 3.4% for the three and nine months ended September 29, 2024, respectively, partially offset by growth in equivalent units and lower royalty waivers in 2024 as compared to 2023. Equivalent units increased 3.5% and 2.7% for the three and nine months ended September 29, 2024, respectively, as compared to each prior year comparable period.
North America franchise restaurant sales decreased 3.9% to $720.7 million for the three months ended September 29, 2024 compared to the prior year comparable period. North America franchise restaurant sales decreased 2.5% to $2.2 billion for the nine months ended September 29, 2024 as compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. The main drivers in the lower franchise restaurant sales were the North America comparable sales declines, partially offset by equivalent unit growth noted above.
North America commissary revenues increased $5.5 million or 2.7% for the three months ended September 29, 2024 and decreased $12.6 million, or 2.0% for the nine months ended September 29, 2024, as compared to each prior year comparable period. The increase for the three months ended September 29, 2024 was primarily due to higher commodity prices during the quarter, particularly cheese and chicken, partially offset by lower volumes. The decline for the nine months ended September 29, 2024 was due to a combination of lower commodity prices during the first half of the year and lower volumes. North America commissary revenues during the three and nine months ended September 29, 2024 also benefited from the previously-disclosed increase to the fixed operating margin charged to Domestic QC Centers that took effect during the first quarter of 2024.
International revenues decreased $9.9 million, or 23.1%, for the three months ended September 29, 2024 and increased $4.4 million, or 4.1% for the nine months ended September 29, 2024, as compared to each prior year comparable period. As mentioned above, the UK franchisee acquisitions in 2023 and the UK restaurant closures and refranchising transactions in the second and third quarters of 2024 impacted the comparability of International revenues earned in each period. The net change in revenue related to the UK franchisee acquisitions was a decrease of approximately $9.0 million and an increase of approximately $6.3 million for the three and nine months ended September 29, 2024, respectively, representing sales and royalties attributable to this group of restaurants compared to prior year. Excluding the impact of the UK franchisee acquisitions, International revenues would have decreased $0.9 million and $1.8 million for the three and nine months ended September 29, 2024, respectively, due primarily to comparable sales declines of 2.8% and 1.8%, respectively.
International franchise restaurant sales increased $8.3 million to $297.6 million and decreased $15.4 million to $864.8 million for the three and nine months ended September 29, 2024, respectively. As mentioned above, the UK franchisee acquisitions in 2023 and the UK refranchising transactions in the second and third quarters of 2024 impacted the comparability of International franchise restaurant sales. Excluding the impact of the UK franchisee acquisitions and foreign currency fluctuations, International franchise restaurant sales would have increased $5.7 million, or 2.0%, and increased $26.6 million, or 3.1%, for the three and nine months ended September 29, 2024, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Other revenues, which primarily includes our national marketing funds and online and mobile ordering business, decreased $1.9 million, or 3.0%, and decreased $11.0 million, or 5.7%, for the three and nine months ended September 29, 2024 compared to the prior year comparable periods. Our results for the three and nine months ended September 24, 2023 included revenues of $4.8 million and $14.7 million, respectively, related to Preferred Marketing, our formerly wholly-owned print and promotions company which was sold in the fourth quarter of 2023. This decrease was offset during the three and nine months ended September 29, 2024 by a $3.5 million and $7.7 million increase in marketing fees, respectively, due primarily to a planned increase in the national marketing fund contribution percentage that went into effect during the quarter and an increased in franchised locations.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations, expressed as a percentage of the associated revenue component.

(In thousands)	Three Months Ended
	September 29, 2024	% of Related Revenues	September 24, 2023	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$142,403	84.4%	$145,433	82.1%	2.3%
North America commissary expenses	193,818	92.1%	189,551	92.5%	(0.4)%
International expenses	19,001	57.5%	29,796	69.4%	(11.9)%
Other expenses	55,543	91.2%	57,587	91.8%	(0.6)%
General and administrative expenses	13,553	2.7%	52,173	10.0%	(7.3)%
Depreciation and amortization	17,260	3.4%	16,404	3.1%	0.3%
Total costs and expenses	441,578	87.1%	490,944	93.9%	(6.8)%
Operating income	$65,229	12.9%	$31,868	6.1%	6.8%

(In thousands)	Nine Months Ended
	September 29, 2024	% of Related Revenues	September 24, 2023	% of Related Revenues	Increase (Decrease) in % of Revenues
Costs and expenses:
Operating costs (excluding depreciation and amortization shown separately below):
Domestic Company-owned restaurant expenses	$419,189	80.9%	$436,922	82.0%	(1.1)%
North America commissary expenses	561,316	91.7%	576,434	92.3%	(0.6)%
International expenses	74,424	65.6%	67,542	62.0%	3.6%
Other expenses	164,261	90.6%	177,661	92.4%	(1.8)%
General and administrative expenses	129,726	8.5%	154,441	9.9%	(1.4)%
Depreciation and amortization	52,528	3.4%	46,815	3.0%	0.4%
Total costs and expenses	1,401,444	91.7%	1,459,815	93.3%	(1.6)%
Operating income	$127,173	8.3%	$104,576	6.7%	1.6%
Total costs and expenses were $441.6 million or 87.1% of total revenues for the three months ended September 29, 2024 as compared to $490.9 million or 93.9% of total revenues for the prior year comparable period. Total costs and expenses for the three months ended September 29, 2024 include a pre-tax gain on sale of two Domestic QC Centers of approximately $41.3 million, net of transaction costs, which was recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations. For the nine months ended September 29, 2024, total costs and expenses were $1,401.4 million, or 91.7% of total revenues, as compared to $1,459.8 million, or 93.3% of total revenues for the prior year comparable period. The changes in total costs and expenses, as percentages of revenues, were primarily due to the following:
Domestic Company-owned restaurant expenses were $142.4 million, or 84.4% of related revenues for the three months ended September 29, 2024 as compared to expenses of $145.4 million, or 82.1% of related revenues for the prior year period. For the nine months ended September 29, 2024 Domestic Company-owned restaurant expenses were $419.2 million, or 80.9% of related revenues as compared to expenses of $436.9 million, or 82.0% of related revenues for the prior year comparable period. The increase of 2.3% as a percentage of revenues during the third quarter was due mainly to higher food ingredient costs, particularly cheese and chicken. The 1.1% decrease as a percentage of revenues during the nine months ended September 29, 2024 was primarily due to lower insurance expenses related to improved auto liability claims experience, lower utility costs, and lower advertising spend in the first half of the year.

North America commissary expenses were $193.8 million, or 92.1% of related revenues for the three months ended September 29, 2024 as compared to $189.6 million, or 92.5% of related revenues for the prior year comparable period. For the nine months ended September 29, 2024 North America commissary expenses were $561.3 million, or 91.7% of related revenues as compared to $576.4 million, or 92.3% of related revenues for the prior year comparable period. The expense, as a percentage of related revenues, decreased 0.4% and 0.6% for the three and nine months ended September 29, 2024, respectively, primarily due to an increase to the fixed operating margin charged to Domestic QC Centers that took effect during the first quarter of 2024 and lower commodity prices for cheese during the first half of the year.
International expenses were $19.0 million, or 57.5% of related revenues for the three months ended September 29, 2024, as compared to $29.8 million, or 69.4% of related revenues for the prior year comparable period. For the nine months ended September 29, 2024, International expenses were $74.4 million, or 65.6% of related revenues as compared to expenses of $67.5 million, or 62.0% of related revenues for the prior year comparable period. As mentioned above, the UK franchisee acquisitions in 2023 and the UK restaurant closures and refranchising transactions in the second and third quarters of 2024 impacted the comparability of International expenses earned in each period. International expenses increased in the first six months of 2024 when compared to the prior year comparable period as a result of the UK franchisee acquisitions, which added operating costs related to Company-owned restaurants. The Company is only operating 13 UK Company-owned restaurants beginning in the third quarter of 2024, leading to a decrease in related expenses.
Other expenses were $55.5 million, or 91.2% of related revenues for the three months ended September 29, 2024, as compared to $57.6 million, or 91.8% for the prior year comparable period. For the nine months ended September 29, 2024, Other expenses were $164.3 million, or 90.6% of related revenues as compared to expenses of $177.7 million, or 92.4% of related revenues for the prior year comparable period. The decrease primarily reflects $4.7 million and $14.2 million of expenses incurred for the three and nine months ended September 24, 2023 related to Preferred Marketing, our formerly wholly-owned print and promotions company, which was sold in the fourth quarter of 2023.
General and Administrative Expenses
General and Administrative (“G&A”) expenses were $13.6 million, or 2.7% of revenues for the three months ended September 29, 2024, as compared to $52.2 million, or 10.0% of revenues for the prior year comparable period. For the nine months ended September 29, 2024, G&A expenses were $129.7 million or 8.5% of revenues compared to $154.4 million or 9.9% of revenues for the prior year comparable period. G&A expenses consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Administrative and other general expenses, net (a)	$49,485	$49,034	$146,006	$147,271
Gain on sale of QC Center properties (b)	(41,289)	—	(41,289)	—
International restructuring costs (c)	3,862	—	19,514	—
Other costs (d)	1,495	1,369	5,495	4,092
UK repositioning and acquisition-related costs (e)	—	1,193	—	2,501
Legal settlement accruals (f)	—	577	—	577
General and administrative expenses	$13,553	$52,173	$129,726	$154,441
(a)Administrative and other general expenses, net increased by $0.5 million and decreased by $1.3 million during the three and nine months ended September 29, 2024, respectively. The decrease during the nine months ended September 29, 2024 was primarily due to lower equity compensation costs related to leadership changes and lower costs in 2024 as the bi-annual franchise operating conference took place in 2023, partially offset by higher labor costs and professional fees.
(b)Represents pre-tax gain on sale of Texas and Florida QC Center properties, net of transaction costs. See “Note 11. Divestitures”.
(c)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring”.
(d)For the three and nine months ended September 29, 2024, represents non-cash impairment charges related primarily to fixed and intangible assets from the refranchising of 15 Domestic Company-owned restaurants. See Note 11. Divestitures. For the three and nine months ended September 24, 2023, represents severance and related costs associated with the transition of certain executives.
(e)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
(f)Represents accruals for certain legal settlements.

Depreciation and Amortization
Depreciation and amortization expense was $17.3 million, or 3.4% of revenues for the three months ended September 29, 2024, as compared to $16.4 million, or 3.1% of revenues for the prior year comparable period. For the nine months ended September 29, 2024, depreciation and amortization expense was $52.5 million, or 3.4% of revenues as compared to $46.8 million, or 3.0% of revenues for the prior year comparable period. The increases of $0.9 million and $5.7 million, respectively, for the three and nine months ended September 29, 2024, were primarily due to higher depreciation expense related to our investments in technology platforms.
Operating Income by Segment
Operating income is summarized in the following table on a reporting segment basis. Adjusted operating income, a non-GAAP measure, is also presented below. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

	Three Months Ended September 29, 2024			Three Months Ended September 24, 2023
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$(1,748)	$1,495	$(253)	$6,147	$—	$6,147	$(7,895)	$(6,400)
North America franchising	31,865	—	31,865	32,234	—	32,234	(369)	(369)
North America commissaries	53,599	(41,289)	12,310	10,691	—	10,691	42,908	1,619
International	42	3,862	3,904	2,270	1,193	3,463	(2,228)	441
All others	2,834	—	2,834	2,379	—	2,379	455	455
Unallocated corporate expenses	(21,106)	—	(21,106)	(20,792)	577	(20,215)	(314)	(891)
Elimination of intersegment (profits) losses	(257)	—	(257)	(1,061)	—	(1,061)	804	804
Total	$65,229	$(35,932)	$29,297	$31,868	$1,770	$33,638	$33,361	$(4,341)

	Nine Months Ended September 29, 2024			Nine Months Ended September 24, 2023
(In thousands)	Reported	Adjustments (a)	Adjusted	Reported	Adjustments (a)	Adjusted	Reported Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$13,388	$5,495	$18,883	$19,438	$—	$19,438	$(6,050)	$(555)
North America franchising	97,985	—	97,985	97,745	—	97,745	240	240
North America commissaries	77,337	(41,289)	36,048	31,818	—	31,818	45,519	4,230
International	(8,612)	19,514	10,902	13,265	2,501	15,766	(21,877)	(4,864)
All others	8,202	—	8,202	6,879	—	6,879	1,323	1,323
Unallocated corporate expenses	(60,346)	—	(60,346)	(63,859)	2,594	(61,265)	3,513	919
Elimination of intersegment (profits) losses	(781)	—	(781)	(710)	—	(710)	(71)	(71)
Total	$127,173	$(16,280)	$110,893	$104,576	$5,095	$109,671	$22,597	$1,222
___________________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each period and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $65.2 million and $127.2 million for the three and nine months ended September 29, 2024, respectively, as compared to $31.9 million and $104.6 million for the prior year comparable periods, an increase of $33.4 million and $22.6 million, respectively. Adjusted operating income was $29.3 million and $110.9 million for the three and nine months ended September 29, 2024, respectively, as compared to $33.6 million and $109.7 million for the prior year comparable periods, respectively, representing a decrease of $4.3 million and increase of $1.2 million, respectively. The fluctuations in adjusted operating income in 2024 compared to 2023 were primarily due to the following:
•Domestic Company-owned restaurants decreased $6.4 million and $0.6 million for the three and nine months ended September 29, 2024. The decreases were primarily due to lower revenues from 6.7% and 4.6% declines in comparable sales for the respective periods and higher food ingredient costs during the third quarter of 2024, specifically cheese and chicken. For the most part, these food cost increases were not passed onto customers due to our focus on value perception. These factors were partially offset by lower insurance, utility costs, and commodity costs in the first half of 2024.
•North America franchising decreased $0.4 million and increased $0.2 million for the three and nine months ended September 29, 2024. The variances are primarily driven by a 3.5% and 2.7% increase in equivalent units and a decrease in comparable sales of 5.3% and 3.4% for the respective periods as well as lower royalty waivers in 2024 as compared to 2023.
•North America commissaries increased $1.6 million and $4.2 million for the three and nine months ended September 29, 2024, primarily due to the increase in the commissary fixed operating margin, which became effective in 2024, partially offset by anticipated franchisee rebates.
•International increased $0.4 million and decreased $4.9 million for the three and nine months ended September 29, 2024. As mentioned above, we have closed 43 of the UK Company-owned restaurants and refranchised an additional 60 restaurants under the International Transformation Plan during 2024, resulting in operations of only 13 Company-owned restaurants in the UK beginning in the third quarter of 2024. These shifts in Company-owned restaurants favorably impacted International adjusted operating income during the third quarter. The year-to-date decrease in adjusted operating income was primarily driven by operating losses attributable to the UK Company-owned restaurants, including higher depreciation expense, during the periods where we were operating more restaurants. International adjusted operating income was also negatively impacted by comparable sales declines of 2.8% and 1.8% for the respective periods.
•All Others, which primarily includes our online and mobile ordering business and our marketing funds, increased $0.5 million and $1.3 million during the three and nine months ended September 29, 2024 primarily due to prior year losses incurred by Preferred Marketing, our formerly wholly-owned print and promotions company, which was sold in the fourth quarter of 2023.
•Unallocated corporate expenses increased $0.9 million for three months ended September 29, 2024 and decreased $0.9 million for the nine months ended September 29, 2024. The decrease during the year-to-date period was primarily due to the reversal of stock compensation expense for unvested equity compensation awards from leadership transitions incurred primarily during the first three months of 2024, which was partially offset by higher depreciation expense related to our investments in technology support initiatives.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023	QTD	YTD
Operating income	$65,229	$31,868	$127,173	$104,576	$33,361	$22,597
Net interest expense	(10,629)	(11,378)	(32,588)	(31,674)	749	(914)
Income before income taxes	54,600	20,490	94,585	72,902	34,110	21,683
Income tax expense	12,812	4,539	25,347	16,546	8,273	8,801
Net income before attribution to noncontrolling interests	41,788	15,951	69,238	56,356	25,837	12,882
Net loss (income) attributable to noncontrolling interests	20	(90)	(551)	(351)	110	(200)
Net income attributable to the Company	$41,808	$15,861	$68,687	$56,005	$25,947	$12,682

Basic earnings per common share	$1.28	$0.49	$2.10	$1.69	$0.79	$0.41
Diluted earnings per common share	$1.27	$0.48	$2.09	$1.68	$0.79	$0.41
Net Interest Expense
Net interest expense decreased $0.7 million and increased $0.9 million for the three and nine months ended September 29, 2024, respectively. The decrease for the three months ended September 29, 2024 was due primarily to lower average outstanding debt during the quarter. The increase for the nine months ended September 29, 2024 was due to higher average outstanding debt during the nine months ended September 29, 2024.
Income Tax Expense (Benefit)
Our effective income tax rate was 23.5% and 26.8% for the three and nine months ended September 29, 2024, respectively, as compared to an income tax rate of 22.2% and 22.7% for the prior year comparable periods. The higher effective tax rate for the three and nine months ended September 29, 2024 was driven by impairment charges related to the International Restructuring that created unrecognized tax losses and prevented the Company from generating foreign tax credits as well as a tax shortfall generated by stock option exercises and vesting of restricted shares in 2024.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Income before income taxes	$54,600	$20,490	$94,585	$72,902
Income tax expense	$12,812	$4,539	$25,347	$16,546
Effective tax rate	23.5%	22.2%	26.8%	22.7%
Net Income Attributable to Noncontrolling Interests
Net income included losses of less than $0.1 million and income of $0.6 million attributable to noncontrolling interests for the three and nine months ended September 29, 2024, respectively, as compared to income of $0.1 million and $0.4 million for the prior year comparable periods.
Diluted Earnings Per Common Share
Diluted earnings per common share was $1.27 and $2.09 for the three and nine months ended September 29, 2024, respectively, as compared to $0.48 and $1.68 for the prior year comparable periods, representing increases of $0.79 and $0.41, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.43 and $1.71 for the three and nine months ended September 29, 2024 as compared to adjusted diluted earnings per common share of $0.53 and $1.80 for the prior year comparable periods, representing respective decreases of $0.10 and $0.09. See “Non-GAAP Measures” for additional information.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Operating income	$65,229	$31,868	$127,173	$104,576
Gain on sale of QC Center properties (a)	(41,289)	—	(41,289)	—
International restructuring costs (b)	3,862	—	19,514	—
UK repositioning and acquisition-related costs (c)	—	1,193	—	2,501
Legal settlements (d)	—	577	—	577
Other costs (e)	1,495	—	5,495	2,017
Adjusted operating income	$29,297	$33,638	$110,893	$109,671

Net income attributable to common shareholders	$41,808	$15,861	$68,687	$56,005
Gain on sale of QC Center properties (a)	(41,289)	—	(41,289)	—
International restructuring costs (b)	3,862	—	19,514	—
UK repositioning and acquisition-related costs (c)	—	1,193	—	2,501
Legal settlements (d)	—	577	—	577
Other costs (e)	1,495	—	5,495	2,017
Tax effect of adjustments (f)	8,121	(404)	3,679	(1,162)
Adjusted net income attributable to common shareholders	$13,997	$17,227	$56,086	$59,938

Diluted earnings per common share	$1.27	$0.48	$2.09	$1.68
Gain on sale of QC Center properties (a)	(1.25)	—	(1.25)	—
International restructuring costs (b)	0.12	—	0.59	—
UK repositioning and acquisition-related costs (c)	—	0.04	—	0.07
Legal settlements (d)	—	0.02	—	0.02
Other costs (e)	0.04	—	0.17	0.06
Tax effect of adjustments (f)	0.25	(0.01)	0.11	(0.03)
Adjusted diluted earnings per common share	$0.43	$0.53	$1.71	$1.80

___________________________________
(a)Represents pre-tax gain on sale, net of transaction costs, realized upon the August 2, 2024 completion of the sale of our Texas and Florida QC Center properties. See “Note 11. Divestitures” for additional details.
(b)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring” for additional details.
(c)Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
(d)Represents accruals for certain legal settlements, recorded in General and administrative expenses.
(e)For the three and nine months ended September 29, 2024, represents non-cash impairment and remeasurement charges related primarily to fixed and intangible assets from the refranchising of 15 Domestic Company-owned restaurants. Refer to “Note 11. Divestitures” for further details. For the three and nine months ended September 24, 2023, represents severance and related costs associated with the transition of certain executives, recorded in General and administrative expenses.
(f)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.6% and 22.8% for the three and nine months ended September 29, 2024 and September 24, 2023, respectively.
In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our senior secured revolving credit facility (the “PJI Revolving Facility”). Our principal uses of cash are operating expenses, capital expenditures, and returning value to our shareholders in the form of cash dividends and/or share repurchases. Our capital priorities are:
•investing for growth
•maintaining a strong balance sheet, and
•returning capital to shareholders
The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for the nine months ended September 29, 2024 and September 24, 2023 (in thousands):

	Nine Months Ended
	September 29, 2024	September 24, 2023
Total cash provided by (used in):
Operating activities	$55,884	$126,936
Investing activities	7,448	(57,654)
Financing activities	(86,584)	(79,139)
Effect of exchange rate changes on cash and cash equivalents	215	(24)
Change in cash and cash equivalents	$(23,037)	$(9,881)
Operating Activities
Total cash provided by operating activities was $55.9 million for the nine months ended September 29, 2024 compared to $126.9 million for the corresponding period of 2023. The decrease of $71.1 million primarily reflects lower net income after considering the gain on sale of QC Center properties as well as unfavorable working capital changes in the first nine months of 2024, principally related to the following:
•Higher tax payments in 2024 due to higher income before income taxes, compared to lower prior year tax payments stemming from the application of 2022 overpayments towards 2023 tax payments;
•Changes in the assets and liabilities of the advertising funds over the comparable periods related to the timing of cash receipts as compared to spending on advertising expense; and
•Higher accrual balances at December 31, 2023 related to the 53rd week of our 2023 fiscal year, which resulted in higher cash outflows in 2024.
Investing Activities
Total cash provided by investing activities was $7.4 million for the nine months ended September 29, 2024 compared to cash used in investing activities of $57.7 million for the same period in 2023. The cash generated from investing activities was primarily due to net proceeds of $46.7 million from the sale of two Domestic QC Centers, lower capital expenditures and net repayments received on notes to franchisees in the first nine months of 2024 as compared to net issuances of notes to franchisees in 2023. We also received a $2.3 million investment distribution related to our deferred compensation plan during the first nine months of 2024.
Our capital expenditures consisted primarily of capital investments for existing restaurants and new restaurant locations as well as investments in technology platforms. We estimate that our capital expenditures during 2024 will be approximately $75 million to $85 million. This estimate includes the acquisition of sites and construction costs for new Company-owned restaurants that have opened or that we expect to open during 2024. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $86.6 million for the nine months ended September 29, 2024 compared to $79.1 million for the same period of 2023. In the first nine months of 2024, the principal financing outflows were related to dividend payments of $45.4 million, net repayments of $37.2 million on the PJI Revolving Facility, $6.8 million in payments related to financing leases, and $3.5 million in tax payments on equity compensation award issuances. These outflows were offset by net borrowings of $5.7 million from the PJMF revolving line of credit (the “PJMF Revolving Facility”). There were no share repurchases in the first nine months of 2024.
In the first nine months of 2023, cash used for financing activities primarily reflects the impact of share repurchases of $210.3 million, which were financed through $185.8 million in net borrowing from the PJI Revolving Facility. Other financing outflows in the first nine months of 2023 included $43.6 million in dividend payments, $6.3 million in tax payments on equity award issuances and $6.0 million in payments related to financing leases.
Debt
Our outstanding debt as of September 29, 2024 was $732.4 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”) and $332.4 million outstanding under the PJI Revolving Facility and the PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $273.2 million as of September 29, 2024.
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

	Permitted Ratio	Actual Ratio as of September 29, 2024
Leverage ratio	Not to exceed 5.25 to 1.0	3.0 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.2 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 29, 2024.
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
The PJMF Revolving Facility consists of a $30.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 and most recently amended on September 30, 2024. Debt outstanding under the PJMF Revolving Facility was approximately $5.7 million as of September 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Credit Agreement.

Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we may elect to invest in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. As of September 29, 2024, approximately $90.2 million remained under the share repurchase authorization.
The following table summarizes our repurchase activity under this program for the three and nine months ended September 29, 2024 and September 24, 2023:

(In thousands, except average price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Three Months Ended
September 29, 2024	—	$—	$—	$90,160
September 24, 2023	—	$—	$—	$90,160

(In thousands, except average price per share)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Aggregate Cost of Shares Purchased (b)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nine Months Ended
September 29, 2024	—	$—	$—	$90,160
September 24, 2023	2,523	$83.10	$209,640	$90,160
(a)    The shares repurchased during the nine months ended September 24, 2023 included 2,176,928 shares repurchased on March 1, 2023 from certain funds affiliated with, or managed by, Starboard Value LP at a price of $82.52 per share for aggregate consideration of $179.6 million.
(b)    Aggregate cost of shares purchased for the nine months ended September 24, 2023 excluded $2.8 million of transaction costs directly attributable to share repurchases, including a 1% excise tax incurred under the Inflation Reduction Act of 2022. Of these costs, $2.1 million were classified as non-cash financing activities during the nine months ended September 24, 2023.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $45.4 million ($1.38 per share) and $43.6 million ($1.30 per share) for the nine months ended September 29, 2024 and September 24, 2023, respectively. On October 29, 2024, our Board of Directors declared a fourth quarter dividend of $0.46 per common share (approximately $15.2 million in the aggregate), which will be paid on November 29, 2024 to stockholders of record as of the close of business on November 18, 2024. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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

The Company’s free cash flow was as follows for the nine month periods of 2024 and 2023 (in thousands):

	Nine Months Ended
	September 29, 2024	September 24, 2023
Net cash provided by operating activities	$55,884	$126,936
Purchases of property and equipment	(46,931)	(50,905)
Free cash flow	$8,953	$76,031
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 29, 2024 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 6.5% and 7.4% of our revenues were derived from these operations for the three and nine months ended September 29, 2024, as compared to 8.2% and 7.0% for the prior year comparable period.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.1 million and a favorable impact of $1.6 million on International revenues for the three and nine months ended September 29, 2024, respectively, and a favorable impact of $2.3 million and an unfavorable impact of $0.7 million on International revenues for the three and nine months ended September 24, 2023, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.5 million and $1.7 million on operating income for the three and nine months ended September 29, 2024, respectively, and an unfavorable impact of approximately $0.3 million and $0.8 million on operating income for the three and nine months ended September 24, 2023, respectively.
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

The following table summarizes our repurchase activity by fiscal period during the three months ended September 29, 2024 (in thousands, except per share amounts):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/01/2024 - 7/28/2024	—	$—	—	$90,160
7/29/2024 - 8/25/2024	—	$—	—	$90,160
8/26/2024 - 9/29/2024	—	$—	—	$90,160
Total	—	$—	—	$90,160
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended September 29, 2024, the Company acquired approximately 4,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.
Item 5. Other Information
During the three months ended September 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1**	Papa John’s International, Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2025.

10.2
Amendment No. 1 to the Company’s Amended and Restated Change of Control Severance Plan, dated August 6, 2024 (incorporated by reference to our Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 filed on August 8, 2024).

10.3
Employment Agreement between Papa John’s International, Inc. and Todd Penegor dated and effective July 31, 2024 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2024).

10.4	Form of Performance-Based Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 29, 2024, filed on November 7, 2024, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 7, 2024	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer & EVP, International