Form 10-K
period 2024-12-29
PAPA JOHNS INTERNATIONAL INC
filed 2025-02-27
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing sale price on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2024, was $1,538,437,852.
As of February 21, 2025, there were 32,661,038 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2025 are incorporated by reference into Part III of this annual report where indicated.

PART I
Item 1. Business
General
Papa John’s International, Inc., a Delaware corporation (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa Johns.” Papa Johns began operations in 1984. At December 29, 2024, there were 6,030 Papa Johns restaurants in operation, consisting of 552 Company-owned and 5,478 franchised restaurants operating in 51 countries and territories. Our Company-owned restaurants include 98 restaurants operated under three joint venture arrangements. In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Strategy
We are committed to delivering on our brand promise “BETTER INGREDIENTS. BETTER PIZZA.®” and a business strategy designed to drive sustainable long-term, profitable growth. As Papa Johns transforms its business to accelerate profitable growth in its restaurant system, it is focused on the following strategic priorities:
Focusing on our core product proposition and improving innovation across the barbell. Traditional, superior-quality pizza is the foundation of our success. Consumers know us for BETTER INGREDIENTS. BETTER PIZZA. and we need to deliver on this promise consistently, every day, to every customer, across every restaurant.
Amplifying our marketing message to drive customer consideration and call to action across target segments by emphasizing quality and value. Our approach will leverage our individualized knowledge of our customers and vast consumer data to create more personalized offers, differentiate our brand through creativity and disruption and will include incremental investments to reach a wider audience through traditional and digital advertising, ensuring a strong presence in key regional and local markets.
Investing in our technology to enable commercial and operational efficiency through improvements to the end-to-end digital customer experience, and our customer relationship management platform. With most of our sales occurring through digital channels, we believe these investments will improve conversion and reduce friction within our customer experience.
Differentiating our customer experience to meet and exceed the convenience, value and quality expectations of the customer in every channel. By simplifying our processes, optimizing our menu, and employing technology, our teams will be set up to be the best pizza makers in the business while ensuring a frictionless experience to drive purchase and build loyalty.
Partnering with and evolving our franchisee base to be growth oriented – focusing on increasing our market share through strategic new restaurant development in priority markets.
Segment Overview
Papa Johns has four defined reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries (Quality Control Centers), and International.
Domestic Company-owned Restaurants
The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and derives its revenues principally from retail sales of pizza and other food and beverage products. Of the total 3,514 North American restaurants open as of December 29, 2024, 539 units, or approximately 15%, were Company-owned. In 2024, the 520 Domestic Company-owned restaurants included in the full year’s comparable restaurant base generated average annual unit sales of $1.3 million.
Operating Company-owned restaurants allows us to improve operations, training, marketing and quality standards for the benefit of the entire Papa Johns system.

North America franchising
The North America franchising segment consists of our franchise sales and support activities and derives its revenues from the sale of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. Our North American franchised restaurants, which included 2,541 restaurants in the full year’s comparable base for 2024, generated average annual unit sales of $1.1 million. These sales, while not included in the Company’s revenues, contribute to our royalty revenues, franchisee marketing fund contributions, and commissary revenue.
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
International
The International segment is defined as all restaurant operations outside of the United States and Canada. As of December 29, 2024, there were 2,516 International restaurants, comprised of 13 Company-owned restaurants in the United Kingdom and 2,503 franchised restaurants. The Company currently operates one International QC Center in the UK. The International segment also consists of distribution sales to Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Other QC Centers outside North America are operated by franchisees pursuant to license agreements or by other third parties.
All other
All other business units that do not meet the quantitative or qualitative thresholds for determining reportable segments, which are not operating segments, are referred to as “all other.” These consist of operations that derive revenues from franchise contributions to our marketing funds and the sale, principally to Company-owned and franchised restaurants, of information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23. Segment Information” of “Notes to Consolidated Financial Statements” for financial information about our segments.
Development
At December 29, 2024, there were 6,030 Papa John’s restaurants operating in 51 countries and territories, as follows:

	Domestic Company Owned	Franchised North America	Total North America	International Company Owned	International Franchised	Total International	System-wide
December 31, 2023	531	2,902	3,433	117	2,356	2,473	5,906
Opened	22	90	112	—	198	198	310
Closed	—	(31)	(31)	(43)	(112)	(155)	(186)
Sold	—	(1)	(1)	—	—	—	(1)
Acquired	1	—	1	—	—	—	1
Refranchised	(15)	15	—	(61)	61	—	—
December 29, 2024	539	2,975	3,514	13	2,503	2,516	6,030
Net unit growth/(decline)	8	73	81	(104)	147	43	124

Our Domestic Company-owned restaurant growth strategy is to continue to open restaurants in existing markets as appropriate, thereby increasing consumer awareness, increasing market share, improving customer service and enabling us to take advantage of operational and marketing scale efficiencies. We have co-developed Domestic markets with some franchisees or divided markets among franchisees and will continue to use market co-development in the future, where appropriate. Our Domestic Company-owned markets are comprised of strong performing restaurants making them attractive locations either as Company-owned or franchised.
Our experience in developing markets indicates that market penetration through the opening of multiple restaurants in a particular region results in increased average restaurant sales over time. We will establish a development or a master franchise agreement with a franchisee for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Similar to our Domestic Company-owned restaurant growth strategy, our International strategy has shown to build higher consumer awareness, increased market share, and improved operational efficiencies.
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
North America Development and Franchise Agreements. We enter into development agreements with our franchisees in North America for the opening of a specified number of restaurants within a defined period of time and specified geographic area. A franchise agreement is generally executed once a franchisee secures a location. Our current standard franchise agreement requires the franchisee to pay a royalty fee of 5% of sales, net of certain taxes and refunds, and the majority of our existing franchised restaurants have a 5% contractual royalty rate in effect. Incentives offered from time to time to franchisees may reduce the contractual royalty rate paid.
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
International Development Agreements. In international markets, we generally enter into a development agreement with master franchise rights for the opening of a specified number of restaurants within a defined period of time and specified geographic area. Under a development agreement with master franchise rights, the franchisee has the right to sub-franchise a portion of the development to one or more sub-franchisees approved by us. A unit license agreement is generally executed once a franchisee secures a location.
Our current standard international development agreements and unit license agreements provide for payment to us of a royalty fee of 5% of sales net of certain taxes and refunds. For international agreements with master franchise rights, the master franchisee generally sets its own sub-franchise royalty but the sub-franchise royalty received by the Company is generally 3% of sales, net of certain taxes and refunds. The remaining terms applicable to the operation of individual restaurants are substantially equivalent to the terms of our Domestic franchise agreement. In certain cases, development agreements may be negotiated at other-than-standard terms for fees and royalties, and we may offer various development and royalty incentives.
Franchise Operations. All franchisees are required to operate their Papa Johns restaurants in compliance with our policies, standards and specifications, including matters such as menu items, ingredients, and restaurant design. Franchisees have full discretion in human resource practices, and generally have full discretion to determine the prices to be charged to customers, but we generally have the authority to set maximum price points for nationally advertised promotions.
Franchisee Loans. Selected Domestic and International franchisees have borrowed funds from us, principally for the purchase of restaurants from us or other franchisees or, in certain international markets, for construction and development of new restaurants. Loans made to franchisees can bear interest at fixed or floating rates and in most cases are secured by the fixtures, equipment and signage of the restaurant and/or are guaranteed by the franchise owners. At December 29, 2024, net loans outstanding totaled $13.8 million. See “Note 2. Significant Accounting Policies” of “Notes to Consolidated Financial Statements” for additional information.

Marketing Programs
Our Domestic marketing strategy consists of national advertising via television, print, direct mail, digital, mobile marketing and social media channels. Our digital marketing activities have increased significantly over the past several years in response to increasing customer use of online and mobile technology. Local advertising, such as television, radio, print, direct mail, restaurant-to-door flyers, digital, mobile marketing and local social media channels is currently optional for franchisees.
Domestic Company-owned and franchised Papa Johns restaurants within a defined market may, but are not required to, join an area advertising cooperative (“Co-op”). Each member restaurant contributes a percentage of sales to the Co-op for market-wide programs, such as television, radio, digital and print advertising, and sports sponsorships. The rate of contribution and uses of the monies collected are determined by a majority vote of the Co-op’s members.
The domestic marketing efforts are supported by media, print, digital and electronic advertising materials that are produced by Papa John’s Marketing Fund, Inc. (“PJMF”), our national marketing fund. PJMF is a consolidated nonstock corporation, designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. PJMF produces and buys air time for Papa Johns national television commercials and advertises the Company’s products through digital media including banner advertising, paid search-engine advertising, mobile marketing, social media advertising and marketing, text messaging, and email. PJMF also engages in other brand-building activities, such as consumer research and public relations activities. Domestic Company-owned and franchised Papa Johns restaurants are required to contribute a certain percentage of sales to PJMF.
In international markets, our marketing focuses on reaching customers who live or work within a trading area of a Papa Johns restaurant. Our international markets use a combination of advertising strategies, including television, radio, print, digital, mobile marketing and local social media depending on the size of the local market.
Human Capital
Our team members are critical to our success. As of December 29, 2024, we employed approximately 11,400 persons, of whom approximately 8,800 were team members at Company-owned restaurants, approximately 700 were management personnel at Company-owned restaurants, approximately 700 were corporate personnel and approximately 1,200 were QC Center team members. Our team members are non-unionized, and most restaurant team members work part-time and are paid on an hourly basis.
Our franchisees are independent business owners, so their employees are not our employees and therefore are not included in our employee count. We estimate the total number of persons in the Papa Johns system, including our team members, franchisees and the team members of franchisees, was approximately 104,000 as of December 29, 2024.
Culture
At Papa Johns, we welcome a wide array of voices to our table. An inclusive environment is essential to attracting the talent that makes Papa Johns the world’s best pizza delivery company. As such, we welcome all entrepreneurial spirits, innovators and pizza lovers. We continue to build a culture that reflects our corporate values of People First and Everyone Belongs and creates a competitive advantage in attracting and retaining talent. Across our restaurants, QC Centers and corporate hubs, Papa Johns team members are valued for their contributions, treated fairly, encouraged to share their feedback and ideas, provided the tools needed to ensure their safety and total wellness and given ample opportunities to grow in their careers.
We embed policies and practices that ensure fairness and build trust, and encourage behaviors across the organization that foster belonging and increase employee engagement, including grant-making through the Papa John’s Foundation to national and local nonprofit partners, hosting our annual Week of Service and leveraging our global inclusion resource groups with leaders engaging across the organization.
Talent Attraction, Retention and Development
Creating a culture of connectedness and belonging that supports and values team members is important to attracting and retaining talented, dedicated employees and bringing more innovative thinking and better ideas and solutions to our business. To meet job candidates where they live, and gain a deeper understanding of their personal, educational and professional goals, we sponsor and attend job fairs, scholarship programs and university and professional organization events and offer our team members hiring and referral bonuses.
To help our team members succeed in their roles and to ensure consistent operational execution, we offer continuous training and development opportunities, including providing innovative tools and materials for the operational training and development of team members. Operations personnel complete our management training program and ongoing development programs, including multi-unit training, through which instruction is given on all aspects of our systems and operations. In addition, to further support our team members’ development, we established our Dough & Degrees program in 2019, which allows our team members to earn a college degree for free or at a reduced tuition in partnership with Purdue University Global and the University of Maryland Global Campus, among others. Employees working at least ten hours per week can obtain their High School Diplomas, learn English as a second language, and earn associate’s, bachelor’s and/or master’s degrees. We also offer a tuition reimbursement program that provides another opportunity for our team members to advance their careers.
Compensation and Benefits
One of our core values is People First. As such, we are committed to providing competitive pay and benefits to attract and retain talent, whether in our Domestic Company-owned restaurants, in our supply chain centers or in our restaurant support centers. We pay competitive wages to our front line team members in our Domestic Company-owned restaurants.
Papa Johns offers a comprehensive benefits package to eligible team members. We also make available to our team members several benefits like paid parental leave, adoption support, and health plans that are available to dependents, spouses, and domestic partners. We offer eligible team members a 401(k) plan, with a competitive Company matching component to encourage retirement savings.
In addition, Papa Johns offers wellness services to help team members manage and optimize their health and well-being. These no-cost programs include smoking cessation, diabetes and hypertension management, weight management, and mental health support through the Papa Johns employee assistance program for all part-time and full-time team members and their dependents. Papa Johns also makes available the “Papa Cares” program that provides restaurant support center team members an onsite health clinic that provides a wide range of primary care services for adults, adolescents and children.
Workplace Health and Safety
As part of the Company’s enterprise-wide safety and security management system, we are committed to strategically investing in advanced training, technology and people to ensure the highest level of protection for our customers and team members. All Papa Johns team members, from those at our restaurant support centers to those working in our warehouses and restaurants, undergo annual safety and security training designed to address the unique requirements of their roles. Our QC Centers and restaurant operations are evaluated through comprehensive annual risk assessments, as well as unannounced inspections conducted by our corporate safety and security teams.
Industry and Competition
The United States Quick Service Restaurant pizza (“QSR Pizza”) industry is mature and highly competitive with respect to price, service, location, food quality, customer loyalty programs and product innovation. The QSR Pizza category is largely fragmented, and competitors include a few large national chains and many smaller regional chains, as well as a large number of local independent pizza operators, any of which can utilize a growing number of food delivery services. Some of our competitors have been in existence for substantially longer periods than Papa Johns, have substantially greater resources than Papa Johns and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. Competition from delivery aggregators and other food delivery concepts also continues to increase. For more information, see “Item 1A—Risk Factors—Industry and Macroeconomic Risks—Our profitability may suffer as a result of intense competition in the QSR Pizza industry.”
Internationally, the pizza delivery model is not as mature as that of the Domestic market and presents a growth opportunity for Papa Johns. We believe demand from international consumers will continue to increase as the demand for pizza delivery and carryout continues. We continue to execute on our growth strategy and expand throughout the world.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. There is also active competition for management personnel, drivers and hourly team members, and attractive commercial real estate sites suitable for Papa Johns restaurants.
Supply Chain
In the United States, our 11 QC Centers produce dough and distribute substantially all key ingredients, including mozzarella, dough and pizza sauce, and other supplies, including food products, paper products, smallwares and cleaning supplies to Domestic Company-owned restaurants and franchised restaurants to ensure consistent food quality. Each Domestic franchisee is required to purchase pizza sauce and dough from our Domestic QC Centers, and purchases substantially all other food products from our QC Centers. We also have one QC Center in Canada that produces and distributes fresh dough and provides further support to our North American franchisees. In our International segment, we operate one International QC Center in the United Kingdom and other International QC Centers are operated by franchisees pursuant to license agreements or by other third parties. We depend on a sole source for our supply of garlic sauce and we source other key ingredients, including meat products, from a limited number of suppliers. For a discussion of the related risks, see “Item 1A—Risk Factors—Company Risks—Increase in ingredient and other operating costs, including those caused by weather, climate change and food safety, could adversely affect our results of operations,” “—Our dependence on a sole supplier or a limited number of suppliers for some ingredients and other supplies could result in disruptions to our business,” and “—Changes in purchasing practices by our Domestic franchisees, or prolonged disruptions in our QC Center operations, could harm our commissary business.”
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
We are subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. Many states also regulate substantive aspects of the franchisor-franchisee relationship. State laws governing the franchisor-franchisee relationship presently exist in a significant number of states, and bills have been, and may in the future, be introduced in Congress that, if enacted, would provide for federal regulation certain aspects of the U.S. franchisor-franchisee relationship. State laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. National, state and local government regulations or initiatives, including health care legislation, “living wage,” or other current or proposed regulations, and increases in minimum wage rates affect Papa John’s as well as others within the restaurant industry. We are also subject to applicable laws in each international jurisdiction in which we operate.
Privacy and Data Protection
We are subject to privacy and data protection laws and regulations globally. The legal and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to impact our business. This includes recently enacted Securities and Exchange Commission (“SEC”) regulations and existing breach notification laws and regulations in the United States and in other countries which require notification to individuals and government authorities of breaches involving certain categories of personal information. We also expect more states in the United States to enact data privacy laws and regulations in the future. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes to our marketing strategies. The security of our financial data, customer information and other personal information is a priority for us. We have a privacy policy posted on our website at www.papajohns.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K.
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
Environmental Matters
We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environment legislation or regulations on our operations. During 2024, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2025.
Additional Information
All of our periodic and current reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through our website located at www.papajohns.com. These reports include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available through our website as soon as reasonably practicable after we electronically file them with the SEC. We also make available free of charge on our website our Corporate Governance Guidelines, Board Committee Charters, and our Code of Ethics, which applies to Papa John’s directors, officers and employees. Printed copies of such documents are also available free of charge upon written request to Investor Relations, Papa John’s International, Inc., P.O. Box 99900, Louisville, KY 40269-0900. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.
We routinely use our investor relations website, at ir.papajohns.com, as a primary channel for disclosing key information to our investors. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts.
The references to our website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this Form 10-K.
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

Industry and Macroeconomic Risks
Economic conditions in the United State and international markets could adversely affect our business and financial results.
Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn or recession, including deterioration in the economic conditions in the United States or international markets where we or our franchisees operate, or a slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations, including a reduction in the demand for our products, longer payment cycles, slower adoption of new technologies and increased price competition. Poor economic conditions have in the past adversely affected and may in the future affect the ability of our franchisees to pay royalties or amounts owed and could also disrupt our business and adversely affect our results. Inflationary pressures, and related increases in costs, including interest rates, commodity and labor expenses, as well as currency restrictions and changes in foreign exchange rates, have impacted and may continue to impact our franchisees their ability to pay royalties, open new restaurants or operate existing restaurants profitably. As we navigate this environment, we may need to offer support for certain franchisees in the form of royalty relief, loans or other support, close unprofitable restaurants or markets, and/or consider other alternatives such as acquiring or purchasing franchised restaurants, QC Centers or operations to operate them until they can be refranchised. In addition, adverse macroeconomic conditions, unforeseen geopolitical events, and other business-related changes in circumstances outside of our control have required us to close restaurants in the past and impacted our ability to collect royalties and/or achieve our net unit development targets.
Our business, financial condition and results of operations have been and could continue to be adversely affected by business conditions in the United Kingdom. There are approximately 450 Papa Johns restaurants located in the UK, and we also operate an International QC Center in the UK. In addition, the Company’s UK subsidiary also holds the master leases for nearly all of the corporate and franchise restaurant locations, which exposes us to rent liability. During the last three years, our business in the UK was subject to adverse macroeconomic conditions, including inflation, elevated interest rates, the energy crisis, slowing economic growth, and volatile exchange rates, which resulted in negative comparable sales and a challenging operating environment for our franchisees. These challenges also impacted the financial condition of our UK franchisees. As we continue to navigate this challenging economic environment, we are investing in capabilities to improve our operations and have worked to re-position the franchise base to further strengthen our business in the UK by exiting poorly performing franchisees and permanently closing certain restaurants. In 2024, we also divested and closed a number of Company-owned restaurants in the UK that were incurring operating losses, in an effort to re-position the market. We currently operate only 13 Company-owned restaurants in the market. If our efforts to re-position the franchise base or improve the profitability of our remaining Company-owned restaurants are unsuccessful, we might need to find new operators for certain unprofitable restaurants and/or close additional unprofitable locations in the future, which would require certain lease and/or loan impairments, and could adversely impact the Company’s financial condition and results of operations in the respective region. In addition, the Company previously provided financial support to certain franchisees in the UK, including in the form of marketing support and loans. This franchisee support may not be sufficient to keep restaurants in the UK from closing, particularly if current economic conditions worsen, or our franchisees may not be able to repay their loans, pay royalties, and/or make rent payments under sub-leases with us. The Company is unable to predict the duration or the extent of the macroeconomic environment in the UK or the extent to which our remaining corporate and franchised restaurants will continue to be impacted.
We are also subject to ongoing risks and uncertainties associated with the UK’s withdrawal from the European Union (referred to as “Brexit”), including implications for the free flow of labor and goods in the UK and the European Union and other financial, legal, tax and trade implications.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by actual and potential geopolitical conflicts.
The global economy could be and has been negatively impacted by geopolitical and regional conflicts around the world, including the ongoing conflict in Ukraine. Furthermore, governments in the United States, UK, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The Company has no company-owned restaurants in Russia or Ukraine and has suspended corporate support for its master franchisee in Russia, which operates and supplies all franchised Papa Johns restaurants there. The Company is unable to predict how long the current environment will last or if it will resume corporate support to impacted franchised restaurants. The Company also has franchise locations in Israel and a significant franchise presence in the Middle East. As a result of the conflict in Gaza, some of our franchisees in the Middle East have experienced boycotts resulting in decreased development prospects, sales and profitability. The Company is unable to predict how long the current environment will last or the long-term impact to these franchised locations.
In addition, our international business is subject to the risks of other geopolitical tensions and conflicts, including, for example, the ongoing conflicts described above and changes in China-Taiwan and United States-China relations. We have franchised restaurants located in China, South Korea, Israel and the Middle East. Although we do not do business in North Korea, any future increase in tensions between South Korea and North Korea, such as an outbreak or escalation of military hostilities, or between Taiwan and China could materially adversely affect our operations in Asia or the global economy, which in turn would adversely impact our business. Likewise, an escalation of conflicts in the Middle East could materially adversely affect our franchisee operations in Israel, Jordan, Egypt and other countries in the Middle East.
Our International operations and franchisees are subject to increased risks and other factors that may make it more difficult to achieve or maintain profitability or meet planned growth rates.
Our International operations and franchisees could be negatively impacted by volatility and instability in international economic, political, security, or health conditions in the countries in which the Company or our franchisees operate, especially in emerging markets. In addition, there are risks associated with differing business and social cultures and consumer preferences. We may face limited availability for restaurant locations, higher location costs and difficulties in franchisee selection and financing. We may be subject to difficulties in sourcing and importing high-quality ingredients (and ensuring food safety) in a cost-effective manner, hiring and retaining qualified team members, marketing effectively and adequately investing in information technology, especially in emerging markets.
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
Sales made by our franchisees in international markets and certain loans we previously provided to such franchisees are denominated in their local currencies, and fluctuations in the U.S. dollar occur relative to the local currencies. Accordingly, changes in currency exchange rates will cause our revenues, investment income and operating results to fluctuate. We have not historically hedged our exposure to foreign currency fluctuations. Our International revenues and earnings may be adversely impacted as the U.S. dollar rises against foreign currencies because the local currency will translate into fewer U.S. dollars. Additionally, the value of certain assets or loans denominated in local currencies may deteriorate. Other items denominated in U.S. dollars, including product imports or loans, may also become more expensive, putting pressure on franchisees’ cash flows. Our International and Canadian franchisees may also be impacted by tariffs or currency restrictions imposed by governmental authorities, which could impact their ability to pay for supplies and/or royalties in compliance with their franchise agreement. We have experienced situations with franchisees being subject to currency restrictions and unable pay royalties in U.S. dollars.
Our profitability may suffer as a result of intense competition in the QSR industry.
The QSR Pizza industry in the United States is mature and highly competitive. Competition is based on price, value, service, location, food quality, convenience, brand recognition and loyalty, product innovation, effectiveness of marketing and promotional activity, use of technology, and the ability to identify and satisfy consumer preferences. Many of our competitors have introduced lower cost menu options and have employed value marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. In response, we have previously had to reduce the prices for some of our products and implement more value and promotional pricing to respond to competitive and customer pressures, which can adversely affect our profitability. However, when commodity and other costs increase, we may be limited in our ability to increase prices. With the significant level of competition and the pace of innovation, we intend to increase investment spending in several areas, particularly marketing and technology, which can decrease profitability.

In addition to competition with our larger competitors, we face competition from local quick service pizza delivery restaurants and new competitors such as fast casual pizza concepts. We also face competitive pressures from an array of food delivery concepts and aggregators delivering for quick service or dine in restaurants, using new delivery technologies or delivering for competitors who previously did not have delivery capabilities, some of which may have more effective marketing or delivery service capabilities. The emergence or growth of these competitors, in the pizza category or in the food service industry generally, may make it difficult for us to maintain or increase our market share and could negatively impact our sales, profit margins, royalties, and our system-wide restaurant operations. An increased percentage of orders delivered through third-party aggregator services may also reduce the profitability of these orders compared with those placed through our owned channels. We also face increasing competition from other home delivery services and grocery stores that offer an increasing variety of prepped or prepared meals in response to consumer demand. In addition, if our competitors respond more effectively to changes in consumer preferences or increase their market share, it could have a negative effect on our business. As a result, our sales can be directly and negatively impacted by actions of our competitors, the emergence or growth of new competitors, consumer sentiment or other factors outside our control.
We compete within the food service market and the QSR pizza market not only for customers, but also for management and hourly employees, including restaurant team members, drivers and qualified franchisees, as well as suitable real estate sites.
One of our competitive strengths is our “BETTER INGREDIENTS. BETTER PIZZA.®” brand promise. This means we may use ingredients that cost more than the ingredients some of our competitors may use. Because of our investment in higher-quality ingredients, we could have lower profit margins than some of our competitors if we are not able to establish a quality differentiator that resonates with consumers. Customers may also not believe or understand the nature of our quality differentiator in comparison with our competitors, which could impact our sales. Our sales may be particularly impacted as competitors increasingly emphasize lower-cost menu options.
Changes in consumer preferences or discretionary consumer spending could adversely impact our results.
Changes in consumer preferences and trends could negatively affect us (for example, changes in consumer perceptions of certain ingredients that could cause consumers to avoid pizza or some of its ingredients in favor of foods that are or are perceived as healthier, lower-calorie, amenable to certain diets or lower in carbohydrates or otherwise based on their ingredients or nutritional content) or reduced consumption of pizza as a result of weight loss drugs, such as GLP inhibitors and others. Preferences for a dining experience such as fast casual pizza concepts could also adversely affect our restaurant business and reduce the effectiveness of our marketing and technology initiatives. Also, our success depends to a significant extent on numerous factors affecting consumer confidence and discretionary consumer income and spending, such as general economic conditions, customer sentiment and employment levels. Any factors that could cause consumers to spend less on food or shift to lower-priced products could reduce sales or inhibit our ability to maintain or increase pricing, which could adversely affect our operating results.
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

We are subject to risks related to epidemic and pandemic outbreaks, which may have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks related to epidemic and pandemic outbreaks, such as the global COVID-19 pandemic, which had adverse impacts on global economic and market conditions, franchisees, and our business.
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
Consumer perceptions of our brand are affected by a variety of factors, such as the nutritional content and preparation of our food, the quality of the ingredients we use, our marketing and advertising, our corporate culture, our policies and systems related to corporate responsibility, our business practices, our engagement in local communities and the manner in which we source the commodities we use.
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
Social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications allow individuals access to a broad audience of consumers and other persons. The popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination, and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, whether or not accurate. The dissemination of proprietary Company or negative information, whether or not accurate, by customers, employees, social media influencers, and others via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. The misrepresentation of our products or inaccurate claims by paid social media influencers could also expose us to legal risks.
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
We are also subject to the risk of negative publicity associated with shareholder proposals, campaigns, and activism, including publicity related to the environment, animal welfare, responsible sourcing, and other corporate responsibility topics. Despite our best efforts relating to corporate responsibility policies, initiatives and reporting, media reports and social media campaigns can create a negative opinion or perception of the Company’s efforts. Such media reports and negative publicity could impact customer or investor perception of our Company or industry and can have a material adverse effect on our financial results.
In addition, we could be criticized for the scope or nature of our corporate responsibility initiatives or goals, or for any revisions to these goals, which could lead to consumer boycotts or shareholder activism. If our corporate responsibility-related data, processes and reporting fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards, are incomplete or inaccurate, or certain groups or customers disagree with our corporate responsibility initiatives or goals, or if we fail to achieve progress with respect to our goals on a timely basis, or at all, our reputation, brand, appeal to investors, employee retention, business, financial performance and growth could be adversely affected.
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
We are exposed to fluctuations in prices of commodities and ingredients. An increase in the cost or sustained high levels of the cost of cheese or other commodities and ingredients could adversely affect the profitability of our system-wide restaurant operations, particularly if we are unable to increase the selling price of our products to offset increased costs. We have experienced in the past several years, and may continue to experience, increasing commodities prices, including food ingredients, which has significantly increased our operating expenses. Cheese, representing our largest food cost, and other commodities and ingredients can be subject to significant cost fluctuations due to inflation, weather, availability, tariffs, global demand and other factors that are beyond our control. Additionally, increases in labor, mileage, insurance, fuel, and other costs could adversely affect the profitability of our restaurant and QC Center businesses. Many of the factors affecting costs in our system-wide restaurant operations are beyond our control, and we may not be able to adequately mitigate these costs or pass along these costs to our customers or franchisees, given the significant competitive pricing pressures we face.
Changes in privacy or data protection laws could adversely affect our ability to market our products effectively.
We rely on a variety of direct and indirect marketing techniques, including email, text messages, push notifications, social media, behavioral advertising, and postal mailings. Any future restrictions in federal, state or foreign laws regarding marketing and solicitation or Domestic or International data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages, social media, behavioral advertising, and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues.
Higher labor costs, increased competition for qualified team members and ensuring adequate staffing in our restaurants and QC Centers increase the cost of doing business. Additionally, changes in employment and labor laws, including health care legislation and minimum wage increases, could increase costs for our system-wide operations.
Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our restaurants in an intensely competitive environment. We and our franchisees have experienced, and could continue to experience, a shortage of labor for restaurant positions due to job market trends, conditions, and immigration policies, which shortage has increased our and our franchisees’ labor expenses and could decrease the pool of available qualified talent for key functions. Increased costs associated with recruiting, motivating and retaining qualified employees to work in Company-owned and franchised restaurants have had, and may in the future have, a negative impact on our

Company-owned restaurant margins and the margins of franchised restaurants. Competition for qualified drivers for both our restaurants and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.
We are also subject to federal, state and foreign laws governing such matters as minimum wage requirements, overtime compensation, benefits, working conditions, citizenship requirements and discrimination and family and medical leave and employee related litigation. Labor costs and labor-related benefits are primary components in the cost of operation of our restaurants and QC Centers. Labor shortages, increased employee turnover and health care mandates or rising health insurance premiums could increase our system-wide labor costs.
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
Additionally, while we do not currently have a unionized workforce, certain employees of other companies in our industry have unionized. If a significant portion of our corporate or franchisee’s workforce were to unionize, labor costs could increase and our business could be negatively affected by union requirements that increase costs, disrupt business, reduce flexibility and affect the employer-employee relationship. Further, corporate or franchisees’ response to any union organizing efforts could negatively impact how our brand is perceived. We are also subject to potential joint-employer liability for issues that may occur with our franchise operations.
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
We rely heavily on information systems, including digital ordering solutions, through which a majority of our Domestic sales originate. We also rely heavily on point-of-sale processing in our Company-owned and franchised restaurants for data collection and payment systems for the collection of cash, credit and debit card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends on the reliability and capacity of these technology systems. In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. We plan to increase investment spending to continue to invest in enhancing and improving the functionality and features of our information technology systems. However, we cannot ensure that our initiatives will be beneficial to the extent, or within the timeframes, expected or that the estimated improvements will be realized as anticipated or at all. Our failure to adequately invest in new technology and adapt to technological developments and industry trends, particularly our digital ordering capabilities, could result in a loss of customers and related market share. Notwithstanding adequate investment in new technology, our marketing and technology initiatives may not be successful in improving our comparable sales results. Additionally, we are in an environment where the technology life cycle is short and consumer technology demands are high, which requires continued reinvestment in technology that will increase the cost of doing business and will increase the risk that our technology may not be customer-centric or could become obsolete, inefficient or otherwise incompatible with other systems.

We rely on our International franchisees to maintain their own point-of-sale, mobile applications, and online ordering systems, which are often purchased from third-party vendors, potentially exposing International franchisees to more operational risk, including cyber and data privacy risks and governmental regulation compliance risks.
We cannot predict the impact that new or improved technologies, alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer or employee behavior facilitated by these technologies and alternative methods of delivery will have on our business.
Advances in technologies such as artificial intelligence or alternative methods of delivery, including advances in digital ordering technology and autonomous vehicle delivery, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. The implementation and use of artificial intelligence technologies also present various risks and uncertainties, and the deficiencies or other failures of artificial intelligence systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm.
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
We have incurred and expect to continue to incur certain non-recurring corporate reorganization costs, including the ongoing restructuring and transformation of our international business, and these expenses have impacted and could adversely impact our results of operations during the relevant period, reduce our cash position and/or result in an impairment risk related to these assets. Additionally, if we do not realize the anticipated benefits from these measures, or if we incur costs greater than anticipated, our financial condition and operating results may be adversely affected.
As a result of any corporate reorganization, we could face turnover in our restaurant support centers and international support teams that could distract our employees, decrease employee morale, harm our reputation, and negatively impact the overall performance of our corporate support teams. These or other similar risks, may adversely affect our business, results of operations and financial condition.
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
Our franchisees remain dependent on the availability of financing to remodel or renovate existing locations, upgrade systems and enhance technology, or construct and open new restaurants. The Company has provided, and may in the future, provide financing to certain franchisees and prospective franchisees in order to mitigate restaurant closings, allow new units to open, or complete required upgrades. If we are unable or unwilling to provide such financing, which is a function of, among other things, prevailing interest rates and a franchisee’s creditworthiness, the number of new restaurant openings may be lower or the rate of closures may be higher than expected and our results of operations may be adversely impacted. The elevated interest rate environment has increased the cost of this financing to franchisees, which may make the financing less appealing to franchisees and increase the risk of defaults. To the extent we provide financing to franchisees, our results could be negatively impacted by negative performance of these franchisee loans, including franchisees defaulting on payment terms or being unable to repay loans.
Our dependence on a sole supplier or a limited number of suppliers for some ingredients and other supplies could result in disruptions to our business.
Domestic restaurants purchase substantially all food and related products from our QC Centers. We are dependent on a sole supplier for all of our mozzarella cheese domestically and substantially all of our mozzarella cheese internationally. We also depend on a sole source for our supply of garlic sauce, which constitutes a small percentage of our purchased food items. While we have no other sole sources of supply for key ingredients or menu items, we do source other key ingredients from a limited number of suppliers. While we strive to engage in a competitive bidding process for our ingredients, because certain of these ingredients, including meat products, may only be available from a limited number of vendors, we may not always be able to do so effectively. We may be subject to interruptions in supply or shortages of these items due to factors beyond our control or issues with our suppliers from time to time. Alternative sources of mozzarella cheese and other key ingredients or menu items may not be available on a timely basis or may not be available on terms as favorable to us as under our current arrangements.
Increase in ingredient and other operating costs, including those caused by weather, climate change and food safety, could adversely affect our results of operations.
Our Company-owned and franchised restaurants could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers, or caused by governmental actions. Prolonged disruption in the supply of products from or to our QC Centers due to weather, climate change, natural disasters, public health crises, crop, bird and/or livestock disease, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of ingredients critical to our restaurant operations and have a significant impact on results. Increasing weather volatility or other long-term changes in global weather patterns, including related to global climate change, could have a significant impact on the price or availability of some of our ingredients, energy and other materials throughout our supply chain. In particular, adverse weather or crop disease affecting the California tomato crop could disrupt the supply of pizza sauce to our and our franchisees’ restaurants. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

We rely on third parties for certain business processes and services, and failure or inability of such third-party vendors to perform subjects us to risks, including business disruption and increased costs.
We depend on the performance of suppliers, aggregators and other third parties in our business operations. In some cases, we rely on a relatively small number of third-party vendors to support these critical business processes and services. Third-party business processes we utilize include information technology, gift card authorization and processing, other payment processing, benefits, and other accounting and business services. We conduct third-party due diligence and seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against cybersecurity incidents. However, the failure of our suppliers to maintain adequate controls or comply with our expectations and standards could have a material adverse effect on our business, financial condition, and operating results.
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
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability, property, cyber insurance, and health insurance coverage provided to our employees are funded by the Company up to certain retention levels under our retention programs. Retention limits generally range up to $0.8 million with even higher retention limits for certain types of coverage. These insurance programs may not be adequate to protect us, and it may be difficult or impossible to obtain additional coverage or maintain current coverage at a reasonable cost. We also have experienced claims volatility and high costs for our insurance programs. We estimate loss reserves based on historical trends, actuarial assumptions and other data available to us, but we may not be able to accurately estimate reserves. If we experience claims in excess of our projections, our business could be negatively impacted. Our franchisees could be similarly impacted by higher claims experience, hurting both their operating results and/or limiting their ability to maintain adequate insurance coverage at a reasonable cost.
Risks Related to our Indebtedness
We have incurred substantial debt obligations, which could adversely affect our financial condition, and we may incur more indebtedness, including secured debt, and take other actions that could further exacerbate the risks associated with our substantial indebtedness or affect our ability to satisfy our obligations under our indebtedness.
Our outstanding debt as of December 29, 2024 was $746.7 million, which was comprised of $400.0 million outstanding under our 3.875% senior notes due 2029 (the “Notes”) and $346.7 million under our revolving credit facility (the “PJI Revolving Facility”) that forms part of our amended and restated credit agreement (the “Credit Agreement”). We had approximately $253.3 million of remaining availability under the PJI Revolving Facility as of December 29, 2024.
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
In addition, subject to restrictions in the agreements governing our existing and any future indebtedness, we may incur additional indebtedness in the future, resulting in higher leverage. The indenture governing our Notes (the “Indenture”) and the Credit Agreement allow us to incur additional indebtedness, including secured debt. Such additional indebtedness may be substantial. Our ability to recapitalize, refinance, incur additional debt and take a number of other actions that are not prohibited by the Indenture or the Credit Agreement could have the effect of exacerbating the risks associated with our substantial indebtedness or diminishing our ability to make payments on our substantial indebtedness when due, which would reduce the availability of cash flow to fund acquisitions, working capital, capital expenditures, other growth opportunities and other general corporate purposes. In addition, increasing or elevated prevailing interest rates will increase the costs of our indebtedness if we incur additional indebtedness or refinance our existing indebtedness at higher rates.
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
The occurrence of a natural disaster, hostilities, cyber-attack, social unrest, terrorist activity, outbreak of an epidemic, a pandemic or other widespread health crisis, power outages, severe weather (such as tornados, hurricanes, blizzards, ice storms, floods, heat waves, etc.) or other catastrophic events may disrupt our operations or supply chain and result in the closure of our restaurants (Company-owned or franchised), our restaurant support centers, any of our QC Centers or the facilities of our suppliers, and can adversely affect consumer spending, consumer confidence levels and supply availability and costs, any of which could materially adversely affect our results of operations.
Climate change may have an adverse impact on our business.
We operate in 51 countries globally and recognize that there are inherent climate-related risks wherever business is conducted. For example, as we noted above, the supply and price of our food ingredients can be affected by multiple factors, such as weather and water supply quality and availability, which factors may be caused by or exacerbated by climate change. While we believe our geographic diversity is likely to lessen the impact of individual climate-change related events on our financial results, our restaurants and operations may nonetheless be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires, floods and droughts. Such events have the potential to disrupt our and our franchisees’ operations, cause restaurant closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.
Increasingly complex laws and regulations, and any changes to law and regulations, could adversely affect our business.
We operate in an increasingly complex regulatory environment, and the cost of regulatory compliance is increasing. Our failure, or the failure of any of our franchisees, to comply with applicable U.S. and international labor, health care, food, health and safety, consumer protection, franchise, anti-bribery and corruption, competition, environmental, and other laws may result in civil and criminal liability, damages, fines and penalties. Enforcement of existing laws and regulations, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results, and our franchisees. Increased regulatory scrutiny of food matters, online advertising, product marketing claims, mandatory fees, employment-related matters, and increased litigation and enforcement actions may result in increased compliance and legal costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business and franchisees. For example, some state and local governments have implemented laws and ordinances that restrict the sale of certain food and drink products, the type of packaging and utensils that may be used, or the manner in which mandatory fees are disclosed to consumers. In addition, the new administration has discussed imposing changes in regulation and enforcement by certain government agencies; changes in taxation; and shifts in international relations, immigration, and trade policy, including an increase in the use of tariffs, which has resulted in threatened retaliatory tariffs by other countries. We cannot predict the timing or impact, if any, of any such actions if taken.
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
There also has been increased stakeholder focus, including by US and foreign governmental authorities, investors, media and non-governmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs and those of our franchisees, and necessitate future investments in facilities and equipment. These risks also include the increased pressure to make or eliminate commitments or additional goals which could expose us and our franchisees to market, operational, execution and reputational costs or risks. These initiatives or goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of any disclosure.
In addition to the changing political environment regarding corporate responsibility matters, a variety of third-party organizations and institutional investors evaluate the stance and performance of companies on corporate responsibility topics, and the results of these assessments are widely publicized. The changing political environment, rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations.
Disruptions to our critical business or information technology systems could harm our ability to compete and conduct our business.
Our critical business and information technology systems have in the past and could in the future be damaged or interrupted by events, including power loss, various technological failures, user errors, cyber-attacks, ransomware sabotage, infrastructure transformation efforts, or acts of God. In particular, the Company and our franchisees have experienced occasional interruptions of our digital ordering solutions, which make online ordering unavailable or slow to respond, negatively impacting sales and the experience of our customers. If our digital ordering solutions do not perform with adequate speed and security, our customers may be less inclined to use our digital ordering solutions.
Part of our technology infrastructure, such as our Domestic point-of-sale system, is specifically designed for us and our operational systems. Infrastructure upgrades or prolonged and widespread technological difficulties related to our technology infrastructure may occur and may result in unexpected costs, delays or efficiencies. Significant portions of our technology infrastructure, particularly in our digital ordering solutions, are provided by third parties, and the performance of these systems is largely beyond our control. Occasionally, we have experienced or could experience temporary disruptions in our business due to third-party systems failing to adequately perform. Failure to manage future failures of these systems could harm our business and the satisfaction of our customers. Such third-party systems could be disrupted through a variety of means, such as system failure, contractual dispute, or a cybersecurity incident. While we may be entitled to damages if our third-party service providers fail to satisfy their obligations us us, any award may be insufficient to cover out damages, or we may be unable to recover such award. In addition, we may not have or be able to obtain adequate protection or insurance to mitigate the risks of these events or compensate for losses related to these events, which could damage our business and reputation and be expensive and difficult to remedy or repair.
Failure to maintain the integrity of internal or customer data could result in damage to our reputation, loss of sales, and/or subject us to litigation, penalties or significant costs.
We are subject to a number of privacy and data protection laws and regulations. We collect and retain large volumes of internal and customer data, including credit card data and other personally identifiable information of our employees and customers housed in the various information systems we use. Constantly changing information security threats, particularly persistent cybersecurity threats, pose risks to the security of our systems and networks, and the confidentiality, availability and integrity of our data and the availability and integrity of our critical business functions. Threats could include the theft of our intellectual property, trade secrets, personally identifiable information, or sensitive financial information. As techniques used in cyber-attacks evolve, including but not limited to the potential use of artificial intelligence in such attacks, we may not be able to timely detect threats or anticipate and implement adequate security measures. The integrity and protection of the customer, employee, franchisee and Company data are critical to us. Our information technology systems and databases, and those provided by our third-party vendors, including international vendors, have been and will continue to be subject to computer viruses, malware attacks, unauthorized user attempts, social engineering (e.g. phishing) and denial of service and other unintentional intrusions or malicious cyber-attacks. We have instituted controls, including cybersecurity governance controls that are intended to protect our information systems, our point-of-sale systems, our information technology systems and networks. We have designed our cybersecurity program to adhere to payment card industry data security standards and we limit third party access for vendors that require access to our restaurant networks. However, we cannot control or prevent every cybersecurity risk. The failure to prevent fraud or cybersecurity incidents or to adequately invest in data security could harm our business and revenues due to the reputational damage to our brand. Such an incident could also result in litigation, regulatory actions, investigations, or penalties, increased regulatory scrutiny, a delay in our ability to report financial results, and other significant costs to us and have a material adverse effect on our financial results. These costs could be significant and well in excess of, or not covered by, our cyber insurance coverage. Also, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance coverage in amounts and on terms we view as adequate for our business in the future. Significant costs could be required to investigate security incidents, remedy cybersecurity issues, recover lost data, prevent future cybersecurity incidents and adapt systems and practices to react to the changing cyber environment. These may include costs associated with notifying affected individuals and regulators, assessing and implementing additional security technologies, training, personnel, and experts. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred, including by requiring significant attention from management or the Board or interfering with the pursuit of other important business strategies and initiatives, and may not meaningfully limit the success of future cyber-attacks or cybersecurity incidents. Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party vendors can also adversely impact our brand and reputation and materially impact our business. The interpretation and application of cybersecurity and data protection laws and regulations are often uncertain and evolving. As a result, there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may be unable to protect our information technology systems upon which we rely. Additionally, the techniques and sophistication used to conduct cyber-attacks and compromise information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate.
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

We have been and may be subject to impairment charges.
We have taken impairment charges in the past and further impairment charges are possible due to the nature and timing of decisions we make about underperforming assets or markets, or if previously opened or acquired restaurants perform below our expectations. This could result in a decrease in our reported asset value and reduction in our net income.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Papa Johns’ cybersecurity program includes a defense-in-depth model that utilizes a variety of techniques and tools for protecting against, detecting, responding to and recovering from cybersecurity incidents. Our cybersecurity program is designed to prioritize detection, analysis and response to known and anticipated cyber threats, effective management of cyber risks, and resilience against cybersecurity incidents. Our program leverages industry frameworks, including the Payment Card Industry (PCI) Standards and the Center for Internet Security (CIS) security framework.
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
The Audit Committee provides oversight of our cybersecurity program, which includes annual and periodic reviews of our cybersecurity program and cybersecurity risks. As part of its oversight responsibility, and pursuant to its charter, the Audit Committee reviews with management and reports to the full Board with respect to significant cybersecurity matters and risks and management’s actions to monitor and address identified issues. The Internal Audit team also meets periodically with the VP, Information Security and Compliance officer along with key IT leadership to discuss open cyber or data security risks. This effort is to help ensure items of risk are addressed and resolved in a timely manner. The Audit Committee receives updates from the Company’s recently appointed Chief Digital and Technology Officer (“CDTO”), VP, Information Security and Compliance, and/or members of our executive leadership team. Management also reports to the full Board at least annually regarding a comprehensive overview and status of the Company’s information security program. The Audit Committee is also apprised of cybersecurity incidents consistent with the provisions of our recently enhanced cybersecurity incident response plan (“IRP”) pertaining to escalation of more significant cybersecurity incidents.
Management Governance
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Cyber Oversight Group, led by our CDTO and VP, Information Security and Compliance. Our CDTO has decades of experience as Chief Technology Officer with multiple companies, and significant expertise in enterprise architecture, engineering, analytics and digital technology. In addition, our VP, Information Security and Compliance has over 20 years of experience as a Chief Information Security Officer in multiple industries and has received Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC) certifications. Our CDTO and VP, Information Security and Compliance are responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, and response to cybersecurity threats and incidents and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats.
Members of our Cyber Oversight Group also include our Chief Executive Officer, Chief Financial Officer, Chief Legal and Risk Officer, Senior Director of Internal Audit, VP of International Technology, and technology and data privacy in-house counsel. The Cyber Oversight Group is also tasked with reporting to the Audit Committee on cybersecurity risk management strategies, as well as any significant cybersecurity incidents that may occur. In addition, the Cyber Oversight Group meets at least four times per year, or with greater frequency as necessary, to, without limitation:
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
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Our Cyber Oversight Group utilizes the IRP to: (1) prepare for and protect against cybersecurity incidents; (2) identify and analyze cybersecurity incidents; and (3) contain, eradicate, and help ensure appropriate reporting of cybersecurity events in accordance with our regulatory obligations. In the event of a cybersecurity incident, the IRP provides a framework to coordinate the response. The IRP also addresses escalation protocols to senior management responsibility with respect to disclosure determinations and provides for Audit Committee and Board briefings as appropriate. We also manage threats to our systems originating or associated with third party service providers by integrating cybersecurity requirements and other related obligations into various contracts. We also utilize vendor intake evaluations, ongoing cyber risk monitoring of our critical technology vendors, and and other risk management strategies to evaluate and help mitigate risk associated with our third party service providers. Vulnerabilities and risks identified for our third-party vendors are handled through ongoing scanning and reviews.
We employ a variety of measures to prepare for and protect against, detect, and contain and eradicate cybersecurity incidents and threats. The preparatory and protective measures we have in place include, without limitation, password protection, multi-factor authentication, internal and external penetration testing, maturity assessments, industry benchmarking, and annual cybersecurity awareness trainings for our employees as well as social engineering awareness simulations. The security operations program includes an outsourced managed security detection and response service, augmenting the internal security staff with additional third-party dedicated staff and an expert security advisor. Our IRP sets forth the process we follow to investigate a potential or confirmed cybersecurity incident and contain it as well as to assess disclosure obligations and address remediation, eradication, and recovery, with such efforts dependent upon on the nature of the cybersecurity incident. We have relationships with a number of well-established third-party service providers to assist with cybersecurity incident response, containment and remediation efforts. We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity incidents that impact our own systems, networks, and technology. While we maintain a robust cybersecurity program, the techniques used to attack or impact information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”
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
Item 2. Properties
As of December 29, 2024, there were 6,030 Papa Johns restaurants worldwide. The following tables provide the locations of our restaurants. We define “North America” as the United States and Canada and “Domestic” as the contiguous United States.

North America Restaurants:

	Company (a)	Franchised	Total
Alabama	3	90	93
Alaska	—	10	10
Arizona	—	66	66
Arkansas	—	28	28
California	—	170	170
Colorado	—	49	49
Connecticut	—	5	5
Delaware	—	15	15
District of Columbia	—	10	10
Florida	45	264	309
Georgia	97	108	205
Hawaii	—	18	18
Idaho	—	13	13
Illinois	8	78	86
Indiana	48	91	139
Iowa	—	25	25
Kansas	17	21	38
Kentucky	39	71	110
Louisiana	—	59	59
Maine	—	4	4
Maryland	59	41	100
Massachusetts	—	8	8
Michigan	—	31	31
Minnesota	—	38	38
Mississippi	—	33	33
Missouri	44	28	72
Montana	—	9	9
Nebraska	—	14	14
Nevada	—	24	24
New Hampshire	—	3	3
New Jersey	—	58	58
New Mexico	—	17	17
New York	—	92	92
North Carolina	105	82	187
North Dakota	—	10	10
Ohio	—	170	170
Oklahoma	—	37	37
Oregon	—	15	15
Pennsylvania	—	93	93
Rhode Island	—	3	3
South Carolina	9	75	84
South Dakota	—	11	11
Tennessee	39	79	118
Texas	—	313	313
Utah	—	32	32
Virginia	26	121	147
Washington	—	49	49
West Virginia	—	24	24
Wisconsin	—	36	36
Wyoming	—	11	11
Total U.S. Papa John’s Restaurants	539	2,752	3,291
Canada	—	223	223
Total North America Papa John’s Restaurants	539	2,975	3,514
______________________________
(a)    Company-owned Papa John’s restaurants include restaurants owned by majority-owned subsidiaries. There were 98 such restaurants at December 29, 2024 (59 in Maryland, 26 in Virginia, and 13 in Georgia).

International Restaurants:

	Company	Franchised	Total
Azerbaijan	—	18	18
Bahrain	—	22	22
Bolivia	—	5	5
Bulgaria	—	2	2
Cambodia	—	7	7
Chile	—	158	158
China	—	320	320
Colombia	—	61	61
Costa Rica	—	63	63
Cyprus	—	12	12
Dominican Republic	—	23	23
Ecuador	—	31	31
Egypt	—	73	73
El Salvador	—	43	43
Germany	—	14	14
Guam	—	2	2
Guatemala	—	40	40
Guyana	—	1	1
Honduras	—	16	16
Ireland	—	91	91
Israel	—	38	38
Jordan	—	5	5
Kazakhstan	—	16	16
Kenya	—	7	7
Kuwait	—	41	41
Kyrgyzstan	—	3	3
Mexico	—	47	47
Morocco	—	9	9
Netherlands	—	16	16
Nicaragua	—	4	4
Oman	—	29	29
Pakistan	—	29	29
Panama	—	35	35
Peru	—	70	70
Philippines	—	7	7
Poland	—	13	13
Portugal	—	5	5
Puerto Rico	—	26	26
Qatar	—	54	54
Saudi Arabia	—	42	42
South Korea	—	266	266
Spain	—	95	95
Trinidad	—	9	9
Tunisia	—	13	13
Turkey	—	54	54
United Arab Emirates	—	92	92
United Kingdom	13	444	457
Uzbekistan	—	16	16
Venezuela	—	16	16
Total International Papa John’s Restaurants	13	2,503	2,516
Most Papa John’s Company-owned restaurants are located in leased space. The initial term of most Domestic restaurant leases is five years with most leases providing for one or more options to renew for at least one additional term. Generally, the leases are triple net leases, which require us to pay all or a portion of the cost of insurance, taxes and utilities. As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are also contingently liable for payment of approximately 81 Domestic leases.
Our restaurant support center in Atlanta, Georgia, is located in a leased space. 11 of our 12 North America QC Centers are located in leased spaces, with the remaining QC Center located in a building we own. Our restaurant support center located in Louisville, Kentucky is in a building owned by us. We also maintain a Company-owned office and a full-service QC Center outside of London, UK, where our International operations are managed.
At December 29, 2024, we leased and subleased approximately 350 Papa John’s restaurant sites to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years, many of which have an early break-lease provision. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. See “Note 3. Leases” of “Notes to Consolidated Financial Statements” for additional information.
Item 3. Legal Proceedings
The information contained in “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” is incorporated by reference herein.
Item 4. Mine Safety Disclosures
None.

Information About Our Executive Officers
Set forth below are the current executive officers of Papa John’s:

Name	Age[1]	Position	First Elected Executive Officer
Todd A. Penegor	59	President and Chief Executive Officer	2024
Ravi Thanawala	40	Chief Financial Officer and EVP, International	2023
Caroline M. Oyler	59	Chief Legal and Risk Officer and Corporate Secretary	2018
Joseph Sieve	51	Chief Restaurant and Development Officer	2024
Todd A. Penegor was appointed as President and Chief Executive Officer in August 2024 with 20 years of experience in the restaurant and consumer goods industries. He was also appointed to the Board of Directors. Mr. Penegor joined Papa Johns from The Wendy’s Company, where he served as President and CEO from May 2016 to February 2024 and Chief Financial Officer from September 2013 to May 2016, among other executive leadership roles. During his tenure as President and CEO of Wendy’s, the company achieved substantial growth in sales, earnings and new restaurant counts, including the expansion of Wendy’s footprint to more than 7,000 restaurants worldwide and the 12th consecutive year of same-restaurant sales growth. Prior to Wendy’s, Mr. Penegor held several leadership roles at Kellogg Company, including Vice President of Kellogg and President of U.S. Snacks. Prior to Kellogg, Mr. Penegor worked at Ford Motor Company in various capacities within the Company’s finance organization supporting mergers and acquisitions, global joint ventures and treasury.
Ravi Thanawala was appointed Chief Financial Officer in July 2023 and served as the Company’s interim Chief Executive Officer, in addition to his role as Chief Financial Officer, from March 2024 to August 2024. He joined Papa Johns from Nike, Inc., where he served as Chief Financial Officer of Nike North America. During his seven years at Nike, Inc., Mr. Thanawala also served as the Global VP and CFO of the Converse brand, which included working within a franchise model that comprised most of the brand’s international business. In addition, he was the Global VP of Retail Excellence, overseeing the brand’s performance across its business channels of franchises, licenses, direct to consumer and wholesale during a time of digital transformation for the business. Prior to Nike, Inc., Mr. Thanawala spent eight years at ANN INC. with progressively increasing responsibilities in finance and operations. He served in the finance leadership role for LOFT; led ANN INC’s Asia operations, global logistics and international trade based in Hong Kong; and eventually became CFO of the ANN INC. business, a subsidiary of Ascena Retail Group, Inc.
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
Joe Sieve was appointed Chief Restaurant and Development Officer in September 2024 after serving as the Company’s Chief Restaurant Officer since May 2022. Mr. Sieve joined Papa Johns from Inspire Brands where he served as Vice President of Franchise Development since June 2016. Prior to Inspire, Mr. Sieve worked at Domino’s Pizza, Inc. first as Director of Strategic Market Growth from May 2010 to January 2014 and later as a franchise owner with a portfolio of 58 Domino’s restaurants from January 2014 to June 2016. With more than 25 years in the food service industry, Mr. Sieve began his career as a multi-unit franchisee of Goodcents Deli Fresh Subs and La Salsa Fresh Mexican Grill.
There are no family relationships between any of the directors or executive officers of the Company.
1 Ages are as of January 1, 2025

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The Nasdaq Global Select Market tier of The Nasdaq Stock Market under the symbol “PZZA.” As of February 21, 2025, there were 1,384 record holders of our common stock. However, there are significantly more beneficial owners of our common stock than there are record holders.
On January 24, 2025, our Board of Directors declared a first quarter 2025 dividend of $0.46 per common share. The dividend was paid on February 21, 2025 to stockholders of record as of the close of business on February 10, 2025.
We anticipate continuing the payment of a quarterly cash dividend. The actual amount of such dividends is subject to declaration by our Board of Directors and will depend upon future earnings, results of operations, capital requirements, our financial condition, contractual restrictions, including the terms of the agreements governing our debt and any future indebtedness we may incur and other relevant factors. There can be no assurance that the Company will continue to pay quarterly cash dividends at the current rate or at all.
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity in fiscal 2024, and we did not repurchase any shares subsequent to December 29, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of February 21, 2025.
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

Stock Performance Graph
The following performance graph compares the cumulative shareholder return of the Company’s common stock for the five-year period between December 29, 2019 and December 29, 2024 to (i) the Nasdaq U.S. Benchmark TR Index and (ii) a group of the Company’s peers consisting of U.S. companies listed on Nasdaq with standard industry classification (SIC) codes 5800-5899 (eating and drinking places). Management believes the companies included in this peer group appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. The graph assumes the value of hypothetical investments in the Company’s common stock and in each index was $100 on December 29, 2019, and that all dividends were reinvested on the day of issuance. The returns shown are based on historical results and are not intended to suggest future performance.
Comparison of Cumulative 5-Year Total Shareholder Return
Stock Price Plus Reinvested Dividends

400
300
200
100
0
Dec 29, 2019
Dec 27, 2020
Dec 26, 2021
Dec 25, 2022
Dec 31, 2023
Dec 29, 2024

Papa Johns International, Inc. NASDAQ U.S. Benchmark TR Index NASDAQ Stocks (SIC 5800-5899 U.S. Companies) Eating and Drinking
	Dec. 27, 2020	Dec. 26, 2021	Dec. 25, 2022	Dec. 31, 2023	Dec. 29, 2024
Papa John’s International, Inc.	$137.38	$210.18	$135.32	$125.66	$67.42
NASDAQ U.S. Benchmark, TR Index	$119.87	$151.24	$122.31	$154.55	$195.23
NASDAQ Stocks - Eating and Drinking	$117.19	$132.05	$117.13	$122.37	$120.60

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data and the Risk Factors set forth in Item 1A. Risk Factors.
This section of this Annual Report on Form 10-K generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between the years ended December 29, 2024 and December 31, 2023. Discussion of 2022 items and year-to-year comparisons between the years ended December 31, 2023 and December 25, 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented consist of 52 weeks except for the 2023 fiscal year, which consisted of 53 weeks.
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) began operations in 1984. At December 29, 2024, there were 6,030 Papa Johns restaurants in operation, consisting of 552 Company-owned and 5,478 franchised restaurants. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties and sales of franchise and development rights. Additionally, we generate revenue from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom, contributions received by Papa John’s Marketing Fund, Inc. (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa Johns system.
Recent Developments and Trends

In 2024, the Company focused on strategic transformation priorities and building a foundation for long term success, while navigating a challenging macroeconomic environment. We continue to put our efforts and investments towards initiatives that improve our price/value perception and improve our digital and loyalty experience to increase conversion and reduce friction within the customer experience. Several key areas of focus include:
•Marketing strategy: In 2024 we activated a new marketing strategy that increased the PJMF contribution rate and made local marketing optional for franchisees, which became effective in the second quarter. This strategy shift was intended to increase the productivity of franchisees’ marketing contributions by leveraging the scale that national investments deliver. Additionally, in the first half of 2024 we launched a new brand campaign “Better Get You Some” that was part of our deepened commitment to, and investment in, our new marketing strategy. Our 2024 investments focused on improving audience segmentation, building consumer loyalty and driving cultural relevance. We also evolved our messaging and promotions to showcase our BETTER INGREDIENTS. BETTER PIZZA. at appropriately-valued price points to improve our overall value perception. We believe if we maintain an appropriate balance of value offerings and premium products, it will lead to improving sales trends over time. In 2025, we anticipate spending up to an additional $25 million in marketing investments, including investments in our customer relationship management platform and our loyalty program, when compared with 2024. This incremental spend will focus on ensuring a strong presence nationally as well as in key regional and local markets while leveraging our data to create more personalized offers for our customers.
•Digital and loyalty strategy: Most of our sales occur through digital channels and we are actively identifying opportunities for customers to more quickly access information, streamline the ordering journey and improve the overall user experience. In 2024, we focused on enhancing our mobile applications and website to improve call to actions and navigation, elevate imagery and more prominently feature our loyalty rewards program. In the fourth quarter, we also updated our loyalty program to allow members to unlock redeemable rewards in the form of “Papa Dough” faster, activating our members at higher rates to help drive transactions and frequency. We believe that converting points to Papa Dough in smaller increments to members can unlock rewards faster for more immediate customer gratification. In 2025, we will continue evolving our loyalty and digital experiences as they must be flexible and easy to understand to create strong, emotionally connected consumer engagement that seamlessly integrates with our creative, paid, earned and owned messaging.

•Domestic commissary growth strategy: We are evolving our commissary business to drive profitable growth and overall supply chain productivity that provides cost savings and incremental profit for the system. Effective in the first quarter of 2024, we increased the fixed operating margin that Domestic QC Centers charge by 100 basis points, and we will continue to increase the margin by the same increment in each of the next three years, moving from 4% in 2023 to 8% in 2027. The increase to the fixed operating margin benefited North America Commissary revenue and operating income in 2024. To mitigate this cost for franchisees, we have offered new opportunities for franchisees to earn annual incentive-based rebates as they increase volume and open new restaurants. Franchisees who increase case-volume purchases at the highest volume growth could realize target market rates lower than the prior 4% rate. Additionally, we expect the incremental volume driven by increased marketing and additional development will reduce the shared supply chain costs across the system over time. Lastly, we will be focused on driving continued productivity throughout the supply chain through improved operations and supplier relationships.
•Development strategy: Development is a key long-term growth driver as we believe there is significant opportunity to offer our quality product to more customers globally and domestically. In 2024, we expanded our global footprint by 2.1%, with 124 net new units comprised of 81 net unit openings in North America and 43 net unit openings in International markets.
To pursue the opportunities we have identified in the United States and accelerate development, we introduced a new development incentive intended to deliver higher restaurant-level profit margins for new restaurants opened in 2024 through a waiver of PJMF contributions during the first five years of operations. We are also offering a three-year waiver of PJMF contributions for new restaurants opened in 2025. This incentive is intended to improve profitability for franchisees, add scale in key markets and attract growth-driven franchisees.
International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position certain international markets, including the United Kingdom, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $30 million to $35 million (inclusive of the $29.5 million incurred through December 29, 2024), the remainder of which we expect to be recognized in 2025. See “Note 16. Restructuring” of “Notes to Consolidated Financial Statements” for additional details.
During 2024, the Company made significant progress in executing the International Transformation Plan:
•We evaluated and optimized our restaurant portfolio in the UK, which resulted in the closure of 43 underperforming UK Company-owned restaurants and 30 franchised locations. We also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees and continue to operate 13 Company-owned restaurants in the UK. We have completed substantially all of the strategic restaurant closures in the UK market and the Company’s efforts have turned towards growth opportunities and mitigating closure-related costs as we complete the optimization of the portfolio. We expect to complete the remaining aspects of the UK optimization plan during 2025.
•As a result of these actions, we saw year-over-year improvement in the profitability of the UK market in the third and fourth quarters, and we continue to optimize the region through exiting leases and other contracts as well as transforming our operations to increase efficiency and effectiveness.
•We established hubs for our key regions – APAC (Asia Pacific), EMEA (Europe, Middle East and Africa), and Latin America. These regional hubs are led by experienced General Managers and their teams that partner with franchisees to drive franchisee performance in their markets. These teams help align global best practices in operations, marketing and technology with local preferences to accomplish our long-term objective of increasing market share in key markets around the world.

Presentation of Financial Results
Financial Statement Updates
The Company has implemented several financial statement changes in this Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics.
The Consolidated Statements of Operations have been reconfigured to classify revenues and expenses based on the nature of the underlying activities without regard to operating segment. This reconfiguration and the resulting reclassifications did not change previously reported Total revenues, Total costs and expenses, Operating income or Net income for any period. The Consolidated Statements of Cash Flows include reclassifications to a new line item that include the net operating cash flows of the consolidated advertising funds. The reclassifications did not change Net cash provided by operating activities, Net cash used in investing activities or Net cash used in financing activities for any period. Presentation changes to the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the years ended December 31, 2023 and December 25, 2022 have been reclassified for consistency with the current year presentation.
Additionally, during the year ended December 29, 2024, the Company updated its internal cost allocation methodology to better reflect current levels of time and effort spent managing our different segments. These updates resulted in a higher allocation of previously unallocated corporate expenses to primarily the North America franchising and International segments. This update in methodology does not impact total reported expenses, and has been implemented prospectively beginning with the year ended December 29, 2024. The comparative information has not been restated.
Critical Accounting Policies and Estimates
The results of operations are based on our Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of Consolidated Financial Statements requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements. A number of our significant accounting policies involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. On an ongoing basis, our management evaluates its estimates, including those related to insurance reserves, long-lived assets, the allowance for credit losses on franchisee notes receivable, and income taxes. Actual results may differ from those estimates, and significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. The Company’s significant accounting policies, including recently issued accounting pronouncements, are also described in “Note 2. Significant Accounting Policies” of “Notes to Consolidated Financial Statements.”
We believe that our most critical accounting estimates are:
Insurance Reserves
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage are funded by the Company up to certain retention levels ranging up to $0.8 million. We record the liability for losses based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our historical claims loss experience.
As of December 29, 2024, our insurance reserves were $65.7 million compared to $56.8 million at December 31, 2023. Reserves are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Our insurance reserves primarily relate to auto liability and workers’ compensation claims and include the gross up of claims above our retention levels, with a corresponding receivable of $45.2 million and $34.5 million as of December 29, 2024 and December 31, 2023, respectively, recorded in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. The insurance reserves represent the mid-point of the range as determined by our actuarial analysis, which considered various actuarial valuation methodologies. The determination of the recorded insurance reserves is complex due to the actuarial valuation methods utilized in determining the reserve and the assumptions related to the loss development factors and loss trends.

Property and Equipment, Net and Impairment of Long-Lived Assets
We record property and equipment at its historical cost, which includes all costs necessarily incurred to bring the asset to the condition and location necessary for its intended use. Purchases of property and equipment were $72.5 million in 2024, $76.6 million in 2023, and $78.4 million in 2022. Property and equipment are depreciated on a straight-line basis over their useful lives, which are based on management’s estimates of the period over which the assets provide a benefit to the Company. The useful lives are estimated based on historical experience with similar assets as well as other information regarding condition and utility of the assets. Our asset useful lives are generally five to ten years for restaurant, commissary, and other equipment, twenty to forty years for buildings and improvements, and five years for technology and capitalized software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective lease, including the first renewal period (generally five to ten years). Depreciation expense was $59.6 million in 2024, $54.3 million in 2023 and $45.6 million in 2022.
We evaluate property and equipment and other long-lived assets (primarily right-of-use operating lease assets) for potential indicators of impairment at least annually, or as facts and circumstances indicate that the carrying value of the asset may not be recoverable. We perform these assessments at the operating market level for Domestic restaurants and at the restaurant level for our UK Company-owned restaurants, as this represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If we determine there are indicators of impairment, we compare the net carrying value of the asset group to the projected undiscounted cash flows to be generated from the use of the asset group. If the carrying amount of the long-lived asset group exceeds the amount of estimated future undiscounted cash flows, then we estimate the fair value of the asset group and record an impairment loss if the carrying value exceeds fair value. If indicators of impairment are present, calculating projected undiscounted cash flows requires management to make assumptions and estimates for factors that include future comparable sales growth and gross margin based on internal projections as well as the historical performance of the market or individual restaurant and whether that is an indicator of future performance. These assumptions for future growth are subjective and may be negatively impacted by future changes in operating performance or economic conditions. We recorded impairment losses of $11.7 million in 2024, primarily consisting of property and equipment and lease asset impairment, related to the closure of 43 UK Company-owned restaurants and 30 UK franchised restaurants as well as five UK Company-owned restaurants where the carrying value of the asset group was not deemed to be recoverable. We also incurred impairment losses of $5.5 million during 2024 in connection with the refranchising of 15 Domestic Company-owned restaurants. During 2022, we recognized lease impairment charges of $0.9 million related to the termination of a specific and significant franchisee in the UK. We did not record any impairment losses on property and equipment during 2023.
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
Franchisee notes receivable was $29.0 million with an allowance for credit losses of $15.2 million as of December 29, 2024 compared to $33.6 million with an allowance for credit losses of $16.1 million as of December 31, 2023. See “Note 10. Allowance for Credit Losses” of “Notes to Consolidated Financial Statements” for further information.
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
Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize and were $44.5 million and $37.6 million as of December 29, 2024 and December 31, 2023, respectively. The determination as to whether a deferred tax asset will be realized is based on the evaluation of historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis.
Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures.
In the event the Company is unable to generate future taxable income, there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate. We estimate that a one percent change in the effective income tax rate would impact the 2024 income tax expense by $1.1 million. See “Note 17. Income Taxes” of “Notes to Consolidated Financial Statements” for additional information.
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
We believe Domestic Company-owned, North America franchised, and International comparable sales and comparable sales growth (decline) and Global system-wide restaurant sales and sales growth information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Comparable sales growth (decline) and Global system-wide restaurant sales information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of Global system-wide restaurant sales growth, excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Year Ended
Amounts below exclude the impact of foreign currency	December 29, 2024	December 31, 2023
Comparable sales growth (decline) (a):
Domestic Company-owned restaurants	(4.9)%	3.4%
North America franchised restaurants	(3.5)%	0.1%
North America restaurants	(3.8)%	0.8%
International restaurants	(0.8)%	(3.1)%
Total comparable sales growth (decline)	(3.1)%	(0.1)%
System-wide restaurant sales growth (decline) (b):
Domestic Company-owned restaurants	(4.7)%	6.7%
North America franchised restaurants	(4.1)%	3.6%
North America restaurants	(4.2)%	4.1%
International restaurants	0.4%	7.7%
Total global system-wide restaurant sales growth (decline)	(3.1)%	5.0%
______________________________
(a)    Comparable sales growth (decline) includes a 52 week comparison for fiscal year 2024 to fiscal year 2023.
(b)    System-wide restaurant sales growth (decline) includes 53 weeks in fiscal year 2023.

Restaurant Progression	Year Ended
	December 29, 2024	December 31, 2023
North America Company-owned:
Beginning of period	531	522
Opened	22	5
Closed	—	(2)
Acquired	1	10
Refranchised	(15)	(4)
End of period	539	531
North America franchised:
Beginning of period	2,902	2,854
Opened	90	87
Closed	(31)	(33)
Sold	(1)	(10)
Refranchised	15	4
End of period	2,975	2,902
International Company-owned
Beginning of period	117	—
Acquired	—	118
Closed	(43)	—
Refranchised	(61)	(1)
End of period	13	117
International franchised:
Beginning of period	2,356	2,322
Opened	198	234
Closed	(112)	(83)
Sold	—	(118)
Refranchised	61	1
End of period	2,503	2,356
Total restaurants – end of period	6,030	5,906

Full year net restaurant growth	124	208

Fiscal Year
Our fiscal year ends on the last Sunday in December of each year. All fiscal years presented in the accompanying Consolidated Financial Statements consist of 52 weeks except for the 2023 fiscal year, which consisted of 53 weeks.

Results of Operations
Financial Statement Updates
As noted above in “Presentation of Financial Results,” the Company has implemented changes to the presentation and classification of its financial statements in this Form 10-K. Please see the “Presentation of Financial Results” section for details on the changes.
Revenues
The following table sets forth the various components of Revenues from the Consolidated Statements of Operations.

(Dollars in thousands)	December 29, 2024	December 31, 2023	Increase (Decrease)
Revenues:
Company-owned restaurant sales	$724,666	$760,825	(4.8)%
Franchise royalties and fees	187,032	194,987	(4.1)%
Commissary revenues	899,664	924,648	(2.7)%
Other revenues	83,682	98,037	(14.6)%
Advertising funds revenue	164,343	157,216	4.5%
Total revenues	$2,059,387	$2,135,713	(3.6)%
The comparability of 2024 results and 2023 results is impacted by the following:
•Results for the year ended December 29, 2024 are not directly comparable with the results for the year ended December 31, 2023, as year-over-year comparisons are affected by an additional week of operations in the fourth quarter of 2023 due to the 53-week fiscal year in 2023. The estimated impact of the Company’s 53rd week on 2023 results has been highlighted in the discussion below to enhance comparability between the periods.
•The acquisition of 118 formerly franchised restaurants in the UK in the second and third quarters of 2023 (the “UK franchisee acquisitions”), and the subsequent closure of 43 and refranchising of 60 of these restaurants during the second and third quarters of 2024 impacts the comparability of revenues and expenses from the International segment for 2023 and 2024. After prior disposals of two mobile restaurants, the Company operated 13 UK Company-owned restaurants subsequent to July 1, 2024. See “Note 24. Acquisitions” and “Note 16. Restructuring” of the “Notes to Consolidated Financial Statements” for additional information on these transactions.
Total revenues decreased $76.3 million, or 3.6% to $2.06 billion for the year ended December 29, 2024, as compared to the prior year. Revenues for the 53rd week of operations in 2023 contributed approximately $41 million to prior year total revenues. Excluding the impact of the additional week in 2023, Total revenues decreased approximately $35 million, or 1.7%.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants, decreased $36.2 million, or 4.8% for the year ended December 29, 2024 compared to the prior year. The benefit of the 53rd week of operations in 2023 was approximately $15 million. Excluding the impact of the additional week in 2023, Company-owned restaurant sales would have decreased approximately $21 million. This decrease was primarily due to a decrease in comparable sales of 4.9% for our Domestic Company-owned restaurants that was partially offset by approximately $5 million of additional deferred revenue recognized during 2024 related to lowering the redemption thresholds for our Papa Rewards program, which allowed consumers to redeem rewards more quickly. Additionally, Domestic equivalent units grew 3.4% for the year ended December 29, 2024.
Franchise royalties and fees, which include revenues generated from both North American and International franchisees, decreased $8.0 million, or 4.1% for the year ended December 29, 2024 compared to the prior year. The benefit of the 53rd week of operations in 2023 was approximately $3 million. Excluding the additional week, Franchise royalties and fees would have decreased approximately $5 million. The decrease was primarily due to declines in North America franchised and International comparable sales of 3.5% and 0.8%, respectively. This was partially offset by North America equivalent unit growth of 4.6% and fewer royalty waivers in 2024 as compared to 2023.

North America franchise restaurant sales, excluding the impact of foreign currency fluctuations, decreased 4.1% to $2.97 billion for the year ended December 29, 2024 compared to the prior year. The benefit of the 53rd week of operations in 2023 was approximately $65 million. Excluding the impact of the additional week in 2023 and foreign currency fluctuations, North America franchise restaurant sales decreased 2.0%. North America franchise restaurant sales are not included in Company revenues; however, our franchise royalties and fees are derived from these sales.
International franchise restaurant sales decreased $22.7 million to $1.16 billion for the year ended December 29, 2024 compared to $1.19 billion for the prior year. The benefit of the 53rd week of operations in 2023 was approximately $25 million. As mentioned above, the UK franchisee acquisitions in 2023 and the UK restaurant closures and refranchising transactions in the second and third quarters of 2024 impacted the comparability of International franchise sales earned in each period. Excluding the impact of the UK franchisee acquisitions, the additional week, and foreign currency fluctuations, International franchise restaurant sales increased $41.4 million or 3.6% for the year ended December 29, 2024. International franchise restaurant sales are not included in Company revenues; however, our franchise royalties and fees are derived from these sales.
Commissary revenues, which includes sales from our North American and International QC Centers, decreased $25.0 million or 2.7% for the year ended December 29, 2024 compared to the prior year. The benefit from the 53rd week of operations in 2023 was approximately $20 million. Excluding the impact of the additional week in 2023, Commissary revenues decreased approximately $5 million for the year ended December 29, 2024. The decline in Commissary revenues was primarily a result of lower volumes. This was partially offset by the previously-disclosed increase to the fixed operating margin charged by Domestic QC Centers that took effect during the first quarter of 2024.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business and our previously wholly-owned print and promotions subsidiary, decreased $14.4 million, or 14.6% in 2024. The benefit of the 53rd week of operations in 2023 was approximately $1 million. Excluding the impact of the additional week in 2023, Other revenues would have decreased by approximately $13 million, as our 2023 results included $16.1 million of revenues from Preferred Marketing, our previously wholly-owned print and promotions subsidiary which was sold in the fourth quarter of 2023. See “Note 22. Divestitures” of “Notes to Consolidated Financial Statements” for additional information. This was partially offset by higher revenues generated from technology services due to an increase in the technology fee charged to franchisees during the second half of 2024.
Advertising funds revenue, which includes the operations of PJMF, local marketing funds and International marketing funds, increased $7.1 million or 4.5% in 2024. Beginning with the second quarter of 2024, PJMF increased its contribution percentage, while local marketing was made optional. The change in mix to our marketing contributions, along with more franchised locations during 2024, increased Advertising funds revenue in 2024 by approximately $10.1 million. This was partially offset by a 3.5% decline in North America franchised comparable sales.
Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended
	December 29, 2024	December 31, 2023
Costs and expenses:
Cost of sales	$1,478,426	$1,558,438
General and administrative expenses	190,515	208,083
Depreciation and amortization	69,407	64,090
Advertising funds expense	164,335	157,960
Total costs and expenses	1,902,683	1,988,571
Operating income	$156,704	$147,142
Total costs and expenses were approximately $1.90 billion, or 92.4% of total revenues in 2024, as compared to $1.99 billion, or 93.1% of total revenues for the prior year. This decrease in total costs and expenses, as a percentage of revenues, was primarily due to the following:
Cost of sales consists primarily of Company-owned store and supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food and paper products, labor, freight and delivery, occupancy costs, advertising costs related to Company-owned restaurants, and insurance expense. Cost of sales was $1.48 billion in 2024, a decrease of $80.0 million, or 5.1%, from the prior year. The impact of the 53rd week of operations in 2023 was approximately $31 million. Excluding the impact of the additional week, Cost of sales would have decreased by approximately $49 million. The decrease in cost of sales primarily relates to lower volumes within our North America commissary segment as year-over-year comparable transactions were down approximately 3% for our franchisees. In addition, Cost of sales were lower in our Domestic Company-owned restaurants segment primarily relating to lower food and labor costs as comparable transactions were down approximately 4.5% year-over-year and advertising expense decreased as reduced local marketing reserves and lower spend in the first half of 2024 more than offset incremental marketing spend in the second half of 2024.
Cost of sales by segment for the years ended December 29, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	December 29, 2024	December 31, 2023	Increase (Decrease)
Domestic Company-Owned Restaurants	$611,685	$637,994	(4.1)%
International	104,138	115,499	(9.8)%
NA Commissaries	934,980	966,653	(3.3)%
Total segment cost of sales	1,650,803	1,720,146	(4.0)%
All other (a)	51,347	68,880	(25.5)%
Intersegment cost of sales	(223,724)	(230,588)	(3.0)%
Total cost of sales	$1,478,426	$1,558,438	(5.1)%
______________________________
(a)    “All other” refers to all other business units that do not meet the quantitative thresholds for determining reportable segments, which primarily includes our online and mobile ordering business and our marketing funds and are not operating segments.
General and administrative expenses (“G&A expenses”) were $190.5 million, or 9.3% of total revenues for 2024 compared to $208.1 million, or 9.7% of total revenues for the prior year. G&A expenses consisted of the following (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023
Administrative and other general expenses, net	$199,036	$198,200
Gain on sale of QC Center properties (a)	(41,289)	—
International restructuring costs (b)	27,273	2,178
Other costs (c)	5,495	3,462
UK re-positioning and acquisition-related costs (d)	—	4,243
General and administrative expenses	$190,515	$208,083
______________________________
(a)    Represents pre-tax gain on sale of Texas and Florida QC Center properties, net of transaction costs. See “Note 22. Divestitures”.
(b)    Represents costs associated with the International Transformation Plan. See “Note 16. Restructuring”.
(c)    Represents non-cash impairment and remeasurement charges related primarily to fixed and intangible assets from the refranchising of 15 Domestic Company-owned restaurants for the year ended December 29, 2024. Refer to “Note 22. Divestitures” for further details. For the year ended December 31, 2023, $2.0 million of severance and related costs associated with the transition of certain executives, $0.9 million one-time non-cash charge related to the reserve of certain accounts receivable related to the conflict in the Middle East, and $0.6 million accrual related to certain legal settlements are included.
(d)    Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
Depreciation and amortization expense was $69.4 million, or 3.4% of revenues in 2024, as compared to $64.1 million, or 3.0% of revenues for the prior year, primarily due to higher depreciation expense related to our investments in technology platforms.
Advertising funds expense was $164.3 million, or 100.0% of advertising revenues in 2024, as compared to $158.0 million, or 100.5% of advertising revenues for the prior year. Advertising funds expense is comprised primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. The increase was primarily due to higher advertising spend resulting from the previously discussed increase in contributions to the national marketing fund during 2024.
Operating Income by Segment
Operating income and Adjusted operating income are summarized in the following table on a reporting segment basis. Adjusted operating income is a non-GAAP measure. See “Non-GAAP Measures” for a reconciliation to the most comparable U.S. GAAP measure. We believe this non-GAAP measure is important for comparability purposes.

(In thousands)	Year Ended December 29, 2024			Year Ended December 31, 2023
	US GAAP	(a) Adjustments	Adjusted	US GAAP	(a) Adjustments	Adjusted	US GAAP Increase (Decrease)	Adjusted Increase (Decrease)
Domestic Company-owned restaurants	$19,174	$5,495	$24,669	$33,470	$—	$33,470	$(14,296)	$(8,801)
North America franchising	108,177	—	108,177	133,800	—	133,800	(25,623)	(25,623)
North America commissaries	89,847	(41,289)	48,558	43,316	—	43,316	46,531	5,242
International	(13,505)	27,273	13,768	11,766	7,289	19,055	(25,271)	(5,287)
All other	4,065	—	4,065	10,116	—	10,116	(6,051)	(6,051)
Unallocated corporate expenses	(51,054)	—	(51,054)	(85,353)	2,594	(82,759)	34,299	31,705
Elimination of intersegment loss/(profit)	—	—	—	27	—	27	(27)	(27)
Total	$156,704	$(8,521)	$148,183	$147,142	$9,883	$157,025	$9,562	$(8,842)
______________________________
(a)    See “Non-GAAP Measures” below for a detail of the adjustments in each year and for a reconciliation to the most comparable U.S. GAAP measure.
Operating income was $156.7 million for the year ended December 29, 2024 compared to $147.1 million for the prior year, an increase of $9.6 million. Adjusted operating income was $148.2 million for the year ended December 29, 2024 compared to $157.0 million for the prior year, a decrease of $8.8 million. The 53rd week contributed approximately $8 million to operating and adjusted operating income in 2023. The changes in operating income and adjusted operating income compared to the prior year were primarily due to the following:
•Domestic Company-owned restaurants operating income decreased $14.3 million for the year ended December 29, 2024. The 53rd week of operations contributed approximately $4 million to operating income in 2023. Excluding the impact of the additional week, Domestic Company-owned restaurants would have decreased approximately $11 million due to $5.5 million of non-cash impairment and remeasurement charges incurred during 2024 related primarily to fixed and intangible assets from the refranchising of 15 Domestic Company-owned restaurants and an approximate 60 basis point decrease in operating margin resulting from the lower sales in 2024, somewhat offset by lower advertising expenses due to lower spending in the first half of 2024.
•Adjusted operating income for Domestic Company-owned restaurants decreased by $8.8 million due to the factors discussed above, excluding the non-cash impairment and remeasurement charges related to the refranchising of 15 Domestic Company-owned restaurants.
•Operating income and Adjusted operating income from North America franchising decreased $25.6 million for the year ended December 29, 2024. The 53rd week of operations contributed approximately $3 million to operating income in 2023. Excluding the impact of the additional week, operating income would have decreased approximately $23 million. The primary driver was an update to our internal cost allocation methodology implemented during 2024, resulting in a reduction of $22.9 million in Operating income in the North America franchising segment during 2024, with an offsetting decrease in unallocated corporate expenses. Other drivers include a 3.5% decline in comparable sales, partially offset by higher equivalent units of 4.6% and fewer royalty waivers in 2024.
•Operating income from North America commissaries increased $46.5 million for the year ended December 29, 2024 primarily due to a $41.3 million pre-tax gain on sale, net of transaction costs, realized upon the August 2, 2024 sale of our Texas and Florida QC Center properties. The 53rd week of operations contributed approximately

$1 million to operating income in 2023. Operating income in 2024 also benefited from the increase in the commissary fixed operating margin, which became effective in 2024, partially offset by rebates to franchisees and lower volumes.
•Adjusted operating income from North America commissaries increased by $5.2 million compared to 2023, which is due to the drivers mentioned above, excluding the gain on sale of the QC Center properties.
•Operating income from our International segment decreased by $25.3 million for the year ended December 29, 2024 primarily due to expenses of $27.3 million associated with the Company’s International Transformation Plan during 2024, while 2023 results included restructuring expenses of $2.2 million as well as $4.2 million of UK acquisition and repositioning costs. International operating income also decreased due to comparable sales declines of 0.8% and an update to our internal cost allocation methodology implemented during 2024, resulting in a reduction of $3.3 million in Operating income in the International segment during 2024, with an offsetting decrease in unallocated corporate expenses. As mentioned above, we have closed 43 of the UK Company-owned restaurants and refranchised an additional 60 restaurants under the International Transformation Plan during 2024. The 53rd week of operations also contributed approximately $1 million to operating income during 2023.
•Adjusted operating income from International decreased $5.3 million for the year ended December 29, 2024, which is due to the drivers mentioned above and excludes expenses associated with the Company’s International Transformation Plan.
•Operating income and adjusted operating income related to All Other, which is not a reportable segment and primarily includes our online and mobile ordering business and our marketing funds, decreased $6.1 million for the year ended December 29, 2024. The primary driver was an update to our internal cost allocation methodology implemented during 2024, resulting in a net reduction of $8.6 million in Operating income related to All Other during 2024, with an offsetting decrease in unallocated corporate expenses.
•Unallocated corporate expenses decreased $34.3 million for the year ended December 29, 2024 and $31.7 million on an adjusted basis. The primary driver was an update to our internal cost allocation methodology implemented during 2024, resulting in a decrease of $34.6 million in unallocated corporate expenses, with offsetting reductions in operating income primarily in the North America franchising and International segments.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Consolidated Statements of Operations:

(In thousands, except per share amounts)	Year Ended
	December 29, 2024	December 31, 2023	Change
Operating income	$156,704	$147,142	$9,562
Net interest expense	(42,578)	(43,469)	891
Income before income taxes	114,126	103,673	10,453
Income tax expense	29,929	20,874	9,055
Net income	84,197	82,799	1,398
Net income attributable to noncontrolling interests	(711)	(701)	(10)
Net income attributable to the Company	$83,486	$82,098	$1,388

Net income attributable to common shareholders	$83,320	$82,098	$1,222

Basic earnings per common share	$2.55	$2.49	$0.06
Diluted earnings per common share	$2.54	$2.48	$0.06
Net Interest Expense
Interest expense decreased approximately $0.9 million for the year ended December 29, 2024 compared to the prior year primarily due to lower average outstanding debt on our senior secured revolving credit facility (the “PJI Revolving Facility”), primarily offset by slightly higher rates during 2024. The 53rd week of operations in 2023 also increased prior year interest expense by approximately $0.5 million.

Income Tax Expense
The effective income tax rate was 26.2% for 2024 and 20.1% for 2023. The higher effective rate in 2024 was primarily due to impairment charges related to the International Transformation Plan, which resulted in unrecognized tax losses and prevented the Company from generating foreign tax credits. Additionally, higher foreign withholding taxes and a tax shortfall from stock option exercises and the vesting of restricted shares in 2024 contributed to the higher rate.

(Dollars in thousands)	Year Ended
	December 29, 2024	December 31, 2023
Income before income taxes	$114,126	$103,673
Income tax expense	$29,929	$20,874
Effective tax rate	26.2%	20.1%
See “Note 17. Income Taxes” of “Notes to Consolidated Financial Statements,” for additional information.
Net Income Attributable to Noncontrolling Interests - see “Note 9. Noncontrolling Interests” of “Notes to Consolidated Financial Statements,” for information.
Diluted Earnings Per Share
Diluted earnings per common share was $2.54 for the year ended December 29, 2024 compared to $2.48 for the year ended December 31, 2023, representing an increase of $0.06. Adjusted diluted earnings per common share, a non-GAAP measure, was $2.34 for the year ended December 29, 2024 compared to $2.71 for the year ended December 31, 2023, representing a decrease of $0.37. See “Non-GAAP Measures” for additional information. These changes were driven by the same factors impacting operating income, adjusted operating income, and income tax expense as discussed above. In addition, diluted earnings per share and adjusted diluted earnings per share reflect higher income tax expense compared with 2023 due to the factors driving a higher effective tax rate in 2024 discussed above.
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

Company’s performance than the Company’s U.S. GAAP results. The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Year Ended
(In thousands, except per share amounts)	December 29, 2024	December 31, 2023

Operating income	$156,704	$147,142
Gain on sale of QC Center properties (a)	(41,289)	—
International restructuring costs (b)	27,273	2,178
UK repositioning and acquisition-related costs (c)	—	4,243
Other costs (d)	5,495	3,462
Adjusted operating income	148,183	157,025

Net income attributable to common shareholders	$83,320	$82,098
Gain on sale of QC Center properties (a)	(41,289)	—
International restructuring costs (b)	27,273	2,178
UK repositioning and acquisition-related costs (c)	—	4,243
Other costs (d)	5,495	3,462
Tax effect of adjustments (e)	1,934	(2,234)
Adjusted net income attributable to common shareholders (f)	76,733	89,747

Diluted earnings per common share	$2.54	$2.48
Gain on sale of QC Center properties (a)	(1.25)	—
International restructuring costs (b)	0.82	0.07
UK repositioning and acquisition-related costs (c)	—	0.13
Other costs (d)	0.17	0.10
Tax effect of adjustments (e)	0.06	(0.07)
Adjusted diluted earnings per common share (f)	$2.34	$2.71
(a)    Represents pre-tax gain on sale, net of transaction costs, realized upon the August 2, 2024 completion of the sale of our Texas and Florida QC Center properties. See “Note 22. Divestitures” for additional details.
(b)    Represents costs associated with the Company’s International Restructuring Plan. See “Note 16. Restructuring” for additional details.
(c)    Represents costs associated with repositioning the UK portfolio as well as transaction costs related to the acquisition of restaurants from franchisees.
(d)    Represents non-cash impairment and remeasurement charges related primarily to fixed and intangible assets from the refranchising of 15 Domestic Company-owned restaurants for the year ended December 29, 2024. Refer to “Note 22. Divestitures” for further details. The year ended December 31, 2023 includes $2.0 million of severance and related costs associated with the transition of certain executives, $0.9 million one-time non-cash charge related to the reserve of certain accounts receivable related to the conflict in the Middle East, and $0.6 million accrual related to certain legal settlements.
(e)    The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rate of 22.7% and 22.6% for the years ended December 29, 2024 and December 31, 2023, respectively.
(f)    Amounts shown include the impact of dividends paid to participating securities.
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

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under the PJI Revolving Facility. Our principal uses of cash are operating expenses, capital expenditures, and returning value to our shareholders in the form of cash dividends and share repurchases. Our capital priorities are:
•investing for growth
•maintaining a strong balance sheet, and
•returning capital to shareholders
The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations and from asset sales, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for each of the last two fiscal years (in thousands):

	2024	2023
Total cash provided by (used in):
Operating activities	$106,632	$193,055
Investing activities	(17,348)	(75,123)
Financing activities	(91,672)	(124,076)
Effect of exchange rate changes on cash and cash equivalents	(244)	(642)
Change in cash and cash equivalents	$(2,632)	$(6,786)
Operating Activities
Total cash provided by operating activities was $106.6 million for the year ended December 29, 2024 compared to $193.1 million for the prior year. The decrease of $86.4 million primarily reflects lower net income after considering the gain on sale of QC Center properties as well as unfavorable working capital changes in 2024, principally related to the following:
•Higher tax payments in 2024 due to higher income before income taxes, compared to lower prior year tax payments stemming from the application of 2022 overpayments towards 2023 tax payments;
•Higher accrual and accounts payable balances at December 31, 2023 related to the 53rd week of our 2023 fiscal year, which resulted in higher cash outflows in 2024.
Investing Activities
Total cash used in investing activities was $17.3 million in 2024 compared to $75.1 million in 2023, a decrease of $57.8 million. The decrease in cash used in investing activities was primarily due to cash proceeds of $46.7 million from the sale of two Domestic QC Centers, lower capital expenditures, and a $3.7 million increase in net repayments received on notes to franchisees. We also received a $2.3 million investment distribution related to our deferred compensation plan during the year ended December 29, 2024.
Financing Activities
Total cash used in financing activities was $91.7 million in 2024 compared to $124.1 million in 2023, a decrease of $32.4 million. In 2024, the principal financing outflows were related to dividend payments of $60.6 million, net repayments of $17.3 million to the PJI Revolving Facility, $8.5 million in payments related to finance leases, and $3.6 million in tax payments on equity compensation award issuances. In 2023, the principal financing outflows included $210.3 million in share repurchases as well as dividend payments of $58.5 million, partially offset by $159.0 million in net borrowings from the PJI Revolving Facility.

Debt
On September 14, 2021, the Company issued $400.0 million of 3.875% senior notes (the “Notes”) which will mature on September 15, 2029. Concurrent with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) replacing the Company’s previous credit agreement. The Credit Agreement provides for the PJI Revolving Facility, a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million, of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026.
Our outstanding debt as of December 29, 2024 was $746.7 million, which was comprised of $400.0 million outstanding under the Notes and $346.7 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was $253.3 million as of December 29, 2024.
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

	Permitted Ratio	Actual Ratio for the Year Ended December 29, 2024
Leverage ratio	Not to exceed 5.25 to 1.0	3.2 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.2 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement), for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of December 29, 2024.
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
PJMF, our national marketing fund, has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, that was most recently amended on September 30, 2024. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2025, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. There was no debt outstanding under the PJMF Revolving Facility as of December 29, 2024 or December 31, 2023. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
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
The following table summarizes our repurchase activity for the years ended December 29, 2024 and December 31, 2023:

(In thousands, except average price per share) Year Ended	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2024	—	$—	$—	$90,160
December 31, 2023	2,523	$83.10	$209,640	$90,160
We did not repurchase any shares subsequent to December 29, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of February 21, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $60.6 million ($1.84 per share) and $58.5 million ($1.76 per share) for the years ended December 29, 2024 and December 31, 2023, respectively.
On January 24, 2025, our Board of Directors declared a first quarter 2025 dividend of $0.46 per common share, representing a $15.2 million aggregate dividend that was paid on February 21, 2025 to stockholders of record as of the close of business on February 10, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow for the last two years was as follows (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023
Net cash provided by operating activities	$106,632	$193,055
Purchases of property and equipment	(72,484)	(76,620)
Free cash flow	$34,148	$116,435
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
We estimate that our capital expenditures during 2025 will be approximately $75.0 million to $85.0 million. This estimate includes development of Company-owned restaurants and technology enhancements. We intend to fund our capital expenditures with cash generated by operations and borrowings under the PJI Revolving Facility, as necessary.
We guarantee leases for certain Papa Johns North American franchisees who have purchased restaurants that were previously Company-owned. We are contingently liable on these leases. The leases have varying terms, the latest of which expires in 2034. As of December 29, 2024, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $10.4 million.
We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to surety bonds with off-balance sheet risk for a total of $19.3 million as of December 29, 2024. The surety bond arrangements expire within one year but have automatic renewal clauses. See “Note 12. Debt” and “Note 19. Litigation, Commitments and Contingencies” of “Notes to Consolidated Financial Statements” for additional information related to contractual and other commitments.
Impact of Inflation
In recent years, we have experienced price increases in food items and other commodities, labor and benefits, and fuel and other energy costs. Inflationary pressures affect our profitability both directly, in our Company-owned restaurants and delivery mechanisms and through gross margins experienced by sales of food and supply items via our QC Centers, as well as indirectly, through higher food ingredient and paper and supply costs, rising fees from delivery aggregators driven by higher wage demands and increases in the cost of gasoline that, once reflected in upward price adjustments on their fees, can exert downward pressure on unit sales, reducing royalty fees we realize from our Domestic and International franchisees. Compensating menu price increases are subject to competitive pressure in the markets in which we operate. Expense control measures are also deployed to offset higher costs when possible. Food costs, in particular the cost of cheese, are managed to an extent by pricing agreements with suppliers and forward purchase contracts we enter into, as discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, depreciation and amortization, interest expenses, tax rates, system-wide sales, the current economic environment, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product and digital innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, repositioning of the UK market, International restructuring plans, including timing of completion, expected benefits and costs, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
•the ability of the Company to manage challenging macroeconomic conditions in the United States and internationally;
•the ability of the Company to retain key management and manage staffing and labor shortages at Company and/or franchised restaurants and our Quality Control Centers;
•increases in labor costs, food costs or sustained higher other operating costs, including as a result of supply chain disruption, inflation and related impacts, increased tariffs or other trade barriers, immigration policies, or climate change;
•the potential for delayed new restaurant openings, both domestically and internationally;
•the increased risk of phishing, ransomware and other cyber-attacks;
•risks to the global economy and our business related to geopolitical conflicts, including those in Ukraine and the Middle East;
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
•increased risks associated with our International operations, including economic and political conditions, instability or uncertainty in our international markets, especially emerging markets, fluctuations in currency exchange rates, difficulty in meeting planned sales targets, regulatory changes, increased tariffs and other trade barriers, and new restaurant growth;
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa John’s restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 8.5% of our 2024 revenues, 7.4% of our 2023 revenues and 6.2% of our 2022 revenues were derived from these International operations.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $2.2 million on our total revenues in 2024 compared to a favorable impact of $1.7 million in 2023 and an unfavorable impact of approximately $13.3 million in 2022. Foreign currency exchange rate fluctuations had an unfavorable impact of $2.1 million on our operating income in 2024 compared to an unfavorable impact of $0.9 million in 2023 and an unfavorable impact of $2.0 million in 2022. A 10% adverse change in the foreign currency rates for our International markets would result in a negative impact on annual revenue and operating income of approximately $13.4 million and $0.6 million, respectively, based on annual revenue and operating income for the year ended December 29, 2024.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Financial Statements:
•Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023
•Consolidated Statements of Operations for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Consolidated Statements of Comprehensive Income for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Consolidated Statements of Stockholders’ Deficit for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Consolidated Statements of Cash Flows for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Papa John’s International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Papa John’s International, Inc. and Subsidiaries (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for each of the three fiscal years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Insurance Reserves

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company maintains insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage. As of December 29, 2024, the Company’s insurance reserve was $65.7 million. The insurance reserves are accrued based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and the Company’s claim loss experience.

Auditing the insurance reserve was complex and judgmental due to the actuarial valuation methods and assumptions related to the loss development factors and loss trends.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the valuation of the insurance reserve. This included management’s review of the actuarial valuation methods and the assumptions related to the loss development factors and loss trends.

To test the valuation of the Company’s insurance reserve, we performed audit procedures that included, among others, assessing the appropriateness of the actuarial valuation methods and testing the significant assumptions discussed above. We also developed an independent range of reserves for comparison to the Company’s recorded amounts, using standard actuarial methods. We involved our actuarial specialists to assist with our audit procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Louisville, Kentucky
February 27, 2025

Papa John’s International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share amounts)	December 29, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$37,955	$40,587
Accounts receivable (less allowance for credit losses of $8,468 in 2024 and $8,353 in 2023)	101,677	104,244
Notes receivable, current portion	4,928	5,199
Income tax receivable	2,214	2,577
Inventories	35,245	36,126
Prepaid expenses and other current assets	48,586	42,285
Total current assets	230,605	231,018
Property and equipment, net	273,272	282,812
Finance lease right-of-use assets, net	28,761	31,740
Operating lease right-of-use assets	184,425	164,158
Notes receivable, less current portion (less allowance for credit losses of $15,238 in 2024 and $16,092 in 2023)	8,867	12,346
Goodwill	75,460	76,206
Other assets	87,562	76,725
Total assets	$888,952	$875,005

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$61,842	$74,949
Income and other taxes payable	11,987	17,948
Accrued expenses and other current liabilities	155,579	158,167
Current deferred revenue	15,519	20,427
Current finance lease liabilities	7,280	9,029
Current operating lease liabilities	25,756	24,076
Total current liabilities	277,963	304,596
Deferred revenue	21,287	20,366
Long-term finance lease liabilities	22,885	24,144
Long-term operating lease liabilities	173,557	151,050
Long-term debt, net	741,650	757,422
Other long-term liabilities	64,923	60,192
Total liabilities	1,302,265	1,317,770
Commitments and contingencies (Note 19)

Redeemable noncontrolling interests	903	851

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,283 at December 29, 2024 and 49,235 at December 31, 2023)	493	492
Additional paid-in capital	452,449	452,290
Accumulated other comprehensive loss	(8,456)	(7,803)
Retained earnings	241,717	219,027
Treasury stock (16,637 shares at December 29, 2024 and 16,747 shares at December 31, 2023, at cost)	(1,115,729)	(1,123,098)
Total stockholders’ deficit	(429,526)	(459,092)
Noncontrolling interests in subsidiaries	15,310	15,476
Total Stockholders’ deficit	(414,216)	(443,616)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$888,952	$875,005
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
(In thousands, except per share amounts)	December 29, 2024	December 31, 2023	December 25, 2022

Revenues:
Company-owned restaurant sales	$724,666	$760,825	$708,389
Franchise royalties and fees	187,032	194,987	186,821
Commissary revenues	899,664	924,648	950,115
Other revenues	83,682	98,037	101,646
Advertising funds revenue	164,343	157,216	155,132
Total revenues	2,059,387	2,135,713	2,102,103
Costs and expenses:
Cost of sales	1,478,426	1,558,438	1,557,736
General and administrative expenses	190,515	208,083	215,303
Depreciation and amortization	69,407	64,090	52,032
Advertising funds expense	164,335	157,960	155,937
Total costs and expenses	1,902,683	1,988,571	1,981,008
Refranchising and impairment loss	—	—	(12,065)
Operating income	156,704	147,142	109,030
Net interest expense	(42,578)	(43,469)	(25,261)
Income before income taxes	114,126	103,673	83,769
Income tax expense	29,929	20,874	14,420
Net income	84,197	82,799	69,349
Net income attributable to noncontrolling interests	(711)	(701)	(1,577)
Net income attributable to the Company	$83,486	$82,098	$67,772

Net income attributable to common shareholders	$83,320	$82,098	$67,362

Basic earnings per common share	$2.55	$2.49	$1.90
Diluted earnings per common share	$2.54	$2.48	$1.89

Basic weighted average common shares outstanding	32,717	32,931	35,497
Diluted weighted average common shares outstanding	32,819	33,159	35,717
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended
(In thousands)	December 29, 2024	December 31, 2023	December 25, 2022

Net income	$84,197	$82,799	$69,349
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,094)	1,560	(4,970)
Interest rate swaps (1)	215	1,453	4,757
Other comprehensive income (loss), before tax	(879)	3,013	(213)
Income tax effect:
Foreign currency translation adjustments	274	(353)	1,143
Interest rate swaps (2)	(48)	(328)	(1,094)
Income tax effect	226	(681)	49
Other comprehensive income (loss), net of tax	(653)	2,332	(164)
Comprehensive income before attribution to noncontrolling interests	83,544	85,131	69,185
Less: comprehensive income, redeemable noncontrolling interests	(274)	(198)	(574)
Less: comprehensive income, nonredeemable noncontrolling interests	(437)	(503)	(1,003)
Comprehensive income attributable to the Company	$82,833	$84,430	$67,608
___________________________________
(1)Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $632, $173 and ($2,384) for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $(143), $(39) and $536 for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Non-redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (1)	—	—	—	—	83,486	—	437	83,923
Other comprehensive income, net of tax	—	—	—	(653)	—	—	—	(653)
Dividends on common stock ($1.84 per share)	—	—	124	—	(60,796)	—	—	(60,672)
Exercise of stock options	23	1	1,054	—	—	—	—	1,055
Stock-based compensation expense	—	—	9,590	—	—	—	—	9,590
Issuance of restricted stock	177	—	(6,539)	—	—	6,539	—	—
Tax effect of restricted stock awards	(54)	—	(3,619)	—	—	—	—	(3,619)
Distributions to noncontrolling interests	—	—	—	—	—	—	(603)	(603)
Other	12	—	(451)	—	—	830	—	379
Balance at December 29, 2024	32,646	$493	$452,449	$(8,456)	$241,717	$(1,115,729)	$15,310	$(414,216)
___________________________________
(1)    Net income for the year ended December 29, 2024 excludes $274 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At December 29, 2024, the accumulated other comprehensive loss of $8,456 was comprised of net unrealized foreign currency translation loss of $8,332 and a net unrealized loss on the interest rate swap agreements of $124.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Non-redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
Net income (1)	—	—	—	—	82,098	—	503	82,601
Other comprehensive income, net of tax	—	—	—	2,332	—	—	—	2,332
Dividends on common stock ($1.76 per share)	—	—	121	—	(58,927)	—	—	(58,806)
Exercise of stock options	43	1	2,251	—	—	—	—	2,252
Acquisition of Company common stock(3)	(2,523)	—	—	—	—	(212,444)	—	(212,444)
Stock-based compensation expense	—	—	17,924	—	—	—	—	17,924
Issuance of restricted stock	240	—	(7,149)	—	—	7,149	—	—
Tax effect of restricted stock awards	(77)	—	(6,416)	—	—	—	—	(6,416)
Distributions to noncontrolling interests	—	—	—	—	—	—	(756)	(756)
Other	69	—	(4,270)	—	—	4,631	—	361
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
___________________________________
(1)    Net income for the year ended December 31, 2023 excludes $198 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
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
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Non-redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
Balance at December 26, 2021	35,797	$490	$445,126	$(9,971)	$183,157	$(806,472)	$15,212	$(172,458)
Net income (1)	—	—	—	—	67,772	—	1,003	68,775
Other comprehensive loss, net of tax	—	—	—	(164)	—	—	—	(164)
Cash dividends on common stock ($1.54 per share)	—	—	210	—	(54,977)	—	—	(54,767)
Exercise of stock options	82	1	4,035	—	—	—	—	4,036
Acquisition of Company common stock	(1,343)	—	—	—	—	(125,000)	—	(125,000)
Stock-based compensation expense	—	—	18,388	—	—	—	—	18,388
Issuance of restricted stock	285	—	(8,443)	—	—	8,443	—	—
Tax effect of restricted stock awards	(94)	—	(9,546)	—	—	—	—	(9,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	(486)	(486)
Other	9	—	59	—	(96)	595	—	558
Balance at December 25, 2022	34,736	$491	$449,829	$(10,135)	$195,856	$(922,434)	$15,729	$(270,664)
___________________________________
(1)    Net income for the year ended December 25, 2022 excludes $574 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At December 25, 2022, the accumulated other comprehensive loss of $10,135 was comprised of net unrealized foreign currency translation loss of $8,696 and a net unrealized loss on the interest rate swap agreements of $1,439.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
(In thousands)	December 29, 2024	December 31, 2023	December 25, 2022

Operating activities
Net income	$84,197	$82,799	$69,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	2,737	5,393	20,539
Depreciation and amortization	69,407	64,090	52,032
Refranchising and impairment loss	18,340	—	12,065
Deferred income taxes	(3,037)	(5,991)	2,798
Stock-based compensation expense	9,590	17,924	18,388
Gain on disposal of property and equipment	(41,953)	—	—
Other	1,711	146	1,056
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(465)	(4,920)	(28,611)
Income tax receivable	345	6,212	586
Inventories	851	5,441	(7,496)
Prepaid expenses and other current assets	319	1,212	5,700
Other assets and liabilities	(8,774)	(11,803)	(13,458)
Accounts payable	(10,043)	22,031	1,117
Income and other taxes payable	(5,678)	9,087	(10,710)
Accrued expenses and other current liabilities	(2,035)	18,313	5,063
Deferred revenue	(6,245)	(3,704)	(257)
Advertising fund assets and liabilities	(2,635)	(13,175)	(10,353)
Net cash provided by operating activities	106,632	193,055	117,808
Investing activities
Purchases of property and equipment	(72,484)	(76,620)	(78,391)
Notes issued	(154)	(4,338)	(9,296)
Repayments of notes issued	4,152	4,655	13,045
Acquisitions, net of cash acquired	(125)	(5,613)	(1,219)
Proceeds from dispositions and refranchising, net of cash transferred	49,016	3,457	13,588
Other	2,247	3,336	(520)
Net cash used in investing activities	(17,348)	(75,123)	(62,793)
Financing activities
Net (repayments) proceeds from revolving credit facilities	(17,268)	159,000	115,000
Proceeds from exercise of stock options	1,055	2,252	4,036
Acquisition of Company common stock (including excise tax payment)	(2,080)	(210,348)	(125,000)
Dividends paid to common stockholders	(60,559)	(58,451)	(54,767)
Tax payments for equity award issuances	(3,619)	(6,416)	(9,546)
Distributions to noncontrolling interests	(825)	(1,320)	(1,211)
Principal payments on finance leases	(8,529)	(8,821)	(5,416)
Other	153	28	664
Net cash used in financing activities	(91,672)	(124,076)	(76,240)
Effect of exchange rate changes on cash and cash equivalents	(244)	(642)	(2,012)
Change in cash and cash equivalents	(2,632)	(6,786)	(23,237)
Cash and cash equivalents at beginning of period	40,587	47,373	70,610
Cash and cash equivalents at end of period	$37,955	$40,587	$47,373
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of Business
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first person notations of “we,” “us” and “our”), operates and franchises pizza delivery and carryout restaurants under the trademark “Papa Johns,” in 51 countries and territories as of December 29, 2024. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties and sales of franchise and development rights, information systems equipment, and software and related services. We generate revenues from the operation of our Quality Control Centers (“QC Centers”) which supply pizza sauce, dough, food products, paper products, smallwares and cleaning supplies to restaurants. We also derive revenue from contributions received into our national marketing fund.
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
The Company has implemented several financial statement changes in this Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics.
The Consolidated Statements of Operations have been reconfigured to classify revenues and expenses based on the nature of the underlying activities without regard to operating segment. This reconfiguration and the resulting reclassifications did not change previously reported Total revenues, Total costs and expenses, Operating income or Net income for any period. The Consolidated Statements of Cash Flows include reclassifications to a new line item that include the net operating cash flows of the consolidated advertising funds. The reclassifications did not change Net cash provided by operating activities, Net cash used in investing activities or Net cash used in financing activities for any period. Presentation changes to the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the years ended December 31, 2023 and December 25, 2022 have been reclassified for consistency with the current year presentation.
Additionally, during the year ended December 29, 2024, the Company updated its internal cost allocation methodology to better reflect current levels of time and effort spent managing our different segments. These updates resulted in a higher allocation of previously unallocated corporate expenses to primarily the North America franchising and International segments. This update in methodology does not impact total reported expenses, and has been implemented prospectively beginning with the year ended December 29, 2024. The comparative information has not been restated.
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the allowance for credit losses on accounts and notes receivable, property and equipment, net and impairment of long-lived assets, insurance reserves and tax reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.
Revenue Recognition
Revenue is measured based on consideration specified in contracts with customers and excludes waivers or incentives and amounts collected on behalf of third parties, primarily sales tax. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Delivery costs, including freight associated with our Domestic commissaries and other sales, are accounted for as fulfillment costs and are included in operating costs.
The following describes principal activities, separated by major product or service, from which the Company generates its revenues:
Company-owned Restaurant Sales
Our Company-owned restaurants principally generate revenues from retail sales of pizza and other food and beverage products. Revenues from Company-owned restaurants are recognized when the products are delivered to or carried out by customers.
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
Commissary Revenues
Commissary revenues are comprised of food and supplies sold to franchised restaurants at a fixed markup and are recognized as revenue upon shipment of the related products to the franchisees. Payments are generally due within 30 days. Franchisees have the opportunity to earn incentive-based rebates as they increase volume and open new restaurants, which are recorded as a reduction to Commissary revenues as they are earned based on the estimated rebate amount. Various other incentive programs are offered to franchisees related to new restaurant openings, including new restaurant equipment incentives and discounts on initial commissary orders. New restaurant equipment incentives are recorded as a reduction of Commissary revenues over the term of the related incentive agreement, which is generally three to five years.
Other Revenues
Other revenues primarily includes revenues derived from our online and mobile ordering business, fees for information services, as well as our previously wholly-owned print and promotions subsidiary. Fees for information services, including software maintenance fees, help desk fees, centralized call center fees, and online ordering fees are recognized as revenue as such services are provided and are included in Other revenues.
Our gift cards do not have expiration dates and we do not deduct non-usage fees. While the Company and the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company recognizes breakage revenue for amounts not subject to unclaimed property laws. Based upon our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote. Breakage revenue is recognized over time in proportion to estimated redemption patterns as Other revenues. Commissions on gift cards sold by third parties are recorded as a reduction to Deferred revenue and a reduction to Other revenues based upon estimated redemption patterns.
Rental income, primarily derived from properties leased by the Company and subleased to franchisees in the United Kingdom, is recognized on a straight-line basis over the respective operating lease terms.
Advertising Funds Revenue
Advertising funds revenue primarily represents contributions made to PJMF, our national marketing fund, via a required established percentage of monthly restaurant sales (subject, in certain instances, to lower rates based on certain incentives). Advertising funds revenue also contains contributions made to a marketing fund designated for Canada, Alaska, and Hawaii, other Domestic local marketing funds (“Co-op” or “Co-operative” funds), and our international marketing funds. When we are determined to be the principal in these arrangements, advertising fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations. Our obligation related to these funds is to develop and conduct advertising activities in a specific country, region, or market, including the placement of electronic and print materials.
Advertising Funds Expense
Advertising funds expense includes the costs of developing and administering our advertising and promotional activities, which are administered through PJMF, our marketing fund for Canada, Alaska, and Hawaii, various local market Co-operative advertising funds for the Domestic Papa Johns system, and through our international marketing funds to support our International business. This includes the cost of advertising via television, print, digital, mobile marketing and social media channels as well as local restaurant activities such as mail coupons, door hangers and promotional items. The Co-op funds are responsible for developing and conducting advertising activities in a specific market, including the placement of electronic and print materials developed by PJMF. Marketing expenses incurred by PJMF are accrued and expensed when the franchise advertising revenues are recognized, as PJMF is designed to operate at break-even.
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
Stock-Based Compensation
Compensation expense for equity grants is estimated at fair value on the grant date, net of projected forfeitures, and is recognized over the vesting period. We have elected a policy to estimate forfeitures in determining the amount of stock-based employee compensation expense. Management evaluates its award grants and modifications and will adjust the fair value if any are determined to be spring-loaded. See “Note 20. Equity Compensation” for additional information.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.
Accounts Receivable
Substantially all accounts receivable is due from franchisees for purchases of food, paper products, point of sale equipment, information systems and related services, marketing and royalties. Credit is extended based on an evaluation of the franchisee’s financial condition and collateral is generally not required. An allowance for credit losses is an estimate of lifetime losses, even if remote, based upon historical account write-off trends, facts about the current financial condition of the debtor, forecasts of future operating results based upon current trends of select operating metrics and macroeconomic factors. Account balances are charged off against the allowance after recovery efforts have ceased.
Notes Receivable
The Company has provided financing to select Domestic and International franchisees principally for use in the construction and development of their restaurants and for the purchase of restaurants from the Company or other franchisees. Most notes receivable bear interest at fixed or floating rates and are generally secured by the assets of each restaurant and the ownership interests in the franchise. We establish an allowance for credit losses for franchisee notes receivables to reduce the outstanding notes receivable to their net realizable values based on estimated lifetime losses derived from a review of each franchisee’s economic performance and market conditions after consideration of the fair value of our underlying collateral rights (e.g., underlying franchisee business, property and equipment) and any guarantees. Note balances are charged off against the allowance after recovery efforts have ceased.
Interest income recorded on franchisee loans was approximately $1.1 million in 2024 and 2023 and $1.3 million in 2022 and is reported in Net interest expense in the accompanying Consolidated Statements of Operations.
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
Depreciation expense was $59.6 million in 2024, $54.3 million in 2023 and $45.6 million in 2022.
Deferred Costs
We capitalize certain information systems development and related costs that meet established criteria. Amounts capitalized, which are included in property and equipment, are amortized principally over periods not exceeding five years upon completion of the related information systems project. Total costs capitalized were approximately $4.4 million in 2024 and $4.1 million in 2023 and 2022. The unamortized information systems development costs approximated $10.3 million and $9.9 million as of December 29, 2024 and December 31, 2023, respectively.

Intangible Assets — Goodwill
We evaluate goodwill annually as of the first day of the fourth quarter or whenever we identify certain triggering events or circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such tests are completed separately with respect to the goodwill of each of our reporting units, which includes our Domestic Company-owned restaurants, United Kingdom, and China operations. We may perform a qualitative assessment or move directly to the quantitative assessment for any reporting unit in any period if we believe that it is more efficient or if impairment indicators exist.
We performed our annual goodwill impairment testing as of the first day of the fourth quarter of 2024. We elected to perform a qualitative assessment for our Domestic Company-owned restaurants and China reporting units. As a result of our qualitative analysis, we determined that it was more-likely-than-not that the fair values of these reporting units were greater than their carrying amounts.
Due to adverse macroeconomic conditions in the United Kingdom (“UK”) and declines in sales from Papa Johns restaurants in the UK business since our most recent quantitative analysis, we elected to perform a quantitative assessment for the UK reporting unit with the assistance of a third-party valuation specialist. The assessment entailed estimating the UK’s fair value, which involved using a combination of both income and market approaches, and comparing these estimations to its carrying value. Our income approach utilized discounted projected net cash flows, which required estimates for future revenue growth rates, operating margins, and a weighted-average cost of capital, which are the most sensitive inputs and require management estimation. Our market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluate as market participants serve as an appropriate reference because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. Based on our quantitative assessment, the fair value of the UK reporting unit substantially exceeded its carrying value, and thus there was no impairment to goodwill.
Subsequent to completing our goodwill impairment tests and through the year ended December 29, 2024, no indicators of impairment were identified. See “Note 11. Goodwill” for additional information.
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets and liabilities are netted by tax jurisdiction. Deferred tax assets are also recognized for the estimated future effects of tax attribute carryforwards (e.g., net operating losses, capital losses, and foreign tax credits). The effect on deferred taxes of changes in tax rates is recognized in the period in which the new tax rate is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts we expect to realize. Deferred tax assets and liabilities are recorded within Other assets and Other long-term liabilities on the Consolidated Balance Sheets.
Tax authorities periodically audit the Company. We record reserves and related interest and penalties for identified exposures as income tax expense. We evaluate these issues and adjust for events, such as statute of limitations expirations, court rulings or audit settlements, which may impact our ultimate payment for such exposures. See “Note 17. Income Taxes” for additional information.
Insurance Reserves
Our insurance programs for workers’ compensation, owned and non-owned automobiles, general liability and property insurance coverage provided to our employees are funded by the Company up to certain retention limits which range up to $0.8 million.
Losses are accrued based upon undiscounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and our claims loss experience. The determination of the recorded insurance reserves is complex due to the actuarial valuation methods utilized in determining the reserve and the assumptions related to the loss development factors and loss trends. The estimated insurance claims losses could be significantly affected should the frequency or ultimate cost of claims differ significantly from historical trends used to estimate the insurance reserves recorded by the Company. The Company records estimated losses above retention within its reserve with a corresponding receivable for expected amounts due from insurance carriers.
As of December 29, 2024, our insurance reserve was $65.7 million as compared to $56.8 million as of December 31, 2023 and was primarily related to auto liability and workers’ compensation claims. Of these amounts, approximately $32.0 million and $27.2 million were recorded in Accrued expenses and other current liabilities and $33.7 million and $29.5 million were recorded in Other long-term liabilities on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023, respectively. Our reserves include claim costs above our retention that have a corresponding receivable. Our insurance receivable for claims above retention totaled $45.2 million and $34.5 million as of December 29, 2024 and December 31, 2023, respectively. Of these amounts, approximately $22.3 million and $16.8 million were recorded in Prepaid expenses and other current assets, and $22.9 million and $17.8 million were recorded in Other assets on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023, respectively.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at December 29, 2024 and December 31, 2023. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties. Additionally, disclosures are required to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners, including a disclosure on the face of the Consolidated Statements of Operations of income attributable to the noncontrolling interest holder.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU expands the scope and frequency of segment disclosures and introduces the concept of a “significant expense principle,” which requires entities to disclose significant expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of a segment’s profit or loss. The ASU also changes current disclosure requirements by allowing entities to report multiple measures of a segment’s profit or loss, provided the reported measures are used by the CODM to assess performance and allocate resources and that the measure closest to GAAP is also provided. Finally, the ASU requires all segment profit or loss and assets disclosures to be provided on both an annual and interim basis and requires entities to disclose the title and position of the individual identified as the CODM. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and shall be applied retrospectively to all periods presented in the financial statements. The Company has expanded its annual segment disclosures in compliance with ASU 2023-07; see “Note 23. Segment Information”. The additional interim segment disclosures will be required beginning in the first quarter of 2025.
Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU includes required disclosures in the notes to the consolidated financial statements of specific information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the standard may be applied either prospectively or retrospectively. The Company is currently evaluating the standard and determining the extent of additional disclosures that will be required.
3. Leases
The Company has significant leases that include most Domestic Company-owned restaurant and commissary locations as well as our restaurant support center located in Atlanta, Georgia. Other Domestic leases include tractor and trailer leases used by our distribution subsidiary as well as commissary equipment. Additionally, the Company leases a significant number of restaurants within the UK, many of which contain early termination rights exercisable by the Company; these restaurants are then subleased to franchisees or operated as Company-owned restaurants. The Company’s leases have terms as follows:

Average lease term
Domestic Company-owned restaurants	Five years, plus at least one renewal
UK Company-owned and franchise-owned restaurants	15 years
Domestic commissary locations	10 years, plus at least one renewal
Domestic and International tractors and trailers	Five to seven years
Domestic and International commissary and office equipment	Three to five years
The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date. For all of its leases in which it is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes. The lease liability is measured at the present value of future lease payments as of the lease commencement date. The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives. An operating lease right-of-use asset is amortized on a straight-line basis over the lease term and is recognized as a single lease cost against the operating lease liability. A finance lease right-of-use asset is amortized on a straight-line basis, with interest costs reported separately, over the lesser of the useful life of the leased asset or lease term. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Cost of sales or General and administrative expenses. Variable lease payments are expensed as incurred.
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
The following schedule details the total right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023 (in thousands):

Leases	Classification	December 29, 2024	December 31, 2023
Assets
Finance lease assets, net	Finance lease right-of-use assets, net	$28,761	$31,740
Operating lease assets, net	Operating lease right-of-use assets	184,425	164,158
Total lease assets		$213,186	$195,898
Liabilities
Current finance lease liabilities	Current finance lease liabilities	$7,280	$9,029
Current operating lease liabilities	Current operating lease liabilities	25,756	24,076
Noncurrent finance lease liabilities	Long-term finance lease liabilities	22,885	24,144
Noncurrent operating lease liabilities	Long-term operating lease liabilities	173,557	151,050
Total lease liabilities		$229,478	$208,299
Lease costs for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 were as follows:

(Dollars in thousands)	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Finance lease:
Amortization of right-of-use assets	$8,831	$8,949	$5,704
Interest on lease liabilities	1,420	1,542	1,029
Operating lease:
Operating lease cost	43,345	41,514	42,815
Short-term lease cost	4,237	4,239	4,171
Variable lease cost	11,096	10,005	9,129
Total lease costs	68,929	66,249	62,848
Sublease income	(9,748)	(9,842)	(11,654)
Total lease costs, net of sublease income	$59,181	$56,407	$51,194

Future minimum lease payments under contractually-obligated leases and associated sublease income as of December 29, 2024 were as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs	Expected Sublease Income
2025	$9,077	$34,544	$7,197
2026	8,077	37,343	6,154
2027	6,822	31,611	5,259
2028	4,159	26,169	4,389
2029	3,115	21,485	3,671
Thereafter	2,497	113,256	6,639
Total future minimum lease payments	33,747	264,408	33,309
Less imputed interest	(3,582)	(65,095)
Total present value of lease liabilities	$30,165	$199,313
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK which are primarily operating leases. At December 29, 2024, we leased and subleased approximately 350 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $9.7 million, $9.8 million and $11.7 million for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively, within Other revenues in the Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 81 Domestic leases. These leases have varying terms, the latest of which expires in 2034. As of December 29, 2024, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $10.4 million. This contingent liability is not included in the Consolidated Balance Sheets or future minimum lease obligation. The fair value of the guarantee is not material.
There were no leases recorded between related parties.

Supplemental Cash Flow & Other Information
The following table presents supplemental cash flow information related to leases for the years ended December 29, 2024, December 31, 2023 and December 25, 2022:

(Dollars in thousands)	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,416	$1,542	$1,029
Financing cash flows from finance leases	$8,529	$8,821	$5,416
Operating cash flows from operating leases (a)	$40,488	$37,814	$35,573
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,076	$16,734	$9,875
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,134	$24,380	$53,869
Cash received from sublease income	$7,442	$8,855	$10,847

Weighted-average remaining lease term (in years):
Finance leases	4.2	4.3	4.4
Operating leases	9.2	7.8	8.4
Weighted-average discount rate:
Finance leases	5.0%	4.9%	4.6%
Operating leases	5.8%	5.6%	5.6%
______________________________
(a)Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.
4. Papa John’s Marketing Fund, Inc.
PJMF, which is a consolidated variable interest entity where the Company has been identified as the primary beneficiary, collects a percentage of revenues from Company-owned and franchised restaurants in the United States, for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations within Advertising funds revenue and Advertising funds expense. PJMF also has a wholly-owned subsidiary, Papa Card, Inc., which administers the Company’s gift card programs.

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Consolidated Balance Sheets (in thousands):

	December 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,038	$5,494
Accounts receivable, net	17,854	18,026
Prepaid expenses and other current assets	2,683	2,223
Total current assets	32,575	25,743
Deferred income taxes	1,019	674
Other assets	122	—
Total assets	$33,716	$26,417

Liabilities
Current liabilities:
Accounts payable	$—	$1,509
Income and other taxes payable	298	—
Accrued expenses and other current liabilities	30,324	22,245
Current deferred revenue	4,911	4,327
Total current liabilities	35,533	28,081
Deferred revenue	2,783	2,627
Total liabilities	$38,316	$30,708
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Consolidated Balance Sheets. During the years ended December 29, 2024 and December 31, 2023, the Company recognized $36.9 million and $34.5 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	December 29, 2024	December 31, 2023	Change
Unearned franchise fees and royalties	$21,860	$20,564	$1,296
Unredeemed gift card liabilities	7,694	6,955	739
Customer loyalty program obligations	7,252	13,274	(6,022)
Total contract liabilities	$36,806	$40,793	$(3,987)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. As of December 29, 2024 and December 31, 2023, the contract assets were approximately $16.6 million and $7.9 million, respectively. For the years ended December 29, 2024 and December 31, 2023, revenue was reduced approximately $5.9 million and $3.9 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,356	$2,970	$2,761	$2,510	$2,276	$5,381	$19,254
Approximately $2.6 million of area development fees related to unopened restaurants and International unearned royalties are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant revenues when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Stockholders’ Deficit
Shares Authorized and Outstanding
The Company has 100.0 million shares of common stock authorized as of December 29, 2024 and December 31, 2023, respectively. The Company’s outstanding shares of common stock, net of repurchased common stock held as treasury stock, were 32.6 million shares at December 29, 2024 and 32.5 million shares at December 31, 2023, respectively.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. The following table summarizes our repurchase activity for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively:

(In thousands, except average price per share) Year Ended	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Cost of Shares Purchased (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2024	—	$—	$—	$90,160
December 31, 2023	2,523	$83.10	$209,640	$90,160
December 25, 2022	1,343	$93.07	$125,000	$299,800
(a)    Aggregate cost of shares purchased for year ended December 31, 2023 excludes $2.8 million of transaction costs directly attributable to share repurchases, including $2.1 million related to a 1% excise tax incurred under the Inflation Reduction Act of 2022. These excise taxes were paid during the year ended December 29, 2024 and are classified as a financing cash outflow within the Consolidated Statements of Cash Flows.
We did not repurchase any shares subsequent to December 29, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of February 21, 2025.
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
The timing and volume of share repurchases under the Company’s share repurchase programs may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, access to borrowings, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the programs may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase programs may be commenced or suspended from time to time at the Company’s discretion without prior notice. Funding for the share repurchase programs will be provided through our credit facility, operating cash flow, stock option exercises and cash and cash equivalents.
Dividends on Common Stock
The Company paid aggregate cash dividends of approximately $60.6 million ($1.84 per share), $58.5 million ($1.76 per share) and $54.8 million ($1.54 per share) to common stockholders for the years 2024, 2023 and 2022, respectively.
On January 24, 2025, our Board of Directors declared a first quarter 2025 dividend of $0.46 per common share, representing a $15.2 million aggregate dividend that was paid on February 21, 2025 to stockholders of record as of the close of business on February 10, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
7. Earnings per Share
We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. Time-based restricted stock awards are participating securities because holders of such unvested shares have rights to receive non-forfeitable dividends. Under the two-class method, total dividends provided to the holders of participating securities are subtracted from net income attributable to the Company in determining net income attributable to common shareholders. The Company may, at its sole discretion, require any dividends paid on the unvested restricted stock awards to be paid in shares rather than in cash, which could then be forfeited if the employee forfeits the underlying awards.
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
The calculations of basic earnings per common share and diluted earnings per common share for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 are as follows (in thousands, except per share data):

	2024	2023	2022
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$83,486	$82,098	$67,772
Dividends paid to participating securities	(166)	—	(306)
Net income attributable to participating securities	—	—	(104)
Net income attributable to common shareholders	$83,320	$82,098	$67,362

Basic earnings per common share
Basic weighted average common shares outstanding	32,717	32,931	35,497
Basic earnings per common share	$2.55	$2.49	$1.90

Diluted earnings per common share
Weighted average common shares outstanding	32,717	32,931	35,497
Dilutive effect of outstanding equity awards (a)	102	228	220
Diluted weighted average common shares outstanding	32,819	33,159	35,717
Diluted earnings per common share	$2.54	$2.48	$1.89
______________________________
(a)Excludes 342,440 and 194,846 shares underlying equity awards for the year ended December 29, 2024 and December 31, 2023, respectively, as the effect of including such awards would have been anti-dilutive (none in 2022).
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of December 29, 2024 and December 31, 2023 are as follows:

	Carrying Value	Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
December 29, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$30,775	$30,775	$—	$—

Financial liabilities:
Interest rate swaps (b)	$161	$—	$161	$—

December 31, 2023
Financial assets:
Cash surrender value of life insurance policies (a)	$29,449	$29,449	$—	$—
Interest rate swaps (b)	$107	$—	$107	$—

Financial liabilities:
Interest rate swaps (b)	$483	$—	$483	$—
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
There were no transfers among levels within the fair value hierarchy during fiscal 2024 or 2023.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of December 29, 2024 and December 31, 2023:

	December 29, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$356,000	$400,000	$352,500

9. Noncontrolling Interests
As of December 29, 2024 and December 31, 2023 the Company had three joint venture arrangements comprising 98 restaurants. As further described in “Note 22. Divestitures,” the Company divested its 51 percent interest in one joint venture that owned 90 restaurants in the second quarter of 2022.
Net income attributable to these joint ventures for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 was as follows (in thousands):

	2024	2023	2022
Papa John’s International, Inc.	$1,658	$1,672	$3,136
Redeemable noncontrolling interests	274	198	574
Nonredeemable noncontrolling interests	437	503	1,003
Total net income	$2,369	$2,373	$4,713
The following summarizes changes in our redeemable noncontrolling interests in 2024 and 2023 (in thousands):

Balance at December 25, 2022	$1,217
Net income	198
Distributions	(564)
Balance at December 31, 2023	$851
Net income	274
Distributions	(222)
Balance at December 29, 2024	$903
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 25, 2022	$6,718	$14,499
Current period provision for expected credit losses, net (a)	3,609	1,784
Write-offs charged against the allowance	(1,974)	(191)
Balance at December 31, 2023	$8,353	$16,092
Current period provision for expected credit losses, net (b)	1,613	1,124
Write-offs charged against the allowance	(1,498)	(1,978)
Balance at December 29, 2024	$8,468	$15,238
______________________________
(a)    During the year ended December 31, 2023, the Company recorded $1.7 million of reserves for certain accounts receivable and notes receivable associated with the termination of a specific franchisee in the United Kingdom and $0.9 million of reserves for certain accounts receivable related to the conflict in the Middle East.
(b)    During the year ended December 29, 2024, the Company recorded $1.7 million of reserves for certain notes receivable associated with the termination of specific franchisees in the United Kingdom as part of our International Transformation Plan. See “Note 16. Restructuring” for further information.

11. Goodwill
The following summarizes changes in the Company’s goodwill, by reportable segment (in thousands):

	Domestic Company- owned Restaurants	International	All Other	Total
Balance at December 25, 2022	$55,507	$14,673	$436	$70,616
Acquisitions (a)	1,102	4,274	—	5,376
Divestitures (b)	—	—	(436)	(436)
Foreign currency adjustments	—	650	—	650
Balance at December 31, 2023	$56,609	$19,597	$—	$76,206
Divestitures (b)	—	(453)	—	(453)
Acquisition accounting adjustments (c)	—	(95)	—	(95)
Foreign currency adjustments	—	(198)	—	(198)
Balance at December 29, 2024	$56,609	$18,851	$—	$75,460
______________________________
(a)Goodwill recognized during the year ended December 31, 2023 includes $4.3 million from the UK franchisee acquisitions as well as $1.1 million related to the Domestic restaurant acquisitions. See “Note 24. Acquisitions” for further information.
(b)During the year ended December 29, 2024, the Company disposed of $0.5 million of goodwill in connection with the refranchising of 60 formerly Company-owned restaurants in the United Kingdom. During the year ended December 31, 2023, the Company disposed of $0.4 million of goodwill in connection with the sale of our Preferred Marketing Solutions business. See “Note 16. Restructuring” and “Note 22. Divestitures” for further information.
(c)Acquisition accounting adjustments were recorded during the year ended December 29, 2024 to increase property and equipment to fair value as a result of the finalization of our valuation of acquired property and equipment from the UK franchisee acquisitions. See “Note 24. Acquisitions” for further information.
12. Debt
Long-term debt, net consists of the following (in thousands):

	December 29, 2024	December 31, 2023
Senior notes	$400,000	$400,000
Revolving facilities	346,732	364,000
Outstanding debt	746,732	764,000
Unamortized debt issuance costs	(5,082)	(6,578)
Total long-term debt, net	$741,650	$757,422
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
Credit Agreement
Concurrently with the issuance of the Notes, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) replacing the previous credit agreement (“Previous Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Revolving Facility will mature on September 14, 2026. In connection with the Credit Agreement, the Company recorded $2.1 million of debt issuance costs, which are being amortized into Net interest expense over the term of the Credit Agreement. The Credit Agreement was amended in 2023 to update the borrowing benchmark from LIBOR to SOFR with a fixed credit spread adjustment of 0.10%. The remaining availability under the PJI Revolving Facility was $253.3 million as of December 29, 2024.
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
The Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates. The Company is subject to the following financial covenants: (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.50 to 1.00 in connection with material acquisitions if the Company satisfies certain requirements, and (2) a minimum interest coverage ratio defined as Consolidated EBITDA (as defined in the Credit Agreement) plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00. We were in compliance with these financial covenants at December 29, 2024.
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

PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2024. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2025, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. There was no debt outstanding under the PJMF Revolving Facility as of December 29, 2024 or December 31, 2023. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Revolving Facility. As of December 29, 2024, we have the following interest rate swap agreements with a total notional value of $100.0 million:

Effective Dates	Floating Rate Debt		Fixed Rates
June 23, 2023 through June 30, 2025	$50	million	4.55%
June 23, 2023 through June 30, 2025	$50	million	4.55%
We have designated the interest rate swaps as cash flow hedges and assess hedge effectiveness on a quarterly basis. The interest rate swaps are recorded at fair value at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Consolidated Balance Sheets and reclassified to Net interest expense in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings. We recognized income of $0.2 million ($0.2 million after tax), $1.5 million ($1.1 million after tax) and $4.8 million ($3.7 million after tax) in 2024, 2023 and 2022, respectively, in other comprehensive income for the net change in the fair value of our interest rate swaps.
The following table provides information on the location and amounts of our swaps in the accompanying Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value December 29, 2024	Fair Value December 31, 2023
Prepaid expenses and other current assets	$—	$107
Accrued expense and other current liabilities	$161	$—
Other long-term liabilities	$—	$483
As of December 29, 2024, the remaining $0.2 million interest rate swap liability is current and thus will be reclassified into interest expense during the next twelve months.
The effect of derivative instruments on the accompanying Consolidated Financial Statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Consolidated Statements of Operations
Interest rate swaps:
2024	$167	Net interest expense	$632	$(42,578)
2023	$1,125	Net interest expense	$173	$(43,469)
2022	$3,663	Net interest expense	$(2,384)	$(25,261)
Interest paid, including payments made or received under the swaps, was $41.1 million, $37.3 million and $24.4 million in fiscal 2024, 2023 and 2022, respectively.

13. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 29, 2024	December 31, 2023
Land	$26,744	$28,584
Buildings and improvements	77,515	91,448
Leasehold improvements	159,979	154,441
Equipment and other	572,978	542,608
Construction in progress	10,868	25,610
Total property and equipment	848,084	842,691
Accumulated depreciation and amortization	(574,812)	(559,879)
Property and equipment, net	$273,272	$282,812
14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29, 2024	December 31, 2023
Marketing	$35,751	$37,628
Salaries, benefits and bonuses	33,208	36,491
Insurance reserves, current	32,004	27,240
Purchases	19,386	24,198
Interest accrual	8,777	8,167
Litigation accrual (a)	5,000	5,000
Other	21,453	19,443
Total	$155,579	$158,167
______________________________
(a)    See “Note 19. Litigation, Commitments and Contingencies” for additional information.
15. Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 29, 2024	December 31, 2023
Insurance reserves	$33,677	$29,512
Deferred compensation plan (a)	28,236	28,342
Other	3,010	2,338
Total	$64,923	$60,192
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
During the first quarter of 2024, the Company commenced the next phase of the International Transformation Plan, which involved strategic restaurant closures and divestitures in the UK. The purpose of this plan is to optimize the Company’s restaurant portfolio in the UK and improve overall profitability by closing unprofitable locations and enhancing profitability across the remaining portfolio of Company-owned restaurants. This resulted in the closure of 43 underperforming UK Company-owned restaurants and 30 franchised locations during 2024. Due to indicators of potential impairment associated with the UK Company-owned and franchised restaurant closures, the Company performed impairment analyses throughout the year and determined that the carrying amount of the assets related to the closing UK restaurants were not recoverable. For the year ended December 29, 2024, we recognized impairment charges of $11.7 million for the amount by which the carrying value exceeded the estimated fair value of the asset groups. Fair values were determined based on the income approach, specifically a discounted cash flow model, primarily using estimated sublease income considering market rental rates. Management judgement is involved in determining the estimated fair value and includes uncertainties that under different assumptions and circumstances could drive material changes in the fair value determination.
During the second and third quarters of 2024, the Company also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees, which resulted in a loss on sale of $1.7 million. We have completed substantially all of the strategic restaurant closures in the UK market and the Company’s efforts have turned towards growth opportunities and mitigating closure-related costs as we complete the optimization of the portfolio.

The following table summarizes restructuring related costs recorded for the years ended December 29, 2024 and December 31, 2023, respectively (in thousands):

	2024	2023
Long-lived asset impairment charges	$11,664	$—
Loss on franchisee notes receivable	1,744	—
Loss on refranchising Company-owned restaurants	1,745	—
Professional services and other related costs	8,599	677
Employee termination costs, net (a)	390	1,501
Lease terminations and other lease related costs (b)	3,131	—
Total international transformation costs, net	$27,273	$2,178
(a) Includes noncash reversal of $0.1 million related to the forfeiture of unvested stock-based compensation awards during the year ended December 29, 2024.
(b) Includes $1.1 million in connection with early lease terminations and $2.1 million related to our existing leases for closed stores.
The Company has incurred total restructuring related costs of $29.5 million since commencement of the International Transformation Plan, all of which were included in General and administrative expenses in the Consolidated Statements of Operations. Total estimated pre-tax costs associated with the International Transformation Plan are approximately $30.0 million to $35.0 million (inclusive of the cumulative $29.5 million incurred through the fourth quarter of 2024), all of which will be recorded within our International segment, and we expect to incur the remainder of these costs in 2025.
The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets (in thousands):

	Employee severance	Professional services and other related costs	Lease terminations and other lease related costs	Total
Balance as of December 31, 2023	$1,227	$556	$—	$1,783
Charges	480	8,599	2,073	11,152
Payments	(1,574)	(6,820)	—	(8,394)
Balance as of December 29, 2024	$133	$2,335	$2,073	$4,541
17. Income Taxes
The following table presents the domestic and foreign components of income before income taxes for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Domestic income	$126,681	$91,218	$65,434
Foreign income	(12,555)	12,455	18,335
Total income	$114,126	$103,673	$83,769
Included within the foreign income before income taxes above is $19.4 million, $24.1 million, and $23.6 million of foreign sourced income subject to foreign withholding taxes in 2024, 2023, and 2022, respectively.

A summary of the expense (benefit) for income tax follows (in thousands):

	2024	2023	2022
Current:
Federal	$22,443	$20,742	$3,496
Foreign	6,844	3,916	5,335
State and local	3,679	2,207	2,791
Deferred:
Federal	(3,848)	(4,115)	4,243
Foreign	2,181	(558)	(1,152)
State and local	(1,370)	(1,318)	(293)
Total income tax expense	$29,929	$20,874	$14,420
The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 is as follows in both dollars and as a percentage of income before income taxes (dollars in thousands):

	2024		2023		2022
	Income Tax Expense (Benefit)	Income Tax Rate	Income Tax Expense (Benefit)	Income Tax Rate	Income Tax Expense (Benefit)	Income Tax Rate
Tax at U.S. federal statutory rate	$23,965	21.0%	$21,771	21.0%	$17,591	21.0%
State and local income taxes	2,176	1.9%	1,866	1.8%	1,422	1.7%
Foreign income taxes	7,242	6.4%	3,755	3.6%	4,605	5.5%
Income of consolidated partnerships attributable to noncontrolling interests	(161)	(0.1)%	(159)	(0.2)%	(355)	(0.4)%
Non-qualified deferred compensation plan expense (income)	(750)	(0.7)%	(752)	(0.7)%	1,278	1.5%
Excess tax (benefits) on equity awards	1,027	0.9%	(539)	(0.5)%	(3,902)	(4.7)%
Tax credits	(4,413)	(3.9)%	(7,003)	(6.8)%	(8,981)	(10.7)%
Non-deductible executive compensation	(216)	(0.2)%	1,341	1.3%	2,450	2.9%
Foreign-derived intangible income	(842)	(0.7)%	(1,263)	(1.2)%	(1,452)	(1.7)%
US deferred offset on foreign deferreds	(1,883)	(1.7)%	270	0.3%	1,183	1.4%
Foreign tax deduction	(1,657)	(1.5)%	—	—%	—	—%
Foreign valuation allowance	6,597	5.8%	1,386	1.3%	67	0.1%
Other	(1,156)	(1.0)%	201	0.2%	514	0.6%
Total	$29,929	26.2%	$20,874	20.1%	$14,420	17.2%

Significant deferred tax assets (liabilities) follow (in thousands):

	December 29, 2024	December 31, 2023
Accrued liabilities	$12,660	$12,735
Accrued bonuses	3,148	2,284
Other liabilities and asset reserves	15,536	15,315
Equity awards	7,542	7,988
Lease liabilities	50,500	45,550
Other	5,616	2,825
Net operating losses	18,028	13,759
Foreign tax credit carryforwards	23,071	23,888
Total deferred tax assets	136,101	124,344
Valuation allowances	(44,463)	(37,609)
Total deferred tax assets, net of valuation allowances	91,638	86,735

Deferred expenses	(6,470)	(5,719)
Accelerated depreciation	(19,144)	(23,012)
Goodwill	(8,090)	(7,881)
Right-of-use assets	(45,803)	(41,513)
Other	(1,384)	(1,071)
Total deferred tax liabilities	(80,891)	(79,196)
Net deferred tax assets	$10,747	$7,539
The following table summarizes changes in the Company’s valuation allowances on deferred tax (in thousands):

Balance at December 25, 2022	$32,052
Charged to costs and expenses	5,470
Other	87
Balance at December 31, 2023	$37,609
Charged to costs and expenses	6,642
Other	212
Balance at December 29, 2024	$44,463
The Company had approximately $11.7 million and $10.3 million of state deferred tax assets in separate company jurisdictions primarily related to state net operating loss carryforwards as of December 29, 2024 and December 31, 2023, respectively. Our ability to utilize these state deferred tax assets is dependent on our ability to generate earnings in future years in the respective state jurisdictions. The Company provided a full valuation allowance of $11.7 million and $10.3 million for these state deferred tax assets as we believe realization based on the more-likely-than-not criteria has not been met as of December 29, 2024 and December 31, 2023, respectively.
The Company had approximately $3.8 million and $3.0 million of state deferred tax assets related to state income tax credit carryforwards as of December 29, 2024 and December 31, 2023, respectively. Our ability to fully utilize these deferred tax assets related to state income tax credit carryforwards is dependent on our ability to generate earnings in future years in the respective state jurisdictions. The Company provided a partial valuation allowance of $0.5 million and $0.7 million against these state deferred tax assets at December 29, 2024 and December 31, 2023, respectively. We believe that a portion of these state income tax credit carryforwards would not be realizable before expiration.
The Company had approximately $9.2 million and $4.6 million of foreign net operating loss, capital loss carryovers and foreign deferred tax assets as of December 29, 2024 and December 31, 2023, respectively. The Company had approximately $9.2 million and $2.7 million of valuation allowances primarily related to the foreign net operating losses, foreign capital losses and foreign deferred tax assets at both December 29, 2024 and December 31, 2023. A substantial majority of our foreign net operating losses do not have an expiration date.
In addition, the Company had approximately $23.1 million and $23.9 million in foreign tax credit carryforwards as of December 29, 2024 and December 31, 2023, respectively, that expire ten years from inception in years 2028 through 2034. Our ability to utilize these foreign tax credit carryforwards is dependent on our ability to generate foreign earnings in future years sufficient to claim foreign tax credits in excess of foreign taxes paid in those years. The Company provided a full valuation allowance of $23.1 million and $23.9 million for these foreign tax credit carryforwards as we believe realization based on the more-likely-than-not criteria has not been met as of December 29, 2024 and December 31, 2023, respectively.
Cash for income taxes paid were $36.3 million in 2024, $12.5 million in 2023 and $11.7 million in 2022.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company, with few exceptions, is no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for years before 2020. The Company is currently undergoing examinations by various tax authorities.
The Company had $1.3 million of unrecognized tax benefits at December 29, 2024 which, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending liability for unrecognized tax benefits excluding interest and penalties is as follows, which is recorded in Other long-term liabilities in the Consolidated Balance Sheets (in thousands):

Balance at December 25, 2022	$1,162
Additions for tax positions of prior years	217
Reductions for tax positions of prior years	(321)
Balance at December 31, 2023	$1,058
Additions for tax positions of prior years	276
Reductions for tax positions of prior years	(45)
Balance at December 29, 2024	$1,289
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The Company has accrued approximately $0.2 million for the payment of interest and penalties as of December 29, 2024 and December 31, 2023.
18. Related Party Transactions
Shaquille O’Neal
On March 21, 2019, Shaquille O’Neal was appointed to our Board of Directors. On June 11, 2019, PJMF entered into an Endorsement Agreement (the “Original Endorsement Agreement”), effective March 15, 2019, with ABG-Shaq, LLC (“ABG-Shaq”), an entity affiliated with Mr. O’Neal, for the personal services of Mr. O’Neal. Pursuant to the Original Endorsement Agreement, the Company received the right and license to use Mr. O’Neal’s name, nickname, initials, autograph, voice, video or film portrayals, photograph, likeness and certain other intellectual property rights (individually and collectively, the “Personality Rights”), in each case, solely as approved by ABG-Shaq, in connection with the advertising, promotion and sale of Papa Johns-branded products. Mr. O’Neal also agreed to provide brand ambassador services related to appearances, social media and public relations matters, and to collaborate with us to develop one or more co-branded products using the Personality Rights. Mr. O’Neal and the Company developed a co-branded extra-large pizza product using the Personality Rights under an amendment to the Original Endorsement Agreement signed July 27, 2020 (the “First Amendment”).
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
●    33% (18,632) of the RSUs vested on March 15, 2024; and
●    33% (18,634) of the RSUs will vest on March 15, 2025.
The initial term of the New Endorsement Agreement ends on March 15, 2025, with an option for a one-year extension upon the parties’ mutual agreement. The New Endorsement Agreement also includes customary exclusivity, termination and indemnification clauses. The one-year extension referenced above was entered into and will be effective for the term April 1, 2025, to March 31, 2026. As consideration for the rights and services granted under this Extension Agreement, the Company and PJMF agreed to pay ABG-Shaq cash payments totaling $3.5 million plus a $100,000 donation to The Shaquille O’Neal Foundation.
Effective August 1, 2023, the Company and PJMF entered into Amendment No. 1 to the New Endorsement Agreement (“Amendment No. 1”). As consideration for rights and services granted within Amendment No. 1, the Company agreed to a pay a minimum donation of $375,000 for the benefit of The Shaquille O’Neal Foundation, of which $125,000 was paid during 2023 and the remaining $250,000 paid during 2024.
On February 22, 2024, Mr. O’Neal informed the Board of Directors of his decision not to stand for re-election as a director at the Company’s 2024 annual meeting of stockholders. His term expired at the annual meeting on May 2, 2024, at which point Mr. O’Neal was no longer considered a member of management and thus is no longer considered to be a related party under ASC 850.
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 29, 2024. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
Commitments and Contingencies
We have certain other commercial commitments where payment is contingent upon the occurrence of certain events. With our insurance programs, we are party to surety bonds with off-balance sheet risk for a total of $19.3 million as of December 29, 2024. The surety bond arrangements expire within one year but have automatic renewal clauses. These arrangements have not had, and are unlikely to have in the future, a material impact on our Consolidated Balance Sheets or Consolidated Statements of Operations.
We guarantee leases for certain Papa Johns North American franchisees who have purchased restaurants that were previously Company-owned. We are contingently liable on these leases. The leases have varying terms, the latest of which expires in 2034. As of December 29, 2024, the estimate maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $10.4 million. This contingent liability is not included in the Consolidated Balance Sheets or our future minimum lease obligations. The fair value of the guarantee is not material.
20. Equity Compensation
We award time-based restricted stock, performance-based restricted stock units, and stock options from time to time under the Papa John’s International, Inc. 2018 Omnibus Incentive Plan. There were approximately 2.0 million shares of common stock authorized for issuance and remaining available under the 2018 Omnibus Incentive Plan as of December 29, 2024, which includes 5.9 million shares transferred from the Papa John’s International 2011 Omnibus Incentive Plan.
We recorded stock-based employee compensation expense of $9.6 million in 2024, $17.9 million in 2023 and $18.4 million in 2022. At December 29, 2024, there was $17.4 million of unrecognized compensation cost related to unvested awards, of which the Company expects to recognize $10.9 million in 2025, $4.7 million in 2026, $1.4 million in 2027 and $0.4 million in 2028.
Stock Options
Options exercised, which were issued from authorized shares, included 23,000 shares in 2024, 43,000 shares in 2023 and 82,000 shares in 2022. The total intrinsic value of the options exercised during 2024, 2023 and 2022 was $0.5 million, $1.2 million and $3.4 million, respectively.
There were no options granted in 2024, 2023 or 2022. Information pertaining to option activity during 2024 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	191	$57.35
Exercised	(23)	46.64
Cancelled	(5)	61.01
Outstanding at December 29, 2024	163	$58.70	2.61	$—
Exercisable at December 29, 2024	163	$58.70	2.61	$—
Restricted Stock
We granted shares of restricted stock that are time-based and generally vest in equal installments over three years (301,000 in 2024, 190,000 in 2023 and 165,000 in 2022). Upon vesting, the shares are issued from treasury stock. These restricted shares are intended to focus participants on our long-range objectives, while at the same time serving as a retention mechanism. We consider time-based restricted stock awards to be participating securities because holders of such nonvested awards receive non-forfeitable dividends. We declared dividends totaling $0.6 million ($1.84 per share) in 2024, $0.5 million ($1.76 per share) in 2023 and $0.5 million ($1.54 per share) in 2022 to holders of time-based restricted stock.
We granted 22,000, 14,000 and 69,000 restricted stock units that are time-based and vest over a period of one to three years in 2024, 2023 and 2022, respectively. Upon vesting, the units are issued from treasury stock. Total dividends declared for these awards were insignificant to the results of our operations.
The fair value of time-based restricted stock units is based on the market price of the Company’s shares on the grant date.
Additionally, we granted stock-settled performance-based restricted stock units to executive management (250,000 units in 2024, 80,000 units in 2023, and 64,000 units in 2022).
Historically, the performance-based restricted stock units required the achievement of certain performance and market factors, which consist of the Company’s Total Shareholder Return (“TSR”) relative to a predetermined peer group. Starting in 2024, awards granted include a cumulative system-wide sales metric as measured over the fiscal years 2024, 2025, and 2026 in addition to the TSR metric. Therefore, these awards are comprised of two distinct components each representing 50% of the total award that each have a separate grant date fair value. The grant-date fair value of the TSR metric was determined using the Monte Carlo simulation model and compensation expense is recognized over the vesting period regardless of the metric being achieved. The grant-date fair value of the cumulative system-wide sales metric was set at the grant date stock price and compensation expense is recognized over the vesting period based on the Company’s expectation of achieving the performance metric. Additional one-time performance-based restricted stock units with a four year cliff vesting period were also granted in 2024, which require the satisfaction of applicable stock price hurdles. The grant-date fair value of these one-time awards were determined through the use of a Monte Carlo simulation model.
The following is a summary of the significant assumptions used in estimating the fair value of the performance-based restricted stock units granted in 2024, 2023 and 2022:

Assumptions:	2024	2023	2022
Risk-free interest rate	3.6 - 4.4%	4.5%	1.5%
Expected volatility	34.0 - 34.8%	38.6%	45.0%
The risk-free interest rate for the periods within the contractual life of the performance-based restricted stock unit is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was estimated using the Company’s historical share price volatility for a period similar to the expected life of the performance-based restricted stock unit.
The performance-based restricted stock units granted generally vest over three years (cliff vest) and are expensed over the vesting period. The weighted average grant-date fair value of performance-based restricted stock units granted during 2024, 2023 and 2022 was $37.87, $88.43 and $113.90, respectively.
Information pertaining to time-based restricted stock and performance-based restricted stock units during 2024 is as follows (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Total as of December 31, 2023	483	$93.27
Granted	574	51.11
Forfeited	(225)	86.29
Vested	(185)	93.43
Total as of December 29, 2024	647	$58.05
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
In addition, we maintain a non-qualified deferred compensation plan available to certain employees and directors. Under this plan, the participants may defer a certain amount of their compensation, which is credited to the participants’ accounts. The participant-directed investments associated with this plan are included in Other assets ($30.8 million and $29.4 million at December 29, 2024 and December 31, 2023, respectively) and the associated liabilities ($28.2 million and $28.3 million at December 29, 2024 and December 31, 2023) are included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.
We contributed a matching payment of 4% of a participating employee’s earnings deferred into the 401(k) Plan in 2024, 2023 and 2022. Such costs were $4.8 million in 2024, $4.3 million in 2023 and $4.4 million in 2022.
22. Divestitures
Sale-Leaseback of Texas and Florida Quality Control Centers
On August 2, 2024, the Company finalized the sale and subsequent leaseback of two Domestic Quality Control Center properties (“QC Centers”) in Texas and Florida for an aggregate purchase price of $46.7 million. Under the terms of the leases, each of which commenced on August 2, 2024, the Company will lease the QC Centers for 17 years with two five-year renewal options. The Company will pay annual rents under the operating leases of the Texas and Florida QC Centers of $2.0 million and $1.0 million, respectively, for the first year with annual rents increasing by 2.75% thereafter. During the year ended December 29, 2024, we recorded a pre-tax gain on sale of approximately $41.3 million, net of transaction costs, which was recorded within General and administrative expenses in the Consolidated Statements of Operations, and sales proceeds of $46.7 million were recorded as investing cash inflows within the Consolidated Statements of Cash Flows.
Refranchising Transactions
On September 30, 2024, the Company refranchised 15 Domestic Company-owned restaurants to an existing franchisee for a purchase price of approximately $2.6 million. In connection with the divestiture, we recorded non-cash impairment and remeasurement charges of $5.5 million for the year ended December 29, 2024 to remeasure the net assets within the disposal group to fair value, less estimated costs to sell. The remeasurement charges were recorded within General and administrative expenses in the Consolidated Statements of Operations. The Company recorded a note receivable of $2.6 million as consideration received, which was a noncash investing activity during the year ended December 29, 2024. The Company also completed the refranchising of 60 formerly Company-owned restaurants in the UK to primarily existing franchisees, which is described in more detail in “Note 16. Restructuring.”
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
23. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and principally generates revenues from retail sales of pizza and other food and beverage products. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and collection of royalties from our franchisees located in the United States and Canada. The North America commissary segment consists of the operations of our regional dough production and product distribution centers and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment consists of the operations of all Company-owned restaurants located in the UK, as well as distribution sales to franchised Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. Our reportable segments are business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies.
All other business units that do not meet the quantitative or qualitative thresholds for determining reportable segments, which are not operating segments, we refer to as “All Other”. These consist of operations that derive revenues from franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms. Prior to the sale of Preferred Marketing Solutions in the fourth quarter of 2023, All Other included revenues from the sale of printing and promotional items (principally to Company-owned and franchised restaurants).
Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance and allocates resources to our segments based on Adjusted operating income. This measure excludes certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. During the annual budget and forecasting process, the CODM uses Adjusted operating income to allocate resources (including employees, property, and financial or capital resources) to the segments. The CODM regularly reviews trends in Adjusted operating income on at least a quarterly basis to evaluate the profitability of the segments and to make resource allocation decisions. When our CODM reviews balance sheet information, it is at a consolidated level.
Certain administrative and capital costs are allocated to our segments based upon predetermined rates or estimated resource usage. In the fourth quarter of 2024, we updated our internal cost allocation methodology to reflect recent changes in the business, including changes to the CODM and ongoing transformation projects. The methodology updates better align corporate cost allocations with how the CODM allocates resources to the segments and evaluates segment profitability, and result in reductions to the Adjusted operating income of our segments. These changes are offset in Unallocated corporate expenses and have no impact on consolidated operating income. We have chosen to prospectively adopt this update in allocation methodology and the comparative information has not been restated.
Segment Results
The tables below present our operating results by segment (in thousands). The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM. A reconciliation to Company results is included in the following section.

	Year Ended December 29, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$692,736	$139,091	$831,774	$174,054	$1,837,655
Intersegment revenues	—	4,150	205,234	—	209,384
Revenues	$692,736	$143,241	$1,037,008	$174,054	$2,047,039

Less costs and expenses(a):
COS - Product Costs	$207,704	$—	$756,170	$51,889	$1,015,763
COS - Salaries & Benefits	226,325	—	116,645	13,759	356,729
General & Administrative (b)	39,822	35,064	37,690	38,379	150,955
Other Segment Expenses (c)	194,216	—	77,945	56,259	328,420
Adjusted operating income	$24,669	$108,177	$48,558	$13,768	$195,172

	Year Ended December 31, 2023
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$726,362	$144,550	$852,361	$182,487	$1,905,760
Intersegment revenues	—	4,267	210,614	—	214,881
Revenues	$726,362	$148,817	$1,062,975	$182,487	$2,120,641

Less costs and expenses(a):
COS - Product Costs	$215,545	$—	$787,966	$54,514	$1,058,025
COS - Salaries & Benefits	238,434	—	118,678	17,853	374,965
General & Administrative	40,714	15,017	36,960	31,271	123,962
Other Segment Expenses (c)	198,199	—	76,055	59,794	334,048
Adjusted operating income	$33,470	$133,800	$43,316	$19,055	$229,641

	Year Ended December 25, 2022
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$708,389	$137,399	$869,634	$158,682	$1,874,104
Intersegment revenues	—	4,122	217,570	—	221,692
Revenues	$708,389	$141,521	$1,087,204	$158,682	$2,095,796

Less costs and expenses(a):
COS - Product Costs	$218,732	$—	$820,636	$57,781	$1,097,149
COS - Salaries & Benefits	237,095	—	113,357	4,117	354,569
General & Administrative	29,510	13,639	33,291	21,889	98,329
Other Segment Expenses (c)	198,674	—	77,389	47,360	323,423
Adjusted operating income	$24,378	$127,882	$42,531	$27,535	$222,326
______________________________
(a) Costs and expenses excludes certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation table that follows).

(b) As noted in the commentary above, the Company prospectively adjusted for updates in internal cost allocation methodologies in 2024, which increased the amount of internal general and administrative expenses allocated to the segments from Unallocated corporate expenses. The allocation updates resulted in the following increases to segment G&A in 2024: $0.4 million to Domestic Company-Owned restaurants, $22.9 million to North America franchising, $3.3 million to International and $0.1 million to North America commissaries. There was no impact on overall company profitability, as the change was offset within Unallocated corporate expenses (see reconciliation table below).
(c) Other Segment Expenses represents all operating expenses that are not included in the significant segment expense categories. The components of Other Segment Expenses are: other cost of sales that are not included in “COS - Product Costs” or “COS - Salaries & Benefits” (including, but not limited to, delivery expenses, Company-owned restaurant advertising costs, insurance, rent, utilities, and aggregator fees), advertising costs, depreciation and amortization costs, and other operating expenses.
Reconciliation of Segment Results to Company Results
The following table reconciles Total Revenues from our segments to Total Revenues and Total Adjusted operating income from our segments to Income before income taxes (in thousands):

	Year Ended
	2024	2023	2022
Total Revenues from our segments	$2,047,039	$2,120,641	$2,095,796
All Other revenue (a)	279,385	296,440	298,282
Elimination of intersegment revenue	(267,037)	(281,368)	(291,975)
Total Revenues	$2,059,387	$2,135,713	$2,102,103

	Year Ended
	2024	2023	2022
Total Adjusted operating income from our segments	$195,172	$229,641	$222,326
All Other profit (a)	4,065	10,116	10,084
Unallocated corporate expenses (b)	(51,054)	(82,759)	(74,043)
Elimination of intersegment (profit) loss	—	27	(905)
Other income/(expense) adjustments (c)	8,521	(9,883)	(48,432)
Operating income	156,704	147,142	109,030
Net interest expense	(42,578)	(43,469)	(25,261)
Income before income taxes	$114,126	$103,673	$83,769
______________________________
(a) As noted in the commentary above, All Other revenue and profit is derived from business units that do not meet the quantitative or qualitative thresholds for determining reportable segments, including: franchise contributions to marketing funds, information systems and related services used in restaurant operations, and sale of printing and promotional items (principally to Company-owned and franchised restaurants).
(b) Unallocated corporate expenses represent administrative fees incurred by the restaurant support centers, including: information systems and related services, corporate salaries and bonuses, stock compensation expense, and other corporate costs.
(c) Other income/(expense) adjustments represent certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of Adjusted operating income. For the periods above, the adjustments include:

	Year Ended
(In thousands)	December 29, 2024	December 31, 2023	December 25, 2022
Gain on sale of QC Center properties (See Note 22)	$41,289	$—	$—
International restructuring costs (See Note 16)	(27,273)	(2,178)	—
Refranchising and impairment losses	(5,495)	—	(26,702)
UK repositioning and acquisition-related costs	—	(4,243)	(5,223)
Legal settlements	—	(577)	(15,000)
Other costs	—	(2,885)	(1,507)
Total adjustments	$8,521	$(9,883)	$(48,432)

Depreciation and Amortization by Segment
The following table presents depreciation and amortization by segment.

(In thousands)	2024	2023	2022
Depreciation and amortization:
Domestic Company-owned restaurants	$16,560	$14,184	$11,495
North America commissaries	15,780	16,046	13,299
International	4,134	3,167	1,774
All Other	22,396	15,572	12,681
Unallocated corporate expenses	10,537	15,121	12,783
Total depreciation and amortization	$69,407	$64,090	$52,032
Disaggregation of Revenue
Our segments earn revenue from both external and internal customers. No single external customer accounted for 10% or more of our total revenues. We account for intercompany sales and transfers as if the sales or transfers were to third parties and subsequently eliminate the activity. The accounting policies of our segments are the same as those described in Note 2. Significant Accounting Policies.
In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Year Ended December 29, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$692,736	$—	$—	$31,930	$—	$—	$724,666
Franchise royalties and fees	—	143,241	—	47,941	—	(4,150)	187,032
Commissary revenues	—	—	1,037,008	67,890	—	(205,234)	899,664
Other revenues	—	—	—	12,701	85,914	(14,933)	83,682
Advertising funds revenue	—	—	—	13,592	193,471	(42,720)	164,343
Total Revenues	$692,736	$143,241	$1,037,008	$174,054	$279,385	$(267,037)	$2,059,387

	Year Ended December 31, 2023
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$726,362	$—	$—	$34,463	$—	$—	$760,825
Franchise royalties and fees	—	148,817	—	50,437	—	(4,267)	194,987
Commissary revenues	—	—	1,062,975	72,287	—	(210,614)	924,648
Other revenues	—	—	—	12,617	101,789	(16,369)	98,037
Advertising funds revenue	—	—	—	12,683	194,651	(50,118)	157,216
Total Revenues	$726,362	$148,817	$1,062,975	$182,487	$296,440	$(281,368)	$2,135,713

	Year Ended December 25, 2022
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$708,389	$—	$—	$—	$—	$—	$708,389
Franchise royalties and fees	—	141,521	—	49,422	—	(4,122)	186,821
Commissary revenues	—	—	1,087,204	80,481	—	(217,570)	950,115
Other revenues	—	—	—	14,135	107,194	(19,683)	101,646
Advertising funds revenue	—	—	—	14,644	191,088	(50,600)	155,132
Total Revenues	$708,389	$141,521	$1,087,204	$158,682	$298,282	$(291,975)	$2,102,103
24. Acquisitions
UK Franchisee Acquisitions
During 2023, as part of our investment to reposition our UK business, the Company acquired a portfolio of 118 previously franchised Papa Johns restaurants in the UK market (collectively referred to as the “UK franchisee acquisitions”). During the year ended December 31, 2023, the Company incurred $2.1 million of acquisition and transition costs related to the UK franchisee acquisitions. These expenses were recorded within General and administrative expenses and within the International segment in the Consolidated Statements of Operations. The results of operations of the acquired restaurants after their respective acquisition dates are included within the International segment in the Company’s Consolidated Statements of Operations. The impact of the acquisitions was not material to the Company’s Consolidated Financial Statements.
The UK franchisee acquisitions have been accounted for as business combinations. As such, the Company concluded that the consideration was measured at fair value and has recorded the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. Total consideration was approximately $15.2 million, of which $13.7 million was pre-existing accounts receivable and notes receivable and is classified as a noncash investing transaction within the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Assets acquired include approximately $10.6 million of property and equipment, net, $0.3 million of inventories and other assets and $4.3 million of goodwill. The Company recorded acquisition accounting adjustments of $0.1 million during the year ended December 29, 2024 to increase property and equipment to fair value as a result of the finalization of our valuation of acquired property and equipment.
The total goodwill recognized in conjunction with the UK franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the International operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to expected future benefits stemming from further control of the Company’s brand name in our most prominent international market. Goodwill also includes certain other benefits that do not qualify for recognition as intangible assets, such as an assembled workforce.
Domestic Acquisitions
We acquired one Domestic restaurant during the year ended December 29, 2024 and ten Domestic restaurants during the year ended December 31, 2023. Cash payments, net of cash acquired related to these acquisitions were $0.1 million and $4.1 million during the years ended December 29, 2024 and December 31, 2023, respectively, which were classified as cash used in investing activities within the Consolidated Statements of Cash Flows. The effect of the acquisitions was not material to the Company’s Consolidated Financial Statements.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2024.
Ernst & Young LLP, an independent registered public accounting firm, has audited the 2024 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 29, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Papa John’s International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Papa John’s International, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Papa John’s International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Louisville, Kentucky
February 27, 2025

Item 9B. Other Information
During the fiscal quarter ended December 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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
We have adopted a written code of ethics that applies to our directors, officers and employees. We will post all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website to the extent permitted by Nasdaq. Our code of ethics can be found on our website, which is located at www.papajohns.com.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information as of December 29, 2024 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	163,109	$58.70	2,025,747
Equity compensation plans not approved by security holders *	65,688	—	—
Total	228,797	$58.70	2,025,747
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
Item 15. Exhibits, Financial Statement Schedules
(a)(1)Financial Statements:
The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023
•Consolidated Statements of Operations for the years ended December 29, 2024, December 31, 2023, and December 25, 2022
•Consolidated Statements of Comprehensive Income for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Consolidated Statements of Stockholders’ Deficit for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Consolidated Statements of Cash Flows for the years ended December 29, 2024, December 31, 2023 and December 25, 2022
•Notes to Consolidated Financial Statements
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

10.5*
Papa John’s International, Inc. Deferred Compensation Plan, as amended through December 5, 2012. Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 is incorporated herein by reference.

10.6*
Papa John’s International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated, effective January 1, 2025. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the same fiscal quarter ended September 29, 2024 is incorporated herein by reference.

10.7*	Papa John’s International, Inc. 2018 Omnibus Incentive Plan. Exhibit 4.1 to our report on Form 8-K as filed on May 8, 2018 is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.8*	Papa John’s International, Inc. Amended and Restated Change of Control Severance Plan. Exhibit 10.1 to our report on Form 8-K filed on November 4, 2020 is incorporated herein by reference.

10.9*
Amendment No. 1 to the Company’s Amended and Restated Change of Control Severance Plan, dated August 6, 2024 (incorporated by reference to our Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 filed on August 8, 2024).

10.10*	Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2012 is incorporated herein by reference.

10.11*	Amendment to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.2 to our report on Form 8-K as filed on November 2, 2018 is incorporated herein by reference.

10.12*	Amendment No. 2 to Papa John’s International, Inc. Severance Pay Plan. Exhibit 10.1 to our report on Form 8-K as filed on December 7, 2020 is incorporated herein by reference.

10.13
Amendment No. 1, dated as of May 30, 2023, to Amended and Restated Credit Agreement, dated as of September 14, 2021, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2023 is incorporated herein by reference.

10.14*	Form of Performance-Based Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2024).

10.15**	Form of 2024 Restricted Stock Agreement under 2018 Omnibus Incentive Plan.

10.16**	Form of 2024 Performance-Based Restricted Stock Unit Agreement under 2018 Omnibus Incentive Plan.

19**	Insider Trading Policy

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**	Section 302 Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2**	Section 302 Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Clawback Policy. Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by reference.

Exhibit Number	Description of Exhibit
101
Financial statements from the Annual Report on Form 10-K of Papa John’s International, Inc. for the year ended December 29, 2024, filed on February 27, 2025 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________
* Compensatory plan required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.
** Filed herewith.

Item 16. Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2025		PAPA JOHN’S INTERNATIONAL, INC.

	By:	/s/ Todd A. Penegor
Todd A. Penegor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher L. Coleman	Chairman	February 27, 2025
Christopher L. Coleman

/s/ Todd A. Penegor	President and Chief Executive Officer	February 27, 2025
Todd. A. Penegor	(Principal Executive Officer and Director)

/s/ Ravi M. Thanawala	Chief Financial Officer & EVP, International	February 27, 2025
Ravi M. Thanawala	(Principal Financial Officer and Principal Accounting Officer)

/s/ John W. Garratt	Director	February 27, 2025
John W. Garratt

/s/ Stephen L. Gibbs	Director	February 27, 2025
Stephen L. Gibbs

/s/ Laurette T. Koellner	Director	February 27, 2025
Laurette T. Koellner

/s/ Jocelyn C. Mangan	Director	February 27, 2025
Jocelyn C. Mangan

/s/ Sonya E. Medina	Director	February 27, 2025
Sonya E. Medina

/s/ John C. Miller	Director	February 27, 2025
John C. Miller