Form 10-Q
period 2025-03-30
PAPA JOHNS INTERNATIONAL INC
filed 2025-05-08
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At May 2, 2025, there were 32,738,435 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 30, 2025	December 29, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,012	$37,955
Accounts receivable, net	99,908	101,677
Notes receivable, current portion	4,978	4,928
Income tax receivable	2,796	2,214
Inventories	37,195	35,245
Prepaid expenses and other current assets	53,226	48,586
Total current assets	242,115	230,605
Property and equipment, net	271,952	273,272
Finance lease right-of-use assets, net	42,091	28,761
Operating lease right-of-use assets	177,885	184,425
Notes receivable, less current portion, net	7,174	8,867
Goodwill	75,916	75,460
Other assets	80,955	87,562
Total assets	$898,088	$888,952

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$68,939	$61,842
Income and other taxes payable	14,853	11,987
Accrued expenses and other current liabilities	149,114	155,579
Current deferred revenue	13,703	15,519
Current finance lease liabilities	10,069	7,280
Current operating lease liabilities	26,221	25,756
Total current liabilities	282,899	277,963
Deferred revenue	20,324	21,287
Long-term finance lease liabilities	33,569	22,885
Long-term operating lease liabilities	172,463	173,557
Long-term debt, less current portion, net	741,933	741,650
Other long-term liabilities	62,839	64,923
Total liabilities	1,314,027	1,302,265

Redeemable noncontrolling interests	870	903

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,283 at March 30, 2025 and 49,283 at December 29, 2024)	493	493
Additional paid-in capital	449,625	452,449
Accumulated other comprehensive loss	(7,540)	(8,456)
Retained earnings	235,794	241,717
Treasury stock (16,555 shares at March 30, 2025 and 16,637 shares at December 29, 2024, at cost)	(1,110,306)	(1,115,729)
Total stockholders’ deficit	(431,934)	(429,526)
Noncontrolling interests in subsidiaries	15,125	15,310
Total Stockholders’ deficit	(416,809)	(414,216)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$898,088	$888,952
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2025	March 31, 2024

Revenues:
Company-owned restaurant sales	$173,881	$191,251
Franchise royalties and fees	48,056	47,153
Commissary revenues	228,941	217,512
Other revenues	23,757	20,935
Advertising funds revenue	43,674	37,065
Total revenues	518,309	513,916
Costs and expenses:
Cost of sales	366,496	367,666
General and administrative expenses	65,167	57,877
Depreciation and amortization	18,343	17,674
Advertising funds expense	44,338	36,981
Total costs and expenses	494,344	480,198
Operating income	23,965	33,718
Net interest expense	(10,079)	(11,063)
Income before income taxes	13,886	22,655
Income tax expense (a)	(4,543)	(7,741)
Net income	9,343	14,914
Net income attributable to noncontrolling interests	(121)	(278)
Net income attributable to the Company	$9,222	$14,636

Net income attributable to common shareholders	$9,028	$14,636

Basic earnings per common share	$0.28	$0.45
Diluted earnings per common share	$0.27	$0.44

Basic weighted average common shares outstanding	32,778	32,644
Diluted weighted average common shares outstanding	32,920	32,909
(a) Note that we have changed the signage of income tax expense from historic presentation for consistency purposes.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024

Net income	$9,343	$14,914
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,098	(546)
Interest rate swaps (1)	92	868
Other comprehensive income (loss), before tax	1,190	322
Income tax effect:
Foreign currency translation adjustments	(253)	123
Interest rate swaps (2)	(21)	(196)
Income tax effect	(274)	(73)
Other comprehensive income (loss), net of tax	916	249
Comprehensive income before attribution to noncontrolling interests	10,259	15,163
Less: comprehensive income, redeemable noncontrolling interests	(30)	(99)
Less: comprehensive income, nonredeemable noncontrolling interests	(91)	(179)
Comprehensive income attributable to the Company	$10,138	$14,885
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $(56) and $200 for the three months ended March 30, 2025 and March 31, 2024, respectively.
(2)    The income tax effects of amounts reclassified out of accumulated other comprehensive loss were $13 and $(45) for the three months ended March 30, 2025 and ended March 31, 2024, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended March 30, 2025
Balance at December 29, 2024	32,646	$493	$452,449	$(8,456)	$241,717	$(1,115,729)	$15,310	$(414,216)
Net income (1)	—	—	—	—	9,222	—	91	9,313
Other comprehensive income (loss), net of tax	—	—	—	916	—	—	—	916
Dividends on common stock of ($0.46 per share)	—	—	29	—	(15,145)	—	—	(15,116)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,669	—	—	—	—	3,669
Issuance of restricted stock	103	—	(5,215)	—	—	5,215	—	—
Tax effect of restricted stock awards	(24)	—	(1,120)	—	—	—	—	(1,120)
Distributions to noncontrolling interests	—	—	—	—	—	—	(276)	(276)
Other	3	—	(187)	—	—	208	—	21
Balance at March 30, 2025	32,728	$493	$449,625	$(7,540)	$235,794	$(1,110,306)	$15,125	$(416,809)
(1)    Net income to the Company for the three months ended March 30, 2025 excludes $30 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At March 30, 2025, the accumulated other comprehensive loss of $7,540 was comprised of net unrealized foreign currency translation loss of $7,486 and net unrealized loss on the interest rate swap agreements of $54.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended March 31, 2024
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (1)	—	—	—	—	14,636	—	179	14,815
Other comprehensive income (loss), net of tax	—	—	—	249	—	—	—	249
Dividends on common stock of ($0.46 per share)	—	—	32	—	(15,055)	—	—	(15,023)
Exercise of stock options	18	1	840	—	—	—	—	841
Acquisition of Company common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	(370)	—	—	—	—	(370)
Issuance of restricted stock	141	—	(4,710)	—	—	4,710	—	—
Tax effect of restricted stock awards	(45)	—	(3,192)	—	—	—	—	(3,192)
Distributions to noncontrolling interests	—	—	—	—	—	—	(222)	(222)
Other	2	—	(97)	—	—	192	—	95
Balance at March 31, 2024	32,604	$493	$444,793	$(7,554)	$218,608	$(1,118,196)	$15,433	$(446,423)
(1)    Net income to the Company for the three months ended March 31, 2024 excludes $99 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At March 31, 2024, the accumulated other comprehensive loss of $7,554 was comprised of net unrealized foreign currency translation loss of $7,912 and net unrealized gain on the interest rate swap agreements of $358.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024

Operating activities
Net income	$9,343	$14,914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	1,712	604
Depreciation and amortization	18,343	17,674
Deferred income taxes	1,157	532
Stock-based compensation expense	3,669	(370)
Impairment loss	6,308	7,554
Loss on disposal of property and equipment	151	688
Other	(97)	302
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,344	5,750
Income tax receivable	(541)	660
Inventories	(1,881)	(1,981)
Prepaid expenses and other current assets	(4,854)	(2,252)
Other assets and liabilities	(2,591)	1,873
Accounts payable	5,242	(14,546)
Income and other taxes payable	3,144	4,718
Accrued expenses and other current liabilities	(11,911)	(18,166)
Deferred revenue	(2,794)	(1,284)
Advertising fund assets and liabilities	5,592	(4,683)
Net cash provided by operating activities	31,336	11,987
Investing activities
Purchases of property and equipment	(12,231)	(13,058)
Notes issued	—	(154)
Repayments of notes issued	978	886
Proceeds from investments	4,739	2,275
Other	(569)	(101)
Net cash used in investing activities	(7,083)	(10,152)
Financing activities
Net (repayments of) proceeds from revolving credit facilities	(196,838)	5,300
Proceeds from term loan	200,000	—
Debt issuance costs	(2,991)	—
Proceeds from exercise of stock options	—	840
Dividends paid to common stockholders	(15,174)	(15,068)
Tax payments for equity award issuances	(1,120)	(3,192)
Distributions to noncontrolling interests	(339)	(231)
Principal payments on finance leases	(2,392)	(2,433)
Other	287	182
Net cash used in financing activities	(18,567)	(14,602)
Effect of exchange rate changes on cash and cash equivalents	371	(52)
Change in cash and cash equivalents	6,057	(12,819)
Cash and cash equivalents at beginning of period	37,955	40,587
Cash and cash equivalents at end of period	$44,012	$27,768
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 30, 2025
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 29, 2024.
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
During the year ended December 29, 2024, the Company implemented several financial statement changes in its Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics. Presentation changes to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the three months ended March 31, 2024 have been reclassified for consistency with the current year presentation.
Additionally, during the year ended December 29, 2024, the Company updated its internal cost allocation methodology to better reflect current levels of time and effort spent managing our different segments. These updates resulted in a higher allocation of previously unallocated corporate expenses to primarily each of the North America franchising and International segments. This update in methodology did not impact total reported expenses and was implemented prospectively beginning with the year ended December 29, 2024, and as such comparative information has been recast.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at March 30, 2025 and March 31, 2024, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.
Net income attributable to these joint ventures for the three months ended March 30, 2025 and March 31, 2024 was as follows:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Papa John’s International, Inc.	$275	$592
Redeemable noncontrolling interests	30	99
Nonredeemable noncontrolling interests	91	179
Total net income	$396	$870
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
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Management judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. The effective income tax rate includes the estimated domestic state effective income tax rate and applicable foreign income tax rates. The effective income tax rate is also impacted by various permanent items and credits, net of any related valuation allowances, and can vary based on changes in estimated annual income. Discrete items are recorded in the quarter in which they occur.
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 30, 2025 and December 29, 2024 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
March 30, 2025
Financial assets:
Cash surrender value of life insurance policies (a)	$25,165	$25,165	$—	$—

Financial liabilities:
Interest rate swaps (b)	$70	$—	$70	$—

December 29, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$30,775	$30,775	$—	$—

Financial liabilities:
Interest rate swaps (b)	$161	$—	$161	$—
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
There were no transfers among levels within the fair value hierarchy during the three months ended March 30, 2025 or fiscal year 2024.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term loan borrowings under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. See “Note 8. Debt” for further discussion on the amendment to our credit agreement executed during the first quarter of 2025. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of March 30, 2025 and December 29, 2024:

	March 30, 2025		December 29, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$375,000	$400,000	$356,000
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 29, 2024	$8,468	$15,238
Current period provision for expected credit losses, net	458	1,254
Write-offs charged against the allowance	(677)	—
Balance at March 30, 2025	$8,249	$16,492
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
Tornado Impact
During the first quarter of 2025, a tornado caused real and personal property damage to the Company’s leased Quality Control Center (“QC Center”) in Grand Prairie, Texas. The Company recorded pre-tax expenses of $0.9 million during the three months ended March 30, 2025 related to these damages, which primarily reflect operating lease right-of-use asset impairment charges related to the leased property offset by expected property-related insurance proceeds. Expenses incurred and the related anticipated insurance proceeds were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At March 30, 2025, we leased and subleased approximately 350 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.6 million and $2.3 million for the three months ended March 30, 2025 and March 31, 2024, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 75 Domestic leases. These leases have varying terms, the latest of which expires in 2034. As of March 30, 2025, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $9.8 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$550	$386
Financing cash flows from finance leases	2,392	2,433
Operating cash flows from operating leases (a)	10,488	9,855
Right-of-use assets obtained in exchange for new finance lease liabilities	15,664	1,496
Right-of-use assets obtained in exchange for new operating lease liabilities	5,458	4,738
Cash received from sublease income	2,539	1,753
___________________________________
(a)    Included within the change in Other assets and liabilities within the Condensed Consolidated Statements of Cash Flows offset by non-cash operating lease right-of-use asset amortization and lease liability accretion.
4. Papa John’s Marketing Fund, Inc.
PJMF, which is a consolidated VIE where the Company has been identified as the primary beneficiary, collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Contributions and expenditures are reported on a gross basis in the Condensed Consolidated Statements of Operations within Advertising funds revenue and Advertising funds expense, respectively. PJMF also has a wholly-owned subsidiary, Papa Card, Inc., which administers the Company’s gift card programs.

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	March 30, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$19,298	$12,038
Accounts receivable, net	16,289	17,854
Prepaid expenses and other current assets	2,099	2,683
Total current assets	37,686	32,575
Deferred income taxes	1,019	1,019
Other assets	104	122
Total assets	$38,809	$33,716

Liabilities
Current liabilities:
Income and other taxes payable	340	298
Accrued expenses and other current liabilities	36,078	30,324
Current deferred revenue	4,425	4,911
Total current liabilities	40,843	35,533
Deferred revenue	2,553	2,783
Total liabilities	$43,396	$38,316
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Condensed Consolidated Balance Sheets. During the three months ended March 30, 2025 and March 31, 2024, the Company recognized $9.7 million and $8.1 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	March 30, 2025	December 29, 2024	Change
Unearned franchise fees and royalties	$21,103	$21,860	$(757)
Unredeemed gift card liabilities	6,978	7,694	(716)
Customer loyalty program obligations	5,946	7,252	(1,306)
Total contract liabilities	$34,027	$36,806	$(2,779)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $17.3 million and $16.6 million, respectively, at March 30, 2025 and December 29, 2024. For the three months ended March 30, 2025 and March 31, 2024, revenue was reduced approximately $1.5 million and $1.2 million, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Franchise fees	$3,285	$2,945	$2,720	$2,475	$2,229	$4,985	$18,639
At March 30, 2025, approximately $2.5 million of area development fees related to unopened restaurants and International unearned franchise fees are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant sales when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of March 30, 2025 and December 29, 2024. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.7 million shares at March 30, 2025, compared to 32.6 million shares at December 29, 2024.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended March 30, 2025 or March 31, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of March 30, 2025.
The timing and volume of share repurchases under the Company’s share repurchase programs may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the programs may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase programs may be commenced or suspended from time to time at the Company’s discretion without prior notice. Funding for the share repurchase programs will be provided through our credit facility, operating cash flow and cash and cash equivalents.
Dividends
The Company paid aggregate cash dividends of approximately $15.2 million ($0.46 per share) for the three months ended March 30, 2025. On May 1, 2025, our Board of Directors declared a second quarter dividend of $0.46 per common share (approximately $15.4 million in the aggregate), which will be paid on May 30, 2025 to stockholders of record as of the close of business on May 19, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
7. Earnings per Share
We compute earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. Time-based restricted stock awards are participating securities because holders of such unvested shares have rights to receive non-forfeitable dividends. Under the two-class method, total dividends provided to the holders of participating securities are subtracted from net income attributable to the Company to determine net income attributable to common shareholders. The Company may, at its sole discretion, require any dividends paid on the unvested restricted stock awards to be paid in shares rather than in cash, which could then be forfeited if the employee forfeits the underlying awards.
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
The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended
	March 30, 2025	March 31, 2024
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$9,222	$14,636
Net income attributable to participating securities	(194)	—
Net income attributable to common shareholders	$9,028	$14,636

Basic earnings per common share
Basic weighted average common shares outstanding	32,778	32,644
Basic earnings per common share	$0.28	$0.45

Diluted earnings per common share
Weighted average common shares outstanding	32,778	32,644
Dilutive effect of outstanding equity awards (a)	142	265
Diluted weighted average common shares outstanding	32,920	32,909
Diluted earnings per common share	$0.27	$0.44
___________________________________
(a)    Excludes 219,417 and 103,000 shares underlying equity awards for the three months ended March 30, 2025 and March 31, 2024, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	March 30, 2025	December 29, 2024
Senior Notes	$400,000	$400,000
Term Loan	200,000	—
Revolving Facilities	149,893	346,732
Outstanding debt	$749,893	$746,732
Unamortized debt issuance costs	(7,960)	(5,082)
Total long-term debt, net	$741,933	$741,650
Senior Notes
On September 14, 2021, the Company issued $400.0 million of 3.875% Senior Notes (the “Notes”) which mature on September 15, 2029. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year at a fixed interest rate of 3.875% per annum. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for further description of the provisions and covenant requirements under the Senior Notes.

Term Loan and Revolving Facilities
On March 26, 2025, the Company amended and restated the Amended and Restated Credit Agreement, dated as of September 14, 2021 and amended May 30, 2023 (together, the “Previous Credit Agreement”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”), of which up to $40.0 million is available as swingline loans and up to $80.0 million as letters of credit. The PJI Credit Facilities will mature on March 26, 2030 (the “Maturity Date”) with term loans amortizing in quarterly installments commencing on June 30, 2026 in amounts as set forth in the Second Amended and Restated Credit Agreement and the unpaid balance maturing on the Maturity Date. The remaining availability under the PJI Revolving Facility was approximately $450.1 million as of March 30, 2025. Future principal maturities under the Term Loan by year are as follows (in thousands):

2025	$—
2026	7,500
2027	13,750
2028	15,000
2029	18,750
Thereafter	145,000
Total	$200,000
The Term Loan was advanced in full at the closing of the Second Amended and Restated Credit Agreement, with the proceeds used to repay borrowings outstanding under the senior secured revolving credit facility under the Previous Credit Agreement. The Company incurred $3.2 million of lender and third-party fees, which are being amortized into Net interest expense over the term of the Second Amended and Restated Credit Agreement. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for further description of other key provisions and covenant requirements under the Second Amended and Restated Credit Agreement, which are similar to the terms of the Previous Credit Agreement.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2024. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2025, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The Company did not have any borrowings under the PJMF Revolving Facility as of March 30, 2025 or December 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Credit Facilities. As of March 30, 2025, we have the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
We have designated the interest rate swaps as cash flow hedges and assess hedge effectiveness on a quarterly basis. The interest rate swaps are recorded at fair value at each reporting date, and any unrealized gains or losses are included in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassified to Net interest expense in the Condensed Consolidated Statements of Operations in the same period or periods during which the hedged transaction affect earnings. On April 25, 2025, as part of our strategy to manage interest rate risk exposure beyond the maturity date of the interest rate swaps listed above, the Company entered into a new interest rate swap with a notional value of $50.0 million at a 3.49% fixed rate that matures on April 25, 2028.
The following table provides information on the location and amounts of our current swaps in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value March 30, 2025	Fair Value December 29, 2024
Accrued expenses and other current liabilities	$70	$161
The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
March 30, 2025	$71	Interest expense	$(56)	$(10,079)
March 31, 2024	$672	Interest expense	$200	$(11,063)
Net interest paid, including payments made or received under the swaps, was $17.6 million and $14.5 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

9. Restructuring

International Restructuring
In December 2023, the Company announced international transformation initiatives (the “International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position our largest markets, including the UK, for long-term profitable growth and brand strength. During fiscal 2023 and 2024, the Company implemented approved initiatives under the International Transformation Plan related to establishing new regional hubs across APAC (Asia Pacific), EMEA (Europe, Middle East and Africa), and Latin America.
During 2024, the Company commenced the next phase of the International Transformation Plan, which involves strategic restaurant closures and divestitures in the UK in order to optimize the Company’s UK restaurant portfolio and improve overall profitability by closing unprofitable locations and enhancing profitability across the remaining portfolio of Company-owned restaurants. Execution on this phase resulted in the closure of 43 underperforming UK Company-owned restaurants and 30 franchised locations during 2024. As of March 31, 2024, indicators of potential impairment existed specific to the pending UK Company-owned restaurant closures, and as such the Company performed a recoverability test and determined that the carrying amount of the related asset groups were not recoverable. As a result, we recognized impairment charges during the three months ended March 31, 2024 for the amount by which the carrying value exceeded the estimated fair value of the asset groups. Fair values were determined based on the income approach, specifically a discounted cash flow model, primarily using estimated sublease income considering market rental rates. Management judgement is involved in determining the estimated fair value and includes uncertainties that under different assumptions and circumstances could drive material changes in the fair value determination.
During 2024, the Company also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees. We have completed substantially all of the strategic restaurant closures in the UK market and the Company’s efforts are turning towards growth opportunities and mitigating closure-related costs as we complete optimization of the portfolio.
The following table summarizes restructuring related costs recorded for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Professional services and other related costs	$1,434	$1,346
Loss on franchisee notes receivable	1,111	—
Lease terminations and other lease related costs	(365)	—
Long-lived asset impairment charges	—	7,554
Employee termination costs	—	643
Total international transformation costs	$2,180	$9,543
Stock-based compensation forfeitures on unvested awards	(45)	(20)
Total international transformation costs, net of stock-based award forfeitures	$2,135	$9,523
The Company has incurred total restructuring related costs of $31.6 million since commencement of the International Transformation Plan, all of which were included in General and administrative expenses in the Condensed Consolidated Statements of Operations. Total estimated pre-tax costs associated with the International Transformation Plan are approximately $33 million to $35 million (inclusive of the $31.6 million incurred through the first quarter of 2025), substantially all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2025.

The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Employee termination costs	Professional services and other related costs	Lease terminations and other lease related costs	Total
Balance as of December 29, 2024	$133	$2,335	$2,073	$4,541
Charges	—	1,434	—	1,434
Payments	—	(2,892)	(452)	(3,344)
Balance as of March 30, 2025	$133	$877	$1,621	$2,631
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of March 30, 2025. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
11. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurant segment consists of the operations of all Domestic Company-owned restaurants and principally generates revenues from retail sales of pizza and other food and beverage products. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. The North America commissaries segment consists of the operations of our regional dough production and product distribution centers in the United States and Canada and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment consists of the operations of all Company-owned restaurants located in the UK, as well as distribution sales to franchised Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. Our reportable segments are distinct business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Certain administrative and capital costs are allocated to each of our segments based upon predetermined rates or estimated resource usage.
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

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. Beginning in the first quarter of 2025, the Company updated its measure of segment profit or loss to be adjusted EBITDA, which aligns with how the CODM evaluates performance of and allocates resources to our segments. For comparability purposes, segment results for the prior year period have been recast to reflect this change in measure of segment profit or loss. Adjusted EBITDA represents Net income before Net interest expense, Income tax expense, Depreciation and amortization, Stock-based compensation expense, and other adjustments that vary from period to period, including certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. During the annual budget and forecasting process, the CODM uses adjusted EBITDA to allocate resources (including employees, property, and financial or capital resources) to the segments. The CODM regularly reviews trends in adjusted EBITDA on at least a quarterly basis to evaluate the profitability of the segments and to make resource allocation decisions. When our CODM reviews balance sheet information, it is at a consolidated level.

Segment Results
The tables below present our operating results by segment (in thousands). The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM. A reconciliation to Company results is included in the following section.

	Three Months Ended March 30, 2025
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$170,795	$35,552	$212,918	$39,111	$458,376
Intersegment revenues	—	1,259	51,458	—	52,717
Segment revenue	$170,795	$36,811	$264,376	$39,111	$511,093

Less segment expenses (a):
COS - Product Costs	$52,137	$—	$189,469	$11,146	$252,752
COS - Salaries & Benefits	57,976	—	29,982	1,568	89,526
COS - Other (d)	44,900	—	16,280	7,071	68,251
General & Administrative	10,750	9,563	9,292	8,844	38,449
Other Segment Expenses (c)	—	—	—	5,101	5,101
Segment adjusted EBITDA	$5,032	$27,248	$19,353	$5,381	$57,014

	Three Months Ended March 31, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$176,224	$35,697	$203,287	$46,673	$461,881
Intersegment revenues	—	1,049	49,267	—	50,316
Segment revenue	$176,224	$36,746	$252,554	$46,673	$512,197

Less segment expenses (a):
COS - Product Costs	$50,528	$—	$182,124	$12,494	$245,146
COS - Salaries & Benefits	57,471	—	29,581	5,480	92,532
COS - Other (d)	43,107	—	14,582	12,881	70,570
General & Administrative (b)	10,180	8,238	9,091	8,739	36,248
Other Segment Expenses (c)	—	—	—	2,886	2,886
Segment adjusted EBITDA	$14,938	$28,508	$17,176	$4,193	$64,815
___________________________________
(a)    Segment expenses exclude Depreciation and amortization, Stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(b)    The Company prospectively adjusted for updates in internal cost allocation methodologies in our Annual Report on Form 10-K for the year ended December 29, 2024, which increased the amount of internal general and administrative expenses allocated to the segments from Unallocated corporate expenses. These methodology updates have been reflected in the 2024 quarterly results. Refer to Note 23 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for additional information.
(c)    Other Segment Expenses represent all operating expenses that are not included in the significant segment expense categories. The components of Other Segment Expense are advertising fund expenses and other operating expenses.
(d)    We have included “COS - Other” as a significant expense category beginning in the first quarter of 2025, consistent with the segment expense categories regularly provided to the CODM when evaluating segment performance and allocating resources. “COS - Other” includes delivery expenses, Company-owned restaurant advertising costs, insurance, rent, aggregator fees, and other costs of sales. For comparability purposes, we have recast quarterly 2024 segment results to include this expense category.

Reconciliation of Segment Results to Company Results

The following table reconciles Total Revenues from our segments to Total Revenues and Total Adjusted EBITDA from our segments to Income before income taxes (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Total Segment Revenue	$511,093	$512,197
All Other Revenue (a)	74,331	65,207
Elimination of intersegment revenue	(67,115)	(63,488)
Total Revenue	$518,309	$513,916

	Three Months Ended
	March 30, 2025	March 31, 2024
Total Segment adjusted EBITDA	$57,014	$64,815
All Other adjusted EBITDA (a)	10,164	6,898
Unallocated corporate expenses, adjusted (b)	(17,554)	(11,148)
Elimination of Intersegment profit (loss)	—	—
Other income/(expense) adjustments to reconcile to income before income before income taxes (c)	(25,659)	(26,847)
Net interest expense	(10,079)	(11,063)
Income before income taxes	$13,886	$22,655
___________________________________
(a)    As noted in the commentary above, All Other revenue and adjusted EBITDA is derived from business units that do not meet the quantitative or qualitative thresholds for determining reportable segments, including: franchise contributions to marketing funds and information systems and related services used in restaurant operations.
(b)    Unallocated corporate expenses represent administrative fees incurred by the restaurant support centers, including: information systems and related services, corporate salaries and bonuses, and other corporate costs. These expenses are adjusted for depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(c)    Other income/(expense) adjustments represent Depreciation and amortization, Stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of adjusted EBITDA. For the periods above, the adjustments include:

	Three Months Ended
(in thousands)	March 30, 2025	March 31, 2024
Depreciation and amortization	$18,343	$17,674
International restructuring costs (see Note 9)	2,180	9,543
Net expenses due to natural disasters	892	—
Strategic initiative costs	575	—
Stock-based compensation expense	3,669	(370)
Other (income)/expense adjustments	$25,659	$26,847

Disaggregation of Revenue
Our segments earn revenue from both external and internal customers. No single external customer accounted for 10% or more of our total revenues. We account for intercompany sales and transfers as if the sales or transfers were to third parties and subsequently eliminate the activity. The accounting policies of our segments are the same as those described in 2. Significant Accounting Policies.
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Three Months Ended March 30, 2025
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$170,795	$—	$—	$3,086	$—	$—	$173,881
Franchise royalties and fees	—	36,811	—	12,504	—	(1,259)	48,056
Commissary sales	—	—	264,376	16,022	—	(51,457)	228,941
Other revenues	—	—	—	3,284	25,078	(4,605)	23,757
Advertising funds revenue	—	—	—	4,215	49,253	(9,794)	43,674
Total revenues	$170,795	$36,811	$264,376	$39,111	$74,331	$(67,115)	$518,309

	Three Months Ended March 31, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$176,224	$—	$—	$15,027	$—	$—	$191,251
Franchise royalties and fees	—	36,746	—	11,456	—	(1,049)	47,153
Commissary sales	—	—	252,554	14,225	—	(49,267)	217,512
Other revenues	—	—	—	3,064	21,524	(3,653)	20,935
Advertising funds revenue	—	—	—	2,901	43,683	(9,519)	37,065
Total revenues	$176,224	$36,746	$252,554	$46,673	$65,207	$(63,488)	$513,916

12. Subsequent Events

Louisville Restaurant Support Center and QC Center Tornado Impact
On April 3, 2025, our restaurant support center and QC Center in Louisville, Kentucky were impacted by a tornado, which resulted in real and personal property damage. The QC Center was temporarily closed and resumed full operating capacity as of April 15, 2025. During the period of closure, our other QC Centers were able to ensure that restaurants were adequately supplied and therefore the temporary disruption did not have a significant impact on our operations.
The Company is working with insurance providers to assess the total financial impact, and this work is ongoing. Management currently estimates that repair costs and asset replacements will range between $10 million and $12 million, which we anticipate will be covered under our insurance policy subject to a deductible between $2 million and $3 million with amounts in excess of the deductible expected to be reimbursed by our insurer. These figures represent preliminary estimates, and are subject to change based on continued inspection of the property and assessment of damage incurred by both the Company and our insurer. This event is not expected to materially affect our financial position, and the Company will continue to evaluate any potential long-term impacts and will provide further details in subsequent filings as additional information becomes available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa Johns began operations in 1984. At March 30, 2025, there were 6,019 Papa John’s restaurants in operation, consisting of 552 Company-owned and 5,467 franchised restaurants operating in 50 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
During the first quarter of 2025, we continued to build momentum and make progress on executing our strategic priorities as we position the business for long-term success while also navigating a dynamic macroeconomic and competitive environment. We continue to put our efforts and investments toward initiatives that improve our price/value perception and improve our digital and loyalty experience to increase conversion and reduce friction within the customer experience. Our key areas of focus are:
•Marketing strategy: During the first quarter of 2025, we invested in our messaging and promotions on showcasing our BETTER INGREDIENTS. BETTER PIZZA® platform through the launch of our “Meet the Makers” marketing campaign, which highlights the craftsmanship and passion behind the products we serve. We also focused marketing efforts on improving our value perception, such as emphasizing our Papa Pairings at appropriately-valued price points. We believe if we maintain an appropriate balance of value offerings and premium products, it will lead to improving sales trends and transactions over time. In 2025, we anticipate spending up to an additional $25 million in marketing investments, including investments in our customer relationship management platform and our loyalty program, when compared with 2024. This incremental spend will focus on ensuring a strong presence nationally as well as in key regional and local markets while leveraging our data to create more personalized offers for our customers.
•Digital and loyalty strategy: Most of our sales occur through digital channels and we are actively identifying opportunities for customers to more quickly access information, streamline the ordering journey and improve the overall user experience. We are also placing additional focus on strategic investments in our technology infrastructure, with our recently announced partnership with Google Cloud to enhance our ordering and delivery experience serving as an example of our commitment to delivering a superior customer experience. In the fourth quarter of 2024, we also updated our loyalty program to allow members to unlock redeemable rewards in the form of “Papa Dough” faster by converting points to Papa Dough in smaller increments. We are pleased with the early response on the lower redemption threshold, which we believe will activate our members at higher rates to help drive transactions and frequency. We will continue evolving our loyalty and digital experiences as they must be flexible and easy to understand to create strong, emotionally connected consumer engagement that seamlessly integrates with our creative, paid, earned and owned messaging.
•Domestic commissary growth strategy: We continue to evolve our commissary business to drive profitable growth and overall supply chain productivity that provides cost savings and incremental profit across the system. Effective in the first quarter of 2025, we increased the fixed operating margin that Domestic QC Centers charge by 100 basis points, and we will continue to increase the margin by the same increment in each of the next two years, moving from 4% in 2023 to 8% in 2027. To mitigate this cost for franchisees, we continue to offer opportunities for franchisees to earn annual incentive-based rebates as they increase volume and open new restaurants. Additionally, we expect the incremental volume driven by increased marketing and additional development will reduce the shared supply chain costs across the system over time. We are continuing to evaluate opportunities to enhance productivity and profitability throughout the supply chain through improved operations and supplier relationships.
•Development strategy: Development is a key long-term growth driver as we believe there is significant opportunity to offer our quality product to more customers globally and domestically. During the first quarter, we opened 47 new restaurants systemwide, comprised of 18 restaurant openings in North America and 29 restaurant openings in International markets. To pursue the opportunities we have identified in the United States and accelerate development, we are offering a three-year waiver of PJMF contributions for new restaurants opened in 2025, which is intended to deliver higher restaurant-level profit margins, add scale in key markets and attract growth-driven franchisees. Additionally, we continue to evaluate refranchising Company-owned restaurants within various Domestic markets to provide opportunities for growth-minded franchisees to grow their businesses, along with considering strategic closures in certain International markets.
International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position certain international markets, including the United Kingdom, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $33 million to $35 million (inclusive of the $31.6 million incurred through the first quarter of 2025), the remainder of which we expect to be recognized in 2025. See “Note 9. Restructuring” of “Notes to Condensed Consolidated Financial Statements” for additional details.
The Company is in the final stages of executing the International Transformation Plan, expected to be completed during 2025, which has resulted in the following key accomplishments:
•We evaluated and optimized our restaurant portfolio in the UK, which resulted in the closure of 43 underperforming UK Company-owned restaurants and 30 franchised locations. We also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees and continue to operate 13 Company-owned restaurants in the UK. We have completed substantially all of the strategic restaurant closures in the UK market and the Company’s efforts have turned toward growth opportunities and mitigating closure-related costs as we complete the optimization of the portfolio through exiting leases and other contracts as well as transforming our operations to increase efficiency and effectiveness.
•We established hubs for our key regions – APAC (Asia Pacific), EMEA (Europe, Middle East and Africa), and Latin America to align global best practices in operations, marketing and technology with local preferences to accomplish our long-term objective of increasing market share in key markets around the world.
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

	Three Months Ended
Amounts below exclude the impact of foreign currency	March 30, 2025	March 31, 2024
Comparable sales growth (decline):
Domestic Company-owned restaurants	(4.6)%	(3.0)%
North America franchised restaurants	(2.3)%	(1.5)%
North America restaurants	(2.7)%	(1.8)%
International restaurants	3.2%	(2.6)%
Total comparable sales decline	(1.3)%	(2.0)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	(3.7)%	(2.0)%
North America franchised restaurants	(0.4)%	(1.6)%
North America restaurants	(1.0)%	(1.7)%
International restaurants (a)	5.7%	1.6%
Total global system-wide restaurant sales growth (decline) (a)	0.6%	(0.9)%
___________________________________
(a) System-wide sales for the three months ended March 31, 2024 include $0.4 million of International sales related to the first quarter of 2024 that were erroneously omitted in prior periods.

Restaurant Progression	Three Months Ended
	March 30, 2025	March 31, 2024
North America Company-owned:
Beginning of period	539	531
Opened	1	5
Closed	(1)	—
End of period	539	536
North America franchised:
Beginning of period	2,975	2,902
Opened	17	16
Closed	(15)	(7)
End of period	2,977	2,911
International Company-owned
Beginning of period	13	117
End of period	13	117
International franchised:
Beginning of period	2,503	2,356
Opened	29	23
Closed	(42)	(29)
End of period	2,490	2,350
Total restaurants – end of period	6,019	5,914

Trailing four quarters net restaurant growth	105	189

Results of Operations
Financial Statement Updates
During the year ended December 29, 2024, the Company implemented several financial statement changes in its Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics. Presentation changes to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the three months ended March 31, 2024 have been reclassified for consistency with the current year presentation.
Additionally, during the year ended December 29, 2024, the Company updated its internal cost allocation methodology to better reflect current levels of time and effort spent managing our different segments. These updates resulted in a higher allocation of previously unallocated corporate expenses to primarily each of the North America franchising and International segments. This update in methodology did not impact total reported expenses and was implemented prospectively beginning with the year ended December 29, 2024, and as such comparative information has been recast.
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Increase (Decrease)
(In thousands)	March 30, 2025	March 31, 2024	QTD
Revenues:
Company-owned restaurant sales	$173,881	$191,251	(9.1)%
Franchise royalties and fees	48,056	47,153	1.9%
Commissary revenues	228,941	217,512	5.3%
Other revenues	23,757	20,935	13.5%
Advertising funds revenue	43,674	37,065	17.8%
Total revenues	$518,309	$513,916	0.9%
The comparability of results between 2025 and 2024 is impacted by transactions that have changed the composition of restaurants in the UK during the periods presented. At the beginning of 2024, the Company operated 117 UK Company-owned restaurants. In the second and third quarters of 2024, the Company completed the closure of 43 Company-owned restaurants in the UK and refranchised 60 formerly Company-owned restaurants in the UK. After prior disposal of one mobile restaurant, the Company operated 13 UK Company-owned restaurants subsequent to July 1, 2024. These transactions impact the comparability of revenues and expenses from the International segment during the periods presented. See “Note 9. Restructuring” for additional information on these transactions.
Total revenues increased $4.4 million, or 0.9%, to $518.3 million for the three months ended March 30, 2025 as compared to the prior year comparable period.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants decreased $17.4 million, or 9.1%, for the three months ended March 30, 2025 as compared to the prior year comparable period. The decrease was primarily due to an $11.9 million decline in revenues from our Company-owned restaurants in the UK due to the transactions discussed above. The decrease also results from a $5.4 million decline in revenue from our Domestic Company-owned restaurants, reflecting a 4.6% decline in Domestic comparable sales as a result of lower transaction volumes and ticket sizes.
Franchise royalties and fees, which include revenues generated from both North American and International franchisees, increased $0.9 million, or 1.9%, for the three months ended March 30, 2025 as compared to each prior year comparable period. The increase was primarily due to 2.7% growth in North America franchised equivalent units compared to the prior year comparable period and International comparable sales growth of 3.2%, partially offset by North America franchised comparable sales declining 2.3% for the three months ended March 30, 2025.

North America franchise restaurant sales decreased to $754.5 million, or 0.4% excluding the impact of foreign currency fluctuations, for the three months ended March 30, 2025 compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. The main drivers in the lower franchise restaurant sales were the North America comparable sales declines, partially offset by equivalent unit growth noted above.
International franchise restaurant sales increased $21.9 million to $297.3 million for the three months ended March 30, 2025 compared to the prior year comparable period. As mentioned above, the UK transactions in the second and third quarters of 2024 impacted the comparability of International franchise restaurant sales earned in each period. Excluding the impact of the UK restaurant changes and foreign currency fluctuations, International franchise restaurant sales would have increased $16.2 million, or 5.6% for the three months ended March 30, 2025. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales.
Commissary revenues, which includes sales from our North American and International QC Centers, increased $11.4 million or 5.3% for the three months ended March 30, 2025 as compared to the prior year comparable period. The increase for the three months ended March 30, 2025 was primarily due to higher commodity prices during the quarter, particularly cheese and proteins, as well as the previously-disclosed annual 1% increase to our fixed operating margin charged to Domestic QC Centers that took effect at the beginning of the first quarter of 2025. These increases were partially offset by lower transaction volumes during the quarter.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business, increased $2.8 million, or 13.5% for the three months ended March 30, 2025 compared to the prior year comparable period primarily due to higher revenues generated from technology services as a result of an increase in the technology fee charged to franchisees that began in the second half of 2024.
Advertising funds revenue, which includes the operations of PJMF, local marketing funds and International marketing funds, increased $6.6 million, or 17.8%, for the three months ended March 30, 2025 compared to the prior year comparable period. Beginning with the second quarter of 2024, PJMF increased its contribution percentage, which increased Advertising funds revenue.
Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
	March 30, 2025	March 31, 2024
Costs and expenses:
Cost of sales	$366,496	$367,666
General and administrative expenses	65,167	57,877
Depreciation and amortization	18,343	17,674
Advertising funds expense	44,338	36,981
Total costs and expenses	$494,344	$480,198
Total costs and expenses were approximately $494.3 million, or 95.4% of total revenues for the three months ended March 30, 2025, as compared to $480.2 million, or 93.4% of total revenues compared to the prior year comparable period. This increase in total costs and expenses, as a percentage of revenues, was primarily due to the following:
Cost of sales consists primarily of Company-owned restaurant and supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food and paper products, labor, freight and delivery, occupancy costs, advertising costs related to Company-owned restaurants, and insurance expense. Cost of sales was $366.5 million for the three months ended March 30, 2025, a decrease of $1.2 million from the prior year comparable period. Cost of sales was favorably impacted by approximately $11.0 million due to lower food and labor costs from our Company-owned restaurants in the UK as a result of the restaurant closures and refranchising transactions discussed above, offset by higher commodity costs for our Domestic QC Centers as well as higher food and advertising expenses for our Domestic Company-owned restaurants.

Costs of sales by segment for the three months ended March 30, 2025 and March 31, 2024, respectively, were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2025	March 31, 2024	Increase/Decrease
Domestic Company-owned restaurants (b)	$155,256	$151,429	$3,827
North America commissaries	235,731	226,287	9,444
International	19,785	30,855	(11,070)
Total cost of sales by segment	410,772	408,571	2,201
All other (a)	12,630	12,895	(265)
Intersegment cost of sales	(56,906)	(53,800)	(3,106)
Total cost of sales	$366,496	$367,666	$(1,170)
___________________________________
(a)    “All other” refers to all other business units that do not meet the quantitative thresholds for determining reportable segments, which primarily includes our online and mobile ordering business and our marketing funds and are not operating segments.
(b)    This information is presented on a GAAP basis. As a result, amounts include stock-based compensation expenses that are excluded from our segment results, which are presented on an Adjusted basis (see “Note 11. Segment Information”).
General and administrative expenses (“G&A”) expenses were $65.2 million, or 12.6% of revenues for the three months ended March 30, 2025, as compared to $57.9 million, or 11.3% of revenues for the prior year comparable period. G&A expenses consisted of the following:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Administrative and other general expenses, net (a)	$61,565	$48,354
International restructuring costs (b)	2,135	9,523
Net expenses due to natural disasters (c)	892	—
Strategic initiative costs (d)	575	—
General and administrative expenses	$65,167	$57,877
___________________________________
(a)Administrative and other general expenses, net increased by $13.2 million during the three months ended March 30, 2025. The increase was primarily due to costs incurred related to incremental marketing and loyalty investments and expenses resulting from our bi-annual franchise operating conference held in the first quarter of 2025. The 2024 comparative period included lower equity compensation costs related to leadership changes during the first quarter of 2024.
(b)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring”.
(c)Represents expenses incurred, net of expected insurance recoveries, resulting from a tornado that struck our Texas QC Center in March 2025. See “Note 2. Significant Accounting Policies” for additional details.
(d)Represents costs associated with project-based strategic initiatives that are not related to our ongoing operations.
Depreciation and amortization expense was $18.3 million, or 3.5% of revenues for the three months ended March 30, 2025, as compared to $17.7 million, or 3.4% of revenues for the prior year comparable period.
Advertising funds expense was $44.3 million or 101.5% of advertising revenues for the three months ended March 30, 2025 as compared to $37.0 million or 99.8% of advertising revenues for the comparable prior period. Advertising funds expense is comprised primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. The increase was primarily due to higher advertising spend resulting from the previously discussed increase in contributions to the national marketing fund. Advertising funds expense also contains expenses incurred through our international marketing funds to support our International business, which may lead to Advertising funds expense being less than or in excess of Advertising funds revenue due to timing differences.

Segment Financial Performance
We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and other, referred to as adjusted EBITDA. See “Note 11. Segment Information” for further information regarding the Company’s segments. Adjusted EBITDA for each of our reportable segments is summarized in the table below.

	Three Months Ended		Increase (Decrease)
(In thousands)	March 30, 2025	March 31, 2024	QTD
Domestic Company-owned restaurants	$5,032	$14,938	$(9,906)
North America franchising	27,248	28,508	(1,260)
North America commissaries	19,353	17,176	2,177
International	5,381	4,193	1,188
Domestic Company-owned restaurants decreased $9.9 million for the three months ended March 30, 2025 primarily due to a 4.6% decline in Domestic comparable sales as well as higher food costs and local advertising costs for our Domestic Company-owned restaurants, offset by decreases in insurance costs.
North America franchising decreased $1.3 million for the three months ended March 30, 2025 primarily due to higher incentive compensation allocated to the segment for the three months ended March 30, 2025 compared to the prior year period, partially offset by higher royalty and franchise fee revenue as discussed above.
North America commissaries increased $2.2 million for the three months ended March 30, 2025 primarily due to the annual increase in the commissary fixed operating margin mentioned above. This was offset by higher food costs, higher salaries and benefits, and increases in rent due to the sale and subsequent leaseback of two Domestic Quality Control Center properties (“QC Centers”) in Texas and Florida in the third quarter of 2024.
International increased $1.2 million for the three months ended March 30, 2025. The increase was primarily due to operating losses attributable to the UK Company-owned restaurants during the prior year quarter, when we owned and operated more restaurants in the UK. This was offset by increases in advertising costs in 2025.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	March 30, 2025	March 31, 2024	QTD
Operating income	$23,965	$33,718	$(9,753)
Net interest expense	(10,079)	(11,063)	(984)
Income before income taxes	13,886	22,655	(8,769)
Income tax expense (a)	(4,543)	(7,741)	(3,198)
Net income	9,343	14,914	(5,571)
Net income attributable to noncontrolling interests	(121)	(278)	(157)
Net income attributable to the Company	$9,222	$14,636	$(5,414)

Basic earnings per common share	$0.28	$0.45	$(0.17)
Diluted earnings per common share	$0.27	$0.44	$(0.17)
(a) Note that we have changed the signage of income tax expense from historic presentation for consistency purposes.

Net Interest Expense
Net interest expense decreased $1.0 million for the three months ended March 30, 2025. The decrease for the three months ended March 30, 2025 was primarily due to lower average interest rates during the quarter.
Income Tax Expense
Our effective income tax rate was 32.7% for three months ended March 30, 2025 as compared to an income tax rate of 34.2% for the prior year comparable period. The lower effective tax rate for three months ended March 30, 2025 was primarily driven by impairment charges related to the International Restructuring that created unrecognized tax losses and prevented the Company from generating foreign tax credits in 2024, partially offset by increased tax shortfall generated by stock option exercises and vesting of restricted shares in 2025 and increased foreign tax withholding on royalties.

	Three Months Ended
(Dollars in thousands)	March 30, 2025	March 31, 2024
Income before income taxes	$13,886	$22,655
Income tax expense	$(4,543)	$(7,741)
Effective tax rate	32.7%	34.2%
Net Income Attributable to Noncontrolling Interests
Net income included income of $0.1 million attributable to noncontrolling interests for three months ended March 30, 2025 as compared to income of $0.3 million for the prior year comparable period.
Diluted Earnings Per Common Share
Diluted earnings per common share was $0.27 for three months ended March 30, 2025 as compared to $0.44 for the prior year comparable period, representing an decrease of $0.17. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.36 for three months ended March 30, 2025 as compared to adjusted diluted earnings per common share of $0.67 for the prior year comparable period representing a decrease of $0.31. See “Non-GAAP Measures” for additional information.

Non-GAAP Measures
In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: adjusted EBITDA, adjusted net income attributable to common shareholders and adjusted diluted earnings per common share. We believe that our non-GAAP financial measures enable investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies. We believe that the disclosure of these non-GAAP measures is useful to investors as they reflect metrics that our management team and Board utilize to evaluate our operating performance, allocate resources and administer employee incentive plans. The most directly comparable U.S. GAAP measures to adjusted EBITDA, adjusted net income attributable to common shareholders and adjusted diluted earnings per common share are net income, net income attributable to common shareholders and diluted earnings per common share, respectively. These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s U.S. GAAP results. The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2025	March 31, 2024
Net income	$9,343	$14,914
Income tax expense	4,543	7,741
Net interest expense	10,079	11,063
Depreciation and amortization	18,343	17,674
International restructuring costs (a)	2,180	9,543
Net expenses due to natural disasters (b)	892	—
Strategic initiative costs (c)	575	—
Stock-based compensation expense	3,669	(370)
Adjusted EBITDA	$49,624	$60,565

Net income attributable to common shareholders	$9,028	$14,636
International restructuring costs (a)	2,135	9,523
Net expenses due to natural disasters (b)	892	—
Strategic initiative costs (c)	575	—
Tax effect of adjustments (d)	(818)	(2,152)
Adjusted net income attributable to common shareholders	$11,812	$22,007

Diluted earnings per common share	$0.27	$0.44
International restructuring costs (a)	0.06	0.29
Net expenses due to natural disasters (b)	0.03	—
Strategic initiative costs (c)	0.02	—
Tax effect of adjustments (d)	(0.02)	(0.06)
Adjusted diluted earnings per common share	$0.36	$0.67
`

___________________________________
(a)Represents costs associated with the Company’s International Transformation Plan. See “Note 9. Restructuring” for additional details.
(b)Represents expenses incurred, net of expected insurance recoveries, resulting from a tornado that struck our Texas QC Center in March 2025. See “Note 2. Significant Accounting Policies” for additional details.
(c)Represents costs associated with project-based strategic initiatives. We consider these costs to be separate and distinct from other professional fees incurred in the ordinary course of business and not reflective of the ongoing costs to operate our business.
(d)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.7% and 22.6% for the three months ended March 30, 2025 and March 31, 2024, respectively.
In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under the Second Amended and Restated Credit Agreement, dated as of March 26, 2025, which amended and restated the Amended and Restated Credit Agreement dated as of September 14, 2021 and amended May 30, 2023. The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”). See “Note 8. Debt” for additional detail regarding the Second Amended and Restated Credit Agreement.
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
Cash Flows
The table below summarizes our cash flows for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Total cash provided by (used in):
Operating activities	$31,336	$11,987
Investing activities	(7,083)	(10,152)
Financing activities	(18,567)	(14,602)
Effect of exchange rate changes on cash and cash equivalents	371	(52)
Change in cash and cash equivalents	$6,057	$(12,819)
Operating Activities
Total cash provided by operating activities was $31.3 million for the three months ended March 30, 2025 compared to $12.0 million for the corresponding period of 2024. The increase of $19.3 million primarily reflects a favorable impact from timing of collections and marketing spend within our advertising fund as well as favorable changes in working capital accounts compared to the prior period.
Investing Activities
Total cash used in investing activities was $7.1 million for the three months ended March 30, 2025 compared to $10.2 million for the same period in 2024. The decrease in cash used in investing activities is due primarily to the receipt of investment distributions of $4.7 million and $2.3 million during the three months ended March 30, 2025 and March 31, 2024, respectively, related to our deferred compensation plan.
Our capital expenditures consisted primarily of capital investments for existing restaurants and new restaurant locations as well as investments in technology platforms. We estimate that our capital expenditures during 2025 will be approximately $75 million to $85 million. This estimate includes the acquisition of sites and construction costs for new Company-owned restaurants that have opened or that we expect to open during 2025. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.

Financing Activities
Total cash used in financing activities was $18.6 million for the three months ended March 30, 2025 compared to $14.6 million for the same period of 2024. In the first quarter of 2025, the principal financing outflows were related to dividend payments of $15.2 million, $2.4 million in payments related to financing leases, and $1.1 million in tax payments on equity compensation award issuances. Cash used in financing activities also reflects the impact of the refinancing of our debt via the Second Amended and Restated Credit Agreement, which resulted in borrowings of $200.0 million under the new Term Loan, from which the proceeds were used to repay $196.8 million to the PJI Revolving Facility during the quarter and $3.0 million in related issuance costs.
In the first quarter of 2024, the primary uses of cash for financing activities were $15.1 million in dividend payments, $3.2 million in tax payments on equity award issuances and $2.4 million in payments related to financing leases. These outflows were offset by net borrowings of $3.5 million from the PJI Revolving Facility and $1.8 million from the PJMF revolving line of credit (the “PJMF Revolving Facility”). There were no share repurchases in the first quarter of 2025 or 2024.
Debt
Our outstanding debt as of March 30, 2025 was $749.9 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”), $200.0 million of Term Loan borrowings, and $149.9 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $450.1 million as of March 30, 2025.
Our Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates, in each case, that are substantially similar to our previous credit agreement (the “Existing Credit Agreement”). In addition, the Company will be subject to the following financial covenants substantially similar to those in the Existing Credit Agreement (other than the new liquidity requirement described in clause (3)): (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.5 to 1.0 in connection with material acquisitions if the Company satisfies certain requirements; (2) a minimum ratio of EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00; and (3) applicable only during the time period beginning 91 days prior to the maturity of the Company’s existing senior notes due 2029 (the “Senior Notes”) and until such Senior Notes are repaid in full or the maturity thereof is extended at least 91 days after the latest maturity date applicable to the Credit Facilities, liquidity of not less than $150.0 million. The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

	Permitted Ratio	Actual Ratio as of March 30, 2025
Leverage ratio	Not to exceed 5.25 to 1.0	3.4 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.1 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 30, 2025.
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
The PJMF Revolving Facility consists of a $30.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 and most recently amended on September 30, 2024. We did not have any borrowings under the

PJMF Revolving Facility as of March 30, 2025 or December 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock.There was no share repurchase activity during the three months ended March 30, 2025 and March 31, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of March 30, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $15.2 million ($0.46 per share) and $15.1 million ($0.46 per share) for the three months ended March 30, 2025 and March 31, 2024, respectively. On May 1, 2025, our Board of Directors declared a second quarter dividend of $0.46 per common share (approximately $15.4 million in the aggregate), which will be paid on May 30, 2025 to stockholders of record as of the close of business on May 19, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the three month periods of 2025 and 2024 (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Net cash provided by operating activities	$31,336	$11,987
Purchases of property and equipment	(12,231)	(13,058)
Free cash flow	$19,105	$(1,071)
Cash Requirements
There have been no material changes in our cash requirements other than in the ordinary course of business since the end of 2024. Refer to “Contractual Obligations” presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for additional information regarding our cash requirements.
Impact of Inflation and Macroeconomic Trends
In recent years, we have experienced price increases in food items and other commodities, labor and benefits, and fuel and other energy costs. Inflationary pressures affect our profitability both directly, in our Company-owned restaurants and delivery mechanisms and through gross margins experienced by sales of food and supply items via our QC Centers, as well as indirectly, through higher food ingredient and paper and supply costs, rising fees from delivery aggregators driven by higher wage demands and increases in the cost of gasoline that, once reflected in upward price adjustments on their fees, can exert downward pressure on unit sales, reducing royalty fees we realize from our Domestic and International franchisees. Compensating menu price increases are subject to competitive pressure in the markets in which we operate. Expense control measures are also deployed to offset higher costs when possible. Food costs, in particular the cost of cheese, are managed to an extent by pricing agreements with suppliers and forward purchase contracts we enter into, as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
While we are still evaluating the potential impact of proposed tariffs as well as our ability to manage their impacts, we currently do not believe that tariffs in the form currently proposed by the United States government would have a significant negative impact to our domestic business, as a substantial proportion of our ingredients and supply items are sourced domestically. However, the extent to which tariffs may increase the price of other goods and services and how they may alter discretionary spending patterns by our customers or impact our franchisees’ profitability is currently unknown and may adversely affect the Company’s results of operations and/or financial position.
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, depreciation and amortization, interest expenses, tax rates, system-wide sales, adjusted EBITDA, the current economic environment, industry trends, consumer behavior and preferences, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product, digital and technology innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, repositioning of the UK market, International restructuring plans, including timing of completion, expected benefits and costs, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 30, 2025 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 7.5% of our revenues were derived from these operations for the three months ended March 30, 2025, as compared to 7.9% for the prior year comparable period.

We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had an unfavorable impact of less than $0.1 million on International revenues for the three months ended March 30, 2025 and a favorable impact of $1.0 million on International revenues for the three months ended March 31, 2024. Foreign currency exchange rate fluctuations had a favorable impact of approximately $0.1 million on operating income for the three months ended March 30, 2025 and an unfavorable impact of approximately $0.9 million on operating income for the three months ended March 31, 2024.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended March 30, 2025, and approximately $90.2 million remained available under the Company’s share repurchase program as of March 30, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended March 30, 2025, the Company acquired approximately 24,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon (i) vesting of restricted stock granted pursuant to approved plans and (ii) distribution of shares of common stock issued pursuant to deferred compensation obligations.
Item 5. Other Information
During the three months ended March 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

4.1
Second Amended and Restated Credit Agreement, dated March 26, 2025, among Papa John’s International, Inc., each of the guarantors and lenders party thereto, JPMorgan Chase Bank, Inc., as administrative agent, and other agents party thereto (incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K filed on March 27, 2025).

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 30, 2025, filed on May 8, 2025, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 8, 2025	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer & EVP, International