Form 10-Q
period 2025-06-29
PAPA JOHNS INTERNATIONAL INC
filed 2025-08-07
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At August 1, 2025, there were 32,757,942 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 29, 2025	December 29, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,299	$37,955
Accounts receivable, net	103,903	101,677
Notes receivable, current portion	4,760	4,928
Income tax receivable	2,653	2,214
Inventories	37,474	35,245
Prepaid expenses and other current assets	56,698	48,586
Total current assets	238,787	230,605
Property and equipment, net	269,224	273,272
Finance lease right-of-use assets, net	39,393	28,761
Operating lease right-of-use assets	179,399	184,425
Notes receivable, less current portion, net	3,994	8,867
Goodwill	76,881	75,460
Other assets	82,764	87,562
Total assets	$890,442	$888,952

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$74,563	$61,842
Income and other taxes payable	5,903	11,987
Accrued expenses and other current liabilities	161,785	155,579
Current deferred revenue	13,372	15,519
Current finance lease liabilities	10,124	7,280
Current operating lease liabilities	26,974	25,756
Total current liabilities	292,721	277,963
Deferred revenue	19,667	21,287
Long-term finance lease liabilities	31,095	22,885
Long-term operating lease liabilities	172,183	173,557
Long-term debt, less current portion, net	726,281	741,650
Other long-term liabilities	64,357	64,923
Total liabilities	1,306,304	1,302,265

Redeemable noncontrolling interests	892	903

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,292 at June 29, 2025 and 49,283 at December 29, 2024)	493	493
Additional paid-in capital	452,787	452,449
Accumulated other comprehensive loss	(5,967)	(8,456)
Retained earnings	229,868	241,717
Treasury stock (16,539 shares at June 29, 2025 and 16,637 shares at December 29, 2024, at cost)	(1,109,178)	(1,115,729)
Total stockholders’ deficit	(431,997)	(429,526)
Noncontrolling interests in subsidiaries	15,243	15,310
Total Stockholders’ deficit	(416,754)	(414,216)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$890,442	$888,952
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenues:
Company-owned restaurant sales	$178,989	$184,640	$352,870	$375,891
Franchise royalties and fees	48,302	46,552	96,358	93,705
Commissary revenues	234,576	214,322	463,517	431,834
Other revenues	23,136	20,410	46,893	41,345
Advertising funds revenue	44,163	41,970	87,837	79,035
Total revenues	529,166	507,894	1,047,475	1,021,810
Costs and expenses:
Cost of sales	371,716	363,038	738,212	730,704
General and administrative expenses	70,118	57,046	135,285	114,923
Depreciation and amortization	18,819	17,594	37,162	35,268
Advertising funds expense	44,023	41,990	88,361	78,971
Total costs and expenses	504,676	479,668	999,020	959,866
Operating income	24,490	28,226	48,455	61,944
Net interest expense	(10,584)	(10,896)	(20,663)	(21,959)
Income before income taxes	13,906	17,330	27,792	39,985
Income tax expense (a)	(4,235)	(4,794)	(8,778)	(12,535)
Net income	9,671	12,536	19,014	27,450
Net income attributable to noncontrolling interests	(140)	(293)	(261)	(571)
Net income attributable to the Company	$9,531	$12,243	$18,753	$26,879

Net income attributable to common shareholders	$9,267	$12,243	$18,295	$26,879

Basic earnings per common share	$0.28	$0.37	$0.56	$0.82
Diluted earnings per common share	$0.28	$0.37	$0.56	$0.82

Basic weighted average common shares outstanding	32,849	32,730	32,808	32,688
Diluted weighted average common shares outstanding	32,969	32,853	32,932	32,871
(a) The signage of Income tax expense has been changed from the historic presentation for purposes of signage consistency with other expense items.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Net income	$9,671	$12,536	$19,014	$27,450
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,530	165	3,628	(381)
Interest rate swaps (1)	(555)	88	(463)	956
Other comprehensive income (loss), before tax	1,975	253	3,165	575
Income tax effect:
Foreign currency translation adjustments	(528)	(37)	(781)	86
Interest rate swaps (2)	126	(20)	105	(216)
Income tax effect	(402)	(57)	(676)	(130)
Other comprehensive income, net of tax	1,573	196	2,489	445
Comprehensive income before attribution to noncontrolling interests	11,244	12,732	21,503	27,895
Less: comprehensive income, redeemable noncontrolling interests	(22)	(91)	(52)	(190)
Less: comprehensive income, nonredeemable noncontrolling interests	(118)	(202)	(209)	(381)
Comprehensive income attributable to the Company	$11,104	$12,439	$21,242	$27,324
___________________________________
(1)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $14 and $(41) for the three and six months ended June 29, 2025, respectively and $197 and $397 for the three and six months ended June 30, 2024, respectively.
(2)    The income tax benefit (expense) effects of amounts reclassified out of accumulated other comprehensive loss were $(4) and $9 for the three and six months ended June 29, 2025, respectively and $(45) and $(90) for the three and six months ended June 30, 2024, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended June 29, 2025
Balance at March 30, 2025	32,728	$493	$449,625	$(7,540)	$235,794	$(1,110,306)	$15,125	$(416,809)
Net income (1)	—	—	—	—	9,531	—	118	9,649
Other comprehensive income, net of tax	—	—	—	1,573	—	—	—	1,573
Dividends on common stock of ($0.46 per share)	—	—	24	—	(15,457)	—	—	(15,433)
Exercise of stock options	9	—	397	—	—	—	—	397
Stock-based compensation expense	—	—	3,824	—	—	—	—	3,824
Issuance of restricted stock	7	—	(391)	—	—	376	—	(15)
Tax effect of restricted stock awards	(3)	—	(88)	—	—	—	—	(88)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—
Other	12	—	(604)	—	—	752	—	148
Balance at June 29, 2025	32,753	$493	$452,787	$(5,967)	$229,868	$(1,109,178)	$15,243	$(416,754)

For the six months ended June 29, 2025
Balance at December 29, 2024	32,646	$493	$452,449	$(8,456)	$241,717	$(1,115,729)	$15,310	$(414,216)
Net income (1)	—	—	—	—	18,753	—	209	18,962
Other comprehensive income, net of tax	—	—	—	2,489	—	—	—	2,489
Dividends on common stock of ($0.92 per share)	—	—	53	—	(30,602)	—	—	(30,549)
Exercise of stock options	9	—	397	—	—	—	—	397
Stock-based compensation expense	—	—	7,493	—	—	—	—	7,493
Issuance of restricted stock	110	—	(5,606)	—	—	5,591	—	(15)
Tax effect of restricted stock awards	(27)	—	(1,208)	—	—	—	—	(1,208)
Distributions to noncontrolling interests	—	—	—	—	—	—	(276)	(276)
Other	15	—	(791)	—	—	960	—	169
Balance at June 29, 2025	32,753	$493	$452,787	$(5,967)	$229,868	$(1,109,178)	$15,243	$(416,754)
(1)    Net income to the Company for the three and six months ended June 29, 2025 excludes $22 and $52, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(2)    At June 29, 2025, the accumulated other comprehensive loss of $5,967 was comprised of net unrealized foreign currency translation loss of $5,485 and net unrealized loss on the interest rate swap agreements of $482.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended June 30, 2024
Balance at March 31, 2024	32,604	$493	$444,793	$(7,554)	$218,608	$(1,118,196)	$15,433	$(446,423)
Net income (1)	—	—	—	—	12,243	—	202	12,445
Other comprehensive income, net of tax	—	—	—	196	—	—	—	196
Dividends on common stock ($0.46 per share)	—	—	32	—	(15,051)	—	—	(15,019)
Exercise of stock options	2	—	92	—	—	—	—	92
Stock-based compensation expense	—	—	2,915	—	—	—	—	2,915
Issuance of restricted stock	16	—	(900)	—	—	900	—	—
Tax effect of restricted stock awards	(3)	—	(138)	—	—	—	—	(138)
Distributions to noncontrolling interests	—	—	—	—	—	—	(117)	(117)
Other	3	—	(247)	—	—	156	—	(91)
Balance at June 30, 2024	32,622	$493	$446,547	$(7,358)	$215,800	$(1,117,140)	$15,518	$(446,140)

For the six months ended June 30, 2024
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (1)	—	—	—	—	26,879	—	381	27,260
Other comprehensive income, net of tax	—	—	—	445	—	—	—	445
Dividends on common stock of ($0.92 per share)	—	—	64	—	(30,106)	—	—	(30,042)
Exercise of stock options	20	1	932	—	—	—	—	933
Stock-based compensation expense	—	—	2,545	—	—	—	—	2,545
Issuance of restricted stock	157	—	(5,610)	—	—	5,610	—	—
Tax effect of restricted stock awards	(48)	—	(3,330)	—	—	—	—	(3,330)
Distributions to noncontrolling interests	—	—	—	—	—	—	(339)	(339)
Other	5	—	(344)	—	—	348	—	4
Balance at June 30, 2024	32,622	$493	$446,547	$(7,358)	$215,800	$(1,117,140)	$15,518	$(446,140)
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

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024

Operating activities
Net income	$19,014	$27,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	3,284	2,397
Depreciation and amortization	37,162	35,268
Deferred income taxes	1,600	2,812
Stock-based compensation expense	7,493	2,545
Refranchising and impairment loss	8,087	14,713
Loss on disposal of property and equipment	2,576	965
Other	237	774
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,312)	8,488
Income tax receivable	(308)	(203)
Inventories	(1,980)	(1,748)
Prepaid expenses and other current assets	(3,693)	(3,541)
Other assets and liabilities	(3,160)	(5,788)
Accounts payable	12,609	(8,756)
Income and other taxes payable	(6,132)	(10,957)
Accrued expenses and other current liabilities	(9,315)	(12,321)
Deferred revenue	(3,812)	(1,839)
Advertising fund assets and liabilities	8,493	(8,302)
Net cash provided by operating activities	66,843	41,957
Investing activities
Purchases of property and equipment	(30,305)	(29,155)
Purchases of property and equipment related to damages from natural disasters	(1,366)	—
Insurance proceeds related to damages from natural disasters	2,900	—
Notes issued	—	(153)
Repayments of notes issued	4,534	1,794
Proceeds from dispositions and refranchising, net of cash transferred	—	1,495
Proceeds from investments	4,739	2,275
Other	109	(97)
Net cash used in investing activities	(19,389)	(23,841)
Financing activities
Net (repayments of) proceeds from revolving credit facilities	(212,927)	3,024
Proceeds from term loan	200,000	—
Debt issuance costs	(3,223)	—
Proceeds from exercise of stock options	397	933
Dividends paid to common stockholders	(30,493)	(30,212)
Tax payments for equity award issuances	(1,208)	(3,330)
Distributions to noncontrolling interests	(339)	(405)
Principal payments on finance leases	(4,903)	(4,796)
Other	(55)	358
Net cash used in financing activities	(52,751)	(34,428)
Effect of exchange rate changes on cash and cash equivalents	641	30
Change in cash and cash equivalents	(4,656)	(16,282)
Cash and cash equivalents at beginning of period	37,955	40,587
Cash and cash equivalents at end of period	$33,299	$24,305
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 29, 2025
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2025. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 29, 2024.
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
During the year ended December 29, 2024, the Company implemented several financial statement changes in its Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics. Presentation changes to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the three and six months ended June 30, 2024 have been reclassified for consistency with the current year presentation.
Additionally, during the year ended December 29, 2024, the Company updated its internal cost allocation methodology to better reflect current levels of time and effort spent managing our different segments. These updates resulted in a higher allocation of previously unallocated corporate expenses to primarily each of the North America franchising and International segments. This update in methodology did not impact total reported expenses and was implemented prospectively beginning with the year ended December 29, 2024, and as such prior-period comparative information has been recast.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at June 29, 2025 and June 30, 2024, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.
Net income attributable to these joint ventures for the three and six months ended June 29, 2025 and June 30, 2024 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Papa John’s International, Inc.	$327	$739	$602	$1,331
Redeemable noncontrolling interests	22	91	52	190
Nonredeemable noncontrolling interests	118	202	209	381
Total net income	$467	$1,032	$863	$1,902
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 29, 2025 and December 29, 2024 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
June 29, 2025
Financial assets:
Cash surrender value of life insurance policies (a)	$27,344	$27,344	$—	$—
Interest rate swaps (b)	$233	$—	$233	$—

Financial liabilities:
Interest rate swaps (b)	$858	$—	$858	$—

December 29, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$30,775	$30,775	$—	$—

Financial liabilities:
Interest rate swaps (b)	$161	$—	$161	$—
___________________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan, which are classified as Other assets on the Condensed Consolidated Balance Sheets
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected Secured Overnight Financing Rates (“SOFR”). See “Note 8. Debt” for further discussion on the new interest rate swaps executed during the second quarter of 2025.
There were no transfers among levels within the fair value hierarchy during the three and six months ended June 29, 2025 or fiscal year 2024.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term loan borrowings under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. See “Note 8. Debt” for further discussion on the amendment to our credit agreement executed during the first quarter of 2025. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of June 29, 2025 and December 29, 2024:

	June 29, 2025		December 29, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$387,000	$400,000	$356,000
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 29, 2024	$8,468	$15,238
Current period provision for expected credit losses, net	1,632	1,795
Write-offs charged against the allowance	(934)	—
Balance at June 29, 2025	$9,166	$17,033
Impairment of Long-lived Assets
The Company evaluates its property and equipment and other long-lived assets for potential indicators of impairment at least annually, or as facts and circumstances arise that indicate the carrying value of the asset group may not be recoverable. For Domestic Company-owned restaurants, the evaluation is performed at the operating market level while International Company-owned restaurants are evaluated at the restaurant level as these respective levels represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount of the long-lived asset group exceeds the amount of estimated future undiscounted cash flows, the fair value of the asset group is estimated and an impairment loss is recorded if the carrying value exceeds the estimated fair value. The assumptions used in the undiscounted cash flow calculation related to future growth are subjective and may be negatively impacted by future changes in operating performance or economic conditions.
Tornado Impact
During the first quarter of 2025, a tornado caused real and personal property damage to the Company’s leased Quality Control Center (“QC Center”) in Grand Prairie, Texas. The Company recorded pre-tax expenses of $0.9 million during the six months ended June 29, 2025 related to these damages, which primarily reflect operating lease right-of-use asset impairment charges related to the leased property offset by expected property-related insurance proceeds. Expenses incurred and the related anticipated insurance proceeds were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
During the second quarter of 2025, a tornado caused real and personal property damage to the Company’s restaurant support center and QC Center in Louisville, Kentucky. The Company recorded asset impairment charges of $2.7 million and incurred additional operating expenses of $1.5 million during the three months ended June 29, 2025, for which we recorded an anticipated insurance recovery as we believe such losses are probable of recovery under our insurance policy.
The Company received $3.5 million of insurance proceeds during the three months ended June 29, 2025 related to the two incidents, of which $2.9 million were classified as cash inflows from investing activities and $0.6 million were classified as cash inflows from operating activities based on the nature of the underlying losses and expected usage of the proceeds. To the extent that proceeds received from our insurer in future periods exceed losses recognized in the financial statements, we may record income within our Condensed Consolidated Statements of Operations once such insurance proceeds are realized or realizable. Neither of the tornadoes had a significant impact on our operations, as our other QC Centers were able to ensure that restaurants were adequately supplied.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU provides for additional levels of details within the required rate reconciliation table to include additional categories of information about federal, state, and foreign income taxes and requires entities to further disaggregate information about income taxes paid, net of refunds. The ASU is effective for fiscal years beginning after December 15, 2024 and shall be applied prospectively. The Company is finalizing its assessment of the additional disclosure requirements and does not expect the adoption to have a material impact on its financial position or results of operations.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU includes required disclosures in the notes to the consolidated financial statements of specific information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the standard may be applied either prospectively or retrospectively. The Company is in the process of assessing the impact of the new standard, including an evaluation of the Company’s financial systems and availability of data to meet the requirements.
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At June 29, 2025, we leased and subleased approximately 340 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.8 million and $5.4 million for the three and six months ended June 29, 2025, respectively, and $2.1 million and $4.4 million for the three and six months ended June 30, 2024, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 70 Domestic leases. These leases have varying terms, the latest of which expires in 2034. As of June 29, 2025, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $9.1 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,107	$759
Financing cash flows from finance leases	4,903	4,796
Operating cash flows from operating leases (a)	21,112	19,710
Right-of-use assets obtained in exchange for new finance lease liabilities	15,738	2,988
Right-of-use assets obtained in exchange for new operating lease liabilities	12,402	14,343
Cash received from sublease income	5,115	3,355
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
Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets (in thousands):

	June 29, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$15,037	$12,038
Accounts receivable, net	16,357	17,854
Prepaid expenses and other current assets	5,691	2,683
Total current assets	37,085	32,575
Deferred income taxes	1,019	1,019
Other assets	85	122
Total assets	$38,189	$33,716

Liabilities
Current liabilities:
Income and other taxes payable	59	298
Accrued expenses and other current liabilities	41,496	30,324
Current deferred revenue	4,327	4,911
Total current liabilities	45,882	35,533
Deferred revenue	2,353	2,783
Total liabilities	$48,235	$38,316

5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and six months ended June 29, 2025, the Company recognized $7.9 million and $17.7 million, respectively and during the three and six months ended June 30, 2024, the Company recognized $8.2 million and $16.3 million, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances (in thousands):

	June 29, 2025	December 29, 2024	Change
Unearned franchise fees and royalties	$20,652	$21,860	$(1,208)
Unredeemed gift card liabilities	6,680	7,694	(1,014)
Customer loyalty program obligations	5,707	7,252	(1,545)
Total contract liabilities	$33,039	$36,806	$(3,767)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $17.2 million and $16.6 million, respectively, at June 29, 2025 and December 29, 2024. Revenue was reduced approximately $1.9 million and $3.5 million for the three and six months ended June 29, 2025 and approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2024, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The following table (in thousands) includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period.

	Performance Obligations by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Unearned franchise fees and royalties	$3,412	$2,932	$2,691	$2,450	$2,194	$4,604	$18,283
At June 29, 2025, approximately $2.4 million of area development fees related to unopened restaurants and International unearned franchise fees are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant sales when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
The Company applies the practical expedient in ASC 606, “Revenue Recognition” and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of June 29, 2025 and December 29, 2024. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.8 million shares at June 29, 2025, compared to 32.6 million shares at December 29, 2024.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and six months ended June 29, 2025 or June 30, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of June 29, 2025.
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
Dividends
The Company paid aggregate cash dividends of approximately $30.5 million ($0.92 per share) for the six months ended June 29, 2025. On August 1, 2025, our Board of Directors declared a third quarter dividend of $0.46 per common share (approximately $15.4 million in the aggregate), which will be paid on August 29, 2025 to stockholders of record as of the close of business on August 18, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$9,531	$12,243	$18,753	$26,879
Net income attributable to participating securities	(264)	—	(458)	—
Net income attributable to common shareholders	$9,267	$12,243	$18,295	$26,879

Basic earnings per common share
Basic weighted average common shares outstanding	32,849	32,730	32,808	32,688
Basic earnings per common share	$0.28	$0.37	$0.56	$0.82

Diluted earnings per common share
Weighted average common shares outstanding	32,849	32,730	32,808	32,688
Dilutive effect of outstanding equity awards (a)	120	123	124	183
Diluted weighted average common shares outstanding	32,969	32,853	32,932	32,871
Diluted earnings per common share	$0.28	$0.37	$0.56	$0.82
___________________________________
(a)    Excludes 294,000 and 257,000 shares underlying equity awards for the three and six months ended June 29, 2025 and 377,000 and 207,000 shares underlying awards for the three and six months ended June 30, 2024, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	June 29, 2025	December 29, 2024
Senior Notes	$400,000	$400,000
Term Loan	200,000	—
Revolving Facilities	133,804	346,732
Outstanding debt	$733,804	$746,732
Unamortized debt issuance costs	(7,523)	(5,082)
Total long-term debt, net	$726,281	$741,650
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
Term Loan and Revolving Facilities
On March 26, 2025, the Company amended and restated the Amended and Restated Credit Agreement, dated as of September 14, 2021 and amended May 30, 2023 (together, the “Previous Credit Agreement”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”), of which up to $40.0 million is available as swingline loans and up to $80.0 million as letters of credit. The PJI Credit Facilities will mature on March 26, 2030 (the “Maturity Date”) with term loans amortizing in quarterly installments commencing on June 30, 2026 in amounts as set forth in the Second Amended and Restated Credit Agreement and the unpaid balance maturing on the Maturity Date. The remaining availability under the PJI Revolving Facility was approximately $466.2 million as of June 29, 2025.
The Term Loan was advanced in full at the closing of the Second Amended and Restated Credit Agreement, with the proceeds used to repay borrowings outstanding under the senior secured revolving credit facility under the Previous Credit Agreement. The Company incurred $3.2 million of lender and third-party fees, which are being amortized into Net interest expense over the term of the Second Amended and Restated Credit Agreement. The covenant requirements under the Second Amended and Restated Credit Agreement remain in place and are similar to the terms of the Previous Credit Agreement; refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for further description of covenant terms under the Previous Credit Agreement.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2024. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2025, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The Company did not have any borrowings under the PJMF Revolving Facility as of June 29, 2025 or December 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Credit Facilities. During the three months ended June 29, 2025, the Company executed two new interest rate swaps, each with notional values of $50.0 million, to replace the Company’s interest rate swaps that matured on June 30, 2025.
As of June 29, 2025, we had the following interest rate swap agreements:

Effective Dates	Floating Rate Debt	Fixed Rates
June 23, 2023 through June 30, 2025	$50 million	4.55%
June 23, 2023 through June 30, 2025	$50 million	4.55%
April 29, 2025 through April 25, 2028	$50 million	3.49%
June 30, 2025 through June 30, 2028	$50 million	3.72%
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
The following table provides information on the location and amounts of our current swaps in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value June 29, 2025	Fair Value December 29, 2024
Prepaid and other current assets	$233	$—
Accrued expenses and other current liabilities	$858	$161

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
June 29, 2025	$(429)	Interest expense	$14	$(10,584)
June 30, 2024	$68	Interest expense	$197	$(10,896)

Interest rate swaps for the six months ended:
June 29, 2025	$(358)	Interest expense	$(41)	$(20,663)
June 30, 2024	$740	Interest expense	$397	$(21,959)
Net interest paid, including payments made or received under the swaps, was $5.6 million and $23.2 million for the three and six months ended June 29, 2025, respectively, and $5.8 million and $20.4 million for the three and six months ended June 30, 2024, respectively.

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
During 2024, the Company commenced the next phase of the International Transformation Plan, which involved strategic restaurant closures and divestitures in the UK in order to optimize the Company’s UK restaurant portfolio and improve overall profitability by closing unprofitable locations and mitigating remaining occupancy costs at closed locations, as well as enhancing profitability across the remaining portfolio of Company-owned restaurants. Execution on this phase resulted in the closure of 43 underperforming UK Company-owned restaurants and 32 franchised locations during 2024 and 2025. We recognized impairment charges of $1.4 million and $9.0 million during the three and six months ended June 30, 2024, respectively, for the amount by which the carrying value exceeded the estimated fair value of the asset groups.
During 2024, the Company also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees. We have completed substantially all of the strategic restaurant closures in the UK market and the Company’s efforts during 2025 have turned towards growth opportunities and mitigating closure-related costs as we complete optimization of the portfolio.
The following table summarizes restructuring related costs recorded for the three and six months ended June 29, 2025 and June 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Professional services and other related costs	$780	$1,355	$2,214	$2,701
Loss on franchisee notes receivable	1,050	1,564	2,161	1,564
Long-lived asset impairment charges	801	1,422	801	8,976
Lease terminations and other lease related costs	(195)	306	(560)	306
Employee termination costs	15	(199)	15	444
Loss on refranchising Company-owned restaurants	—	1,737	—	1,737
Total international transformation costs	$2,451	$6,185	$4,631	$15,728
Stock-based compensation expense/(forfeitures on unvested awards)	24	(56)	(21)	(76)
Total international transformation costs, inclusive of stock-based award expense/forfeitures	$2,475	$6,129	$4,610	$15,652
The Company has incurred total restructuring related costs of $34.1 million since commencement of the International Transformation Plan, all of which were included in General and administrative expenses in the Condensed Consolidated Statements of Operations. Total estimated pre-tax costs associated with the International Transformation Plan are approximately $35 million (inclusive of the $34.1 million incurred through the second quarter of 2025), substantially all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2025.

The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Employee termination costs	Professional services and other related costs	Lease terminations and other lease related costs	Total
Balance as of December 29, 2024	$133	$2,335	$2,073	$4,541
Charges	15	2,214	—	2,229
Payments	(70)	(4,198)	(771)	(5,039)
Balance as of June 29, 2025	$78	$351	$1,302	$1,731
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022 and remained accrued in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of June 29, 2025. The proposed settlement remains subject to approval by the District Court and contains certain customary contingencies. The Company continues to deny any liability or wrongdoing in this matter.
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

	Three Months Ended June 29, 2025
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$175,797	$35,359	$214,846	$44,184	$470,186
Intersegment revenues	—	1,244	52,813	—	54,057
Segment revenue	$175,797	$36,603	$267,659	$44,184	$524,243

Less segment expenses (a):
COS - Product Costs	$53,196	$—	$190,554	$13,073	$256,823
COS - Salaries & Benefits	57,203	—	30,061	1,964	89,228
COS - Other (d)	45,586	—	16,378	9,370	71,334
General & Administrative	9,948	9,760	11,014	9,282	40,004
Other Segment Expenses (c)	—	—	—	4,858	4,858
Segment adjusted EBITDA	$9,864	$26,843	$19,652	$5,637	$61,996

	Three Months Ended June 30, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$173,207	$34,409	$198,197	$46,547	$452,360
Intersegment revenues	—	1,041	50,303	—	51,344
Segment revenue	$173,207	$35,450	$248,500	$46,547	$503,704

Less segment expenses (a):
COS - Product Costs	$50,961	$—	$181,272	$13,735	$245,968
COS - Salaries & Benefits	56,507	—	28,911	5,023	90,441
COS - Other (d)	42,794	—	14,328	11,452	68,574
General & Administrative (b)	9,471	8,243	8,947	9,575	36,236
Other Segment Expenses (c)	—	—	—	3,049	3,049
Segment adjusted EBITDA	$13,474	$27,207	$15,042	$3,713	$59,436

	Six Months Ended June 29, 2025
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$346,592	$70,911	$427,765	$83,295	$928,563
Intersegment revenues	—	2,503	104,271	—	106,774
Segment revenue	$346,592	$73,414	$532,036	$83,295	$1,035,337

Less segment expenses (a):
COS - Product Costs	$105,333	$—	$380,024	$24,220	$509,577
COS - Salaries & Benefits	115,180	—	60,043	3,531	178,754
COS - Other (d)	90,485	—	32,659	16,440	139,584
General & Administrative	20,698	19,323	20,306	18,126	78,453
Other Segment Expenses (c)	—	—	—	9,959	9,959
Segment adjusted EBITDA	$14,896	$54,091	$39,004	$11,019	$119,010

	Six Months Ended June 30, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	Total
Revenues from external customers	$349,431	$70,106	$401,484	$93,220	$914,241
Intersegment revenues	—	2,090	99,570	—	101,660
Segment revenue	$349,431	$72,196	$501,054	$93,220	$1,015,901

Less segment expenses (a):
COS - Product Costs	$101,489	$—	$363,397	$26,228	$491,114
COS - Salaries & Benefits	113,978	—	58,492	10,503	182,973
COS - Other (d)	85,901	—	28,911	24,334	139,146
General & Administrative (b)	19,650	16,482	18,037	18,314	72,483
Other Segment Expenses (c)	—	—	—	5,935	5,935
Segment adjusted EBITDA	$28,413	$55,714	$32,217	$7,906	$124,250
___________________________________
(a)    Segment expenses exclude Depreciation and amortization, Stock-based compensation expense, and certain General and Administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(b)    The Company prospectively adjusted for updates in internal cost allocation methodologies in our Annual Report on Form 10-K for the year ended December 29, 2024, which increased the amount of internal general and administrative expenses allocated to the segments from Unallocated corporate expenses. These methodology updates have been reflected in the 2024 comparable results. Refer to Note 23 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for additional information.
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

Reconciliation of Segment Results to Company Results

The following table reconciles total revenue from our segments to Total revenues and total adjusted EBITDA from our segments to Income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total Segment revenue	$524,243	$503,704	$1,035,337	$1,015,901
All Other Revenue (a)	73,761	69,312	148,092	134,519
Elimination of intersegment revenue	(68,838)	(65,122)	(135,954)	(128,610)
Total revenues	$529,166	$507,894	$1,047,475	$1,021,810

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total Segment adjusted EBITDA	$61,996	$59,436	$119,010	$124,250
All Other adjusted EBITDA (a)	9,233	5,817	19,397	12,714
Unallocated corporate expenses, adjusted (b)	(18,614)	(6,333)	(36,168)	(17,479)
Other income/(expense) adjustments to reconcile to income before income before income taxes (c)	(28,125)	(30,694)	(53,784)	(57,541)
Net interest expense	(10,584)	(10,896)	(20,663)	(21,959)
Income before income taxes	$13,906	$17,330	$27,792	$39,985
___________________________________
(a)    As noted in the commentary above, All Other revenue and adjusted EBITDA is derived from business units that do not meet the quantitative or qualitative thresholds for determining reportable segments. These consist of operations that derive revenues from franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms. Our largest marketing fund is PJMF, which is designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Technology-based franchisee fees are meant to offset the costs of building, operating, and depreciating technology that supports franchisee operations. As such, these fees may vary from period to period, as they are designed to operate near break-even over time including the impact of depreciation.
(b)    Unallocated corporate expenses represent administrative fees incurred by the restaurant support centers, including information systems and related services, corporate salaries and bonuses, and other corporate costs. These expenses are adjusted for depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(c)    Other income/(expense) adjustments represent Depreciation and amortization, Stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of adjusted EBITDA. For the periods above, the adjustments include:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Depreciation and amortization	$18,819	$17,594	$37,162	$35,268
Stock-based compensation expense	3,824	2,915	7,493	2,545
International restructuring costs (see Note 9)	2,451	6,185	4,631	15,728
Other costs	3,031	4,000	4,498	4,000
Other (income)/expense adjustments	$28,125	$30,694	$53,784	$57,541

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
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Three Months Ended June 29, 2025
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$175,797	$—	$—	$3,192	$—	$—	$178,989
Franchise royalties and fees	—	36,603	—	12,943	—	(1,244)	48,302
Commissary sales	—	—	267,659	19,730	—	(52,813)	234,576
Other revenues	—	—	—	3,409	24,301	(4,574)	23,136
Advertising funds revenue	—	—	—	4,910	49,460	(10,207)	44,163
Total revenues	$175,797	$36,603	$267,659	$44,184	$73,761	$(68,838)	$529,166

	Three Months Ended June 30, 2024
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$173,207	$—	$—	$11,433	$—	$—	$184,640
Franchise royalties and fees	—	35,450	—	12,143	—	(1,041)	46,552
Commissary sales	—	—	248,500	16,125	—	(50,303)	214,322
Other revenues	—	—	—	3,787	20,154	(3,531)	20,410
Advertising funds revenue	—	—	—	3,059	49,158	(10,247)	41,970
Total revenues	$173,207	$35,450	$248,500	$46,547	$69,312	$(65,122)	$507,894

	Six Months Ended June 29, 2025
	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$346,592	$—	$—	$6,278	$—	$—	$352,870
Franchise royalties and fees	—	73,414	—	25,447	—	(2,503)	96,358
Commissary sales	—	—	532,036	35,752	—	(104,271)	463,517
Other revenues	—	—	—	6,693	49,380	(9,180)	46,893
Advertising funds revenue	—	—	—	9,125	98,712	(20,000)	87,837
Total revenues	$346,592	$73,414	$532,036	$83,295	$148,092	$(135,954)	$1,047,475

	Six Months Ended June 30, 2024

	Domestic Company-owned restaurants	North America franchising	North America commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$349,431	$—	$—	$26,460	$—	$—	$375,891
Franchise royalties and fees	—	72,196	—	23,599	—	(2,090)	93,705
Commissary sales	—	—	501,054	30,350	—	(99,570)	431,834
Other revenues	—	—	—	6,852	41,678	(7,185)	41,345
Advertising funds revenue	—	—	—	5,959	92,841	(19,765)	79,035
Total revenues	$349,431	$72,196	$501,054	$93,220	$134,519	$(128,610)	$1,021,810

12. Subsequent Events

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, the “One Big Beautiful Bill Act,” a comprehensive tax and spending bill, was signed into U.S. law. The legislation includes changes to the U.S. corporate tax system, including, but not limited to:

•Maintaining the corporate income tax rate at 21%;
•Modifications to the deductibility of interest expense and executive compensation;
•Reinstatement and expansion of certain bonus depreciation provisions;
•Reinstatement of full expensing for domestic research and development expenditures;
•Significant changes to many credits and provisions of the Inflation Reduction Act; and
•Changes to foreign income taxation, including revisions to Global Intangible Low-Taxed Income (“GILTI”) and foreign-derived deduction eligible income (“FDDEI”) provisions.

The Company is currently evaluating the potential impact of the new legislation on its Consolidated Financial Statements. However, we currently expect that these changes may have a material impact on the Company’s current and deferred tax assets and liabilities as well as a favorable impact on the amount of cash taxes paid during 2025. We do not currently expect a material impact to our effective tax rate for 2025. Because the bill was enacted subsequent to June 29, 2025, its effects are not reflected in the accompanying financial statements as of and for the period ended June 29, 2025.
Anticipated Sale of Joint Venture
On July 18, 2025, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell its 70% interest in a consolidated joint venture that currently operates 85 Domestic Company-owned restaurants for approximately $25 million, which is subject to change based on customary adjustments and is subject to various contingencies. Upon closing of the sale, which we expect to complete by the end of 2025, the Company expects to recognize an estimated pre-tax gain on sale of $15 million to $20 million and the restaurants will convert to franchised locations. This estimate is preliminary and subject to change, as the final gain will be determined upon completion of the relative fair value allocation necessary to finalize the disposal of goodwill associated with the divestiture as well as the final asset and liability balances as of the closing date. As such, the actual gain recognized may differ materially from our current estimate. The Company is unable to provide assurances as to whether the contingencies under the Purchase Agreement will be satisfied within the estimated timing or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa Johns began operations in 1984. At June 29, 2025, there were 5,989 Papa John’s restaurants in operation, consisting of 554 Company-owned and 5,435 franchised restaurants operating in 50 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting both Company and franchised profitability and growth, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
During the second quarter of 2025, we remained focused on executing our strategic priorities and returned to growth in our key comparable sales metric in North America as we position the business for long-term success while continuing to navigate a dynamic macroeconomic and competitive environment. We continue to put our efforts and investments toward initiatives that improve our price/value perception and improve our digital and loyalty experience to increase conversion and reduce friction within the customer experience. Our key areas of focus are:
•Marketing strategy: During the second quarter of 2025, we furthered our investments in our messaging to showcase our BETTER INGREDIENTS. BETTER PIZZA® platform through our “Meet the Makers” marketing campaign, highlighting our six simple ingredients and fresh, never frozen dough and the craftsmanship behind the products we serve. We also focused marketing efforts on improving our value perception, such as emphasizing our Papa Pairings at appropriately-valued price points. We believe if we maintain an appropriate balance of value offerings and premium products, it will lead to improving sales trends and transactions over time. We anticipate spending up to an additional $25 million in marketing investments throughout 2025, including investments in our customer relationship management platform and our loyalty program, when compared with 2024. This incremental spend will focus on ensuring a strong presence nationally as well as in key regional and local markets while leveraging our data to create more personalized offers for our customers.
•Digital and loyalty strategy: Most of our sales occur through digital channels, and we are placing additional focus on strategic investments in our technology infrastructure. Our recently announced partnership with Google Cloud to enhance our ordering and delivery experience serves as an additional example of our commitment to delivering a superior customer experience. We are currently developing and beta testing our new omnichannel experiences, including a new app for iOS and Android to improve navigation and order tracking. We believe these rollouts will enable customers to streamline the ordering journey and simplify the overall user experience. In the fourth quarter of 2024, we also updated our loyalty program to allow members to unlock redeemable rewards in the form of “Papa Dough” faster by converting points to Papa Dough in smaller increments. Though the lower redemption threshold slightly decreased our overall ticket size during the quarter, we are pleased with the response to the lower redemption threshold, which has activated our members at higher rates to help drive transactions and frequency. We will continue evolving our loyalty and digital experiences as they must be flexible and easy to understand to create strong, emotionally connected consumer engagement that seamlessly integrates with our creative, paid, earned and owned messaging.
•Domestic commissary growth strategy: We continue to evolve our commissary business to drive profitable growth and improve overall supply chain productivity across the system. We have undertaken an internal review of our supply chain and have identified several initiatives that we believe will optimize our commissary business in an effort to reduce the overall cost to serve our Domestic Company-owned and franchised restaurants. Management has not yet finalized the timing and extent to which these initiatives will be implemented, but currently believe that we will begin recognizing cost savings from these initiatives in 2026.

•Development strategy: Development is a key long-term growth driver as we believe there is significant opportunity to offer our quality product to more customers globally and domestically. During the second quarter, we opened 45 new restaurants systemwide, comprised of 19 restaurant openings in North America and 26 restaurant openings in International markets. To pursue the opportunities we have identified in the United States and accelerate development, we are offering a three-year waiver of PJMF contributions for new restaurants opened in 2025, which is intended to deliver higher restaurant-level profit margins, add scale in key markets and attract growth-driven franchisees. Additionally, in July 2025 we signed an agreement to sell our ownership stake in a joint venture that operates 85 restaurants, with the transaction expected to close by the end of 2025. We are excited to offer growth-minded franchisees opportunities to expand their businesses and will continue to evaluate refranchising Company-owned restaurants within various Domestic markets, along with considering strategic closures in certain International markets.
International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position certain international markets, including the United Kingdom, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $35 million (inclusive of the $34.1 million incurred through the second quarter of 2025), the remainder of which we expect to be recognized in 2025. See “Note 9. Restructuring” of “Notes to Condensed Consolidated Financial Statements” for additional details. The Company is in the final stages of executing the International Transformation Plan, which is expected to be completed during 2025.
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

	Three Months Ended		Six Months Ended
Amounts below exclude the impact of foreign currency	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Comparable sales growth (decline):
Domestic Company-owned restaurants	0.3%	(4.2)%	(2.1)%	(3.6)%
North America franchised restaurants	1.0%	(3.4)%	(0.7)%	(2.4)%
North America restaurants	0.9%	(3.6)%	(1.0)%	(2.7)%
International restaurants	3.7%	(0.1)%	3.5%	(1.4)%
Total comparable sales growth (decline)	1.6%	(2.7)%	0.1%	(2.4)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	1.5%	(1.5)%	(0.8)%	(1.7)%
North America franchised restaurants	2.7%	(1.9)%	1.1%	(1.8)%
North America restaurants	2.5%	(1.9)%	0.7%	(1.8)%
International restaurants (a)	6.6%	5.1%	6.1%	3.3%
Total global system-wide restaurant sales growth (decline) (a)	3.5%	(0.2)%	2.1%	(0.5)%
___________________________________
(a) System-wide sales for the three and six months ended June 30, 2024 include $6.7 million and $7.1 million, respectively of International sales related to the first and second quarters of 2024 that were erroneously omitted in prior periods.

Restaurant Progression	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
North America Company-owned:
Beginning of period	539	536	539	531
Opened	2	1	3	6
Closed	—	—	(1)	—
End of period	541	537	541	537
North America franchised:
Beginning of period	2,977	2,911	2,975	2,902
Opened	17	9	34	25
Closed	(18)	(10)	(33)	(17)
End of period	2,976	2,910	2,976	2,910
International Company-owned:
Beginning of period	13	117	13	117
Closed	—	(43)	—	(43)
Refranchised	—	(41)	—	(41)
End of period	13	33	13	33
International franchised:
Beginning of period	2,490	2,350	2,503	2,356
Opened	26	56	55	79
Closed	(57)	(44)	(99)	(73)
Refranchised	—	41	—	41
End of period	2,459	2,403	2,459	2,403
Total restaurants – end of period	5,989	5,883	5,989	5,883

Trailing four quarters net restaurant growth	106	111

Results of Operations
Financial Statement Updates
During the year ended December 29, 2024, the Company implemented several financial statement changes in its Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics. Presentation changes to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the three and six months ended June 30, 2024 have been reclassified for consistency with the current year presentation.
Additionally, during the year ended December 29, 2024, the Company updated its internal cost allocation methodology to better reflect current levels of time and effort spent managing our different segments. These updates resulted in a higher allocation of previously unallocated corporate expenses to primarily each of the North America franchising and International segments. This update in methodology did not impact total reported expenses and was implemented prospectively beginning with the year ended December 29, 2024, and as such prior-period comparative information has been recast.
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	QTD	YTD
Revenues:
Company-owned restaurant sales	$178,989	$184,640	$352,870	$375,891	(3.1)%	(6.1)%
Franchise royalties and fees	48,302	46,552	96,358	93,705	3.8%	2.8%
Commissary revenues	234,576	214,322	463,517	431,834	9.5%	7.3%
Other revenues	23,136	20,410	46,893	41,345	13.4%	13.4%
Advertising funds revenue	44,163	41,970	87,837	79,035	5.2%	11.1%
Total revenues	$529,166	$507,894	$1,047,475	$1,021,810	4.2%	2.5%
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
Total revenues increased $21.3 million, or 4.2%, to $529.2 million for the three months ended June 29, 2025 and increased $25.7 million, or 2.5%, to $1.05 billion for the six months ended June 29, 2025, as compared to the prior year comparable periods. Changes in total revenues were impacted by the transactions noted above and as detailed in the discussions below.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants, decreased $5.7 million, or 3.1%, for the three months ended June 29, 2025 and decreased $23.0 million, or 6.1%, for the six months ended June 29, 2025, as compared to the prior year comparable periods. The decrease was primarily due to declines of $8.2 million and $20.2 million in revenues from our Company-owned restaurants in the UK, respectively, due to the transactions discussed above. The decrease for the three months ended June 29, 2025 is partially offset by a $2.6 million increase in revenue from our Domestic Company-owned restaurants due to higher average ticket that drove comparable sales growth of 0.3%, partially offset by the refranchising of 15 restaurants in the prior year. The decrease for the six months ended June 29, 2025 is also a result of a $2.8 million decline in revenue from our Domestic Company-

owned restaurants, reflecting a 2.1% decline in Domestic comparable sales as a result of lower transaction volumes and the refranchising of 15 restaurants in the prior year, partially offset by higher average ticket.
Franchise royalties and fees, which include revenues generated from both North American and International franchisees, increased $1.8 million, or 3.8%, for the three months ended June 29, 2025 and increased $2.7 million, or 2.8%, for the six months ended June 29, 2025, as compared to the prior year comparable periods. The increases were primarily due to growth in North America franchised equivalent units of 2.7% and 2.8% and growth in International comparable sales of 3.7% and 3.5% for the three and six months ended June 29, 2025, respectively.
North America franchise restaurant sales increased to $752.3 million, or 2.7% excluding the impact of foreign currency fluctuations, for the three months ended June 29, 2025 as compared to the prior year comparable period. North America franchise restaurant sales increased to $1.51 billion, or 1.1% excluding the impact of foreign currency fluctuations, for the six months ended June 29, 2025 as compared to the prior year comparable period. North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. The main driver in the higher franchise restaurant sales was the North America equivalent unit growth noted above.
International franchise restaurant sales increased $33.0 million to $324.8 million and increased $54.9 million to $622.1 million for the three and six months ended June 29, 2025, respectively. As mentioned above, the UK transactions in the second and third quarters of 2024 impacted the comparability of International franchise restaurant sales earned in each period. Excluding the impact of the UK restaurant changes and foreign currency fluctuations, International franchise restaurant sales would have increased $21.0 million, or 7.0%, and increased $37.0 million, or 6.3%, for the three and six months ended June 29, 2025, respectively. International franchise restaurant sales are not included in Company revenues; however, our international royalty revenue is derived from these sales. The increases were due to growth in International comparable sales of 3.7% and 3.5% for the three and six months ended June 29, 2025, respectively, as well as restaurant growth.
Commissary revenues, which includes sales from our North American and International QC Centers, increased $20.3 million or 9.5% for the three months ended June 29, 2025 and increased $31.7 million or 7.3% for the six months ended June 29, 2025 as compared to the prior year comparable period. The increase for the three and six months ended June 29, 2025 was primarily due to higher prices and higher transaction volumes as compared to the prior year comparable periods.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business, increased $2.7 million, or 13.4%, and increased $5.5 million, or 13.4%, for the three and six months ended June 29, 2025, respectively, as compared to the prior year comparable periods primarily due to higher revenues generated from technology services as a result of an increase in the technology fee charged to franchisees that began in the second half of 2024.
Advertising funds revenue, which includes the operations of PJMF as well as local and International marketing funds, increased $2.2 million, or 5.2%, and increased $8.8 million, or 11.1%, for the three and six months ended June 29, 2025, respectively, as compared to the prior year comparable periods. The increases for the three and six month periods were primarily driven by increases in the PJMF contribution percentage, which took effect in the second quarter of 2024, as well as increases to contribution percentages in certain International markets. The increase in advertising funds revenue also results from global system-wide restaurant sales growth of 3.5% and 2.1% for the three and six months ended June 29, 2025, respectively.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Six Months Ended		Increase (Decrease)
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	QTD	YTD
Costs and expenses:
Cost of sales	$371,716	$363,038	$738,212	$730,704	2.4%	1.0%
General and administrative expenses	70,118	57,046	135,285	114,923	22.9%	17.7%
Depreciation and amortization	18,819	17,594	37,162	35,268	7.0%	5.4%
Advertising funds expense	44,023	41,990	88,361	78,971	4.8%	11.9%
Total costs and expenses	$504,676	$479,668	$999,020	$959,866	5.2%	4.1%
Total costs and expenses were approximately $504.7 million, or 95.4% of total revenues, and $999.0 million, or 95.4% of total revenues, for the three and six months ended June 29, 2025, as compared to $479.7 million, or 94.4% of total revenues, and $959.9 million, or 93.9% of total revenues in the prior year comparable periods.
Cost of sales consists primarily of Company-owned restaurant and supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food and paper products, labor, freight and delivery, occupancy costs, advertising costs related to Company-owned restaurants, and insurance expense. Cost of sales were $371.7 million and $738.2 million, respectively, for the three and six months ended June 29, 2025, an increase of $8.7 million and $7.5 million, respectively, from the prior year comparable periods. The increases were due primarily to higher volumes for our Domestic QC Centers, higher food costs for our Domestic Company-owned restaurants, and higher local advertising costs for our Company-owned restaurants. These increases were partially offset by decreases of approximately $5.7 million and $17.0 million for the three and six months ended June 29, 2025, respectively, due to lower food and labor costs from our Company-owned restaurants in the UK as a result of the restaurant closures and refranchising transactions discussed above.
Costs of sales by segment for the three and six months ended June 29, 2025 and June 30, 2024, respectively, were as follows:

	Three Months Ended			Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	Increase (Decrease)	June 29, 2025	June 30, 2024	Increase (Decrease)
Domestic Company-owned restaurants (a)	$156,233	$150,508	$5,725	$311,489	$301,937	$9,552
North America commissaries (a)	237,187	224,511	12,676	472,919	450,799	22,120
International (a)	24,386	30,209	(5,823)	44,170	61,064	(16,894)
Total cost of sales by segment (b)	417,806	405,228	12,578	828,578	813,800	14,778
All other (c)	12,551	12,531	20	25,181	25,426	(245)
Intersegment cost of sales	(58,641)	(54,721)	(3,920)	(115,547)	(108,522)	(7,025)
Total cost of sales	$371,716	$363,038	$8,678	$738,212	$730,704	$7,508
___________________________________
(a)    Segment cost of sales include stock-based compensation expenses and other adjustments that are excluded from our segment results, which are presented on an adjusted basis (see “Note 11. Segment Information”).
(b)    The North America franchising segment does not incur costs of sales, and therefore is not included in total cost of sales by segment. The North America franchising segment consists of our franchise sales and support activities for our franchisees located in the United States and Canada.
(c)    “All other” refers to all other business units that do not meet the quantitative or qualitative thresholds for determining reportable segments, and primarily includes our online and mobile ordering business and our marketing funds and are not operating segments.
General and administrative expenses (“G&A”) expenses were $70.1 million, or 13.3% of revenues, and $135.3 million or 12.9% of revenues, for the three and six months ended June 29, 2025, respectively, as compared to $57.0 million, or 11.2%

of revenues, and $114.9 million, or 11.2% of revenues for the prior year comparable periods, respectively. G&A expenses consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Administrative and other general expenses, net (a)	$64,805	$46,917	$126,349	$95,271
International restructuring costs (b)	2,475	6,129	4,631	15,652
Other costs (c)	2,838	4,000	4,305	4,000
General and administrative expenses	$70,118	$57,046	$135,285	$114,923
___________________________________
(a)Administrative and other general expenses, net increased by $17.9 million and $31.1 million, respectively, for the three and six months ended June 29, 2025. The increase for the three months ended June 29, 2025 was primarily due to $8.6 million of expenses incurred for incremental marketing investments and a $3.7 million increase from higher incentive compensation under our Management Incentive Plan as compared to prior year comparable period. The six months ended June 29, 2025 were also impacted by expenses resulting from our bi-annual franchise operating conference held in the first quarter of 2025 and lower comparative-period equity compensation costs related to leadership changes during the first quarter of 2024.
(b)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring”.
(c)For the three and six months ended June 29, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations, and;
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that struck the Texas Quality Control Center (“QC Center”) as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and six months ended June 30, 2024, represents a non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants. Refer to Note 2. Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements” for further details.
Depreciation and amortization expenses were $18.8 million, or 3.6% of total revenues, and $37.2 million, or 3.5% of total revenues for the three and six months ended June 29, 2025, respectively, as compared to $17.6 million, or 3.5% of total revenues and $35.3 million or 3.5% of total revenues for the prior year comparable periods, respectively. The increases were primarily due to higher depreciation expense related to our investments in technology platforms.
Advertising funds expenses were $44.0 million or 99.7% of advertising revenues and $88.4 million or 100.6% of advertising revenues for the three and six months ended June 29, 2025, respectively, as compared to $42.0 million or 100.0% of advertising revenues and $79.0 million or 99.9% of advertising revenues for the prior year comparable periods, respectively. Advertising funds expense is comprised primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. The increase was primarily due to higher advertising spend resulting from the previously discussed increase in contributions to the national marketing fund. Advertising funds expense also contains expenses incurred through our international marketing funds to support our International business, which may lead to Advertising funds expense being less than or in excess of Advertising funds revenue due to timing differences.

Segment Financial Performance
We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and other adjustments, referred to as adjusted EBITDA. See “Note 11. Segment Information” for further information regarding the Company’s segments. Adjusted EBITDA for each of our reportable segments is summarized in the table below.

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	QTD	YTD
Domestic Company-owned restaurants	$9,864	$13,474	$14,896	$28,413	$(3,610)	$(13,517)
North America franchising	26,843	27,207	54,091	55,714	(364)	(1,623)
North America commissaries	19,652	15,042	39,004	32,217	4,610	6,787
International	5,637	3,713	11,019	7,906	1,924	3,113
Domestic Company-owned restaurants decreased $3.6 million for the three months ended June 29, 2025 primarily due to higher food and labor costs for our Domestic Company-owned restaurants during 2025. Domestic Company-owned restaurants decreased $13.5 million for the six months ended June 29, 2025 primarily due to higher food costs and local advertising costs. Results were also impacted by a 2.1% decline in comparable sales compared to the prior year period.
North America franchising decreased $0.4 million and $1.6 million for the three and six months ended June 29, 2025, respectively, primarily due to higher incentive compensation allocated to the segment compared to the prior year periods, partially offset by higher royalty and franchise fee revenue as discussed above.
North America commissaries increased $4.6 million and $6.8 million for the three and six months ended June 29, 2025, respectively, primarily due to higher prices mentioned previously. This was offset by higher food costs, higher salaries and benefits, and increases in rent due to the sale and subsequent leaseback of two Domestic QC Centers in Texas and Florida in the third quarter of 2024.
International increased $1.9 million and $3.1 million for the three and six months ended June 29, 2025, respectively. The increase was primarily due to operating losses attributable to the UK Company-owned restaurants during the prior year comparable periods, when we owned and operated more restaurants in the UK.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	QTD	YTD
Operating income	$24,490	$28,226	$48,455	$61,944	$(3,736)	$(13,489)
Net interest expense	(10,584)	(10,896)	(20,663)	(21,959)	(312)	(1,296)
Income before income taxes	13,906	17,330	27,792	39,985	(3,424)	(12,193)
Income tax expense (a)	(4,235)	(4,794)	(8,778)	(12,535)	(559)	(3,757)
Net income	9,671	12,536	19,014	27,450	(2,865)	(8,436)
Net income attributable to noncontrolling interests	(140)	(293)	(261)	(571)	(153)	(310)
Net income attributable to the Company	$9,531	$12,243	$18,753	$26,879	$(2,712)	$(8,126)

Basic earnings per common share	$0.28	$0.37	$0.56	$0.82	$(0.09)	$(0.26)
Diluted earnings per common share	$0.28	$0.37	$0.56	$0.82	$(0.09)	$(0.26)
(a) The signage of Income tax expense has been changed from the historic presentation for purposes of signage consistency with other expense items.
Net Interest Expense
Net interest expense decreased $0.3 million and $1.3 million for the three and six months ended June 29, 2025, respectively. The decrease for the three and six months ended June 29, 2025 was primarily due to lower average interest rates during the respective periods.
Income Tax Expense
Our effective income tax rates were 30.5% and 31.6% for the three and six months ended June 29, 2025, respectively, as compared to an income tax rate of 27.7% and 31.3% for the prior year comparable periods, respectively. The higher effective tax rate for the three months ended June 29, 2025 was primarily due to lower pretax book income and tax shortfall generated by vesting of restricted shares in the second quarter of 2025. The effective tax rate was materially consistent between the six months ended June 29, 2025 and the prior year comparable period.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Income before income taxes	$13,906	$17,330	$27,792	$39,985
Income tax expense	$(4,235)	$(4,794)	$(8,778)	$(12,535)
Effective tax rate	30.5%	27.7%	31.6%	31.3%
Net Income Attributable to Noncontrolling Interests
Net income included income of $0.1 million and $0.3 million, respectively, attributable to noncontrolling interests for the three and six months ended June 29, 2025 as compared to income of $0.3 million and $0.6 million, respectively, for the prior year comparable periods.
Diluted Earnings Per Common Share
Diluted earnings per common share were $0.28 and $0.56 for the three and six months ended June 29, 2025, respectively, as compared to $0.37 and $0.82 for the prior year comparable periods, respectively, representing a decrease of $0.09 and $0.26, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.41 and $0.77 for the three and six months ended June 29, 2025, respectively, as compared to adjusted diluted earnings per common share of $0.61 and $1.28 for the prior year comparable periods, respectively, representing a decrease of $0.20 and $0.51, respectively. See “Non-GAAP Measures” for additional information.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$9,671	$12,536	$19,014	$27,450
Income tax expense	4,235	4,794	8,778	12,535
Net interest expense	10,584	10,896	20,663	21,959
Depreciation and amortization	18,819	17,594	37,162	35,268
Stock-based compensation expense	3,824	2,915	7,493	2,545
International restructuring costs (a)	2,451	6,185	4,631	15,728
Other costs (b)	3,031	4,000	4,498	4,000
Adjusted EBITDA	$52,615	$58,920	$102,239	$119,485

Net income attributable to common shareholders	$9,267	$12,243	$18,295	$26,879
International restructuring costs (a)	2,475	6,129	4,610	15,652
Other costs (b)	3,031	4,000	4,498	4,000
Tax effect of adjustments (c)	(1,250)	(2,289)	(2,068)	(4,441)
Adjusted net income attributable to common shareholders	$13,523	$20,083	$25,335	$42,090

Diluted earnings per common share	$0.28	$0.37	$0.56	$0.82
International restructuring costs (a)	0.07	0.19	0.14	0.48
Other costs (b)	0.10	0.12	0.13	0.12
Tax effect of adjustments (c)	(0.04)	(0.07)	(0.06)	(0.14)
Adjusted diluted earnings per common share	$0.41	$0.61	$0.77	$1.28
`

___________________________________
(a)Represents costs associated with the Company’s International Transformation Plan. See “Note 9. Restructuring” for additional details.
(b)For the three and six months ended June 29, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations, and;
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that struck the Texas Quality Control Center (“QC Center”) as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and six months ended June 30, 2024, represents a non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants. Refer to Note 2. Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements” for further details.
(c)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.7% for the three and six months ended June 29, 2025 and 22.6% for the three and six months ended June 30, 2024.
In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under the Second Amended and Restated Credit Agreement, dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”), which amended and restated the Amended and Restated Credit Agreement dated as of September 14, 2021 and amended May 30, 2023. The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”). See “Note 8. Debt” for additional detail regarding the Second Amended and Restated Credit Agreement.
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
Cash Flows
The table below summarizes our cash flows for the six months ended June 29, 2025 and June 30, 2024 (in thousands):

	Six Months Ended
	June 29, 2025	June 30, 2024
Total cash provided by (used in):
Operating activities	$66,843	$41,957
Investing activities	(19,389)	(23,841)
Financing activities	(52,751)	(34,428)
Effect of exchange rate changes on cash and cash equivalents	641	30
Change in cash and cash equivalents	$(4,656)	$(16,282)
Operating Activities
Total cash provided by operating activities was $66.8 million for the six months ended June 29, 2025 compared to $42.0 million for the corresponding period of 2024. The increase of $24.9 million primarily reflects a favorable impact from timing of collections and marketing spend within our advertising fund as well as favorable changes in working capital accounts compared to the prior period.
Investing Activities
Total cash used in investing activities was $19.4 million for the six months ended June 29, 2025 compared to $23.8 million for the same period in 2024. The decrease in cash used in investing activities is due primarily to a $2.7 million year-over-year increase in repayments of notes issued and a $2.5 million year-over-year increase in investment distributions from our deferred compensation plan.
Our capital expenditures consisted primarily of capital investments for existing restaurants and new restaurant locations as well as investments in technology platforms. We estimate that our capital expenditures during 2025 will be approximately $75 million to $85 million, which primarily consists of the acquisition of sites and construction costs for new Company-owned restaurants that have opened or that we expect to open during 2025. This estimate also includes an estimated $8 million to $13 million of capital expenditures related to rebuilding tornado damage incurred at our Texas QC Center and Louisville restaurant support center and QC Center. These amounts are subject to change as repair and reconstruction work is ongoing, and we anticipate these amounts will be recovered under our insurance policy, subject to our policy deductibles. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.

Financing Activities
Total cash used in financing activities was $52.8 million for the six months ended June 29, 2025 compared to $34.4 million for the same period of 2024. During the first six months of 2025, the principal financing outflows were related to dividend payments of $30.5 million and payments related to financing leases of $4.9 million. Cash used in financing activities also reflects the impact of net repayments of $16.1 million under the PJI Revolving Facility throughout the year, which includes the refinancing of our debt via the Second Amended and Restated Credit Agreement during the first quarter of 2025 that resulted in borrowings of $200.0 million under the new Term Loan, from which the proceeds were used to repay $196.8 million to the PJI Revolving Facility as well as $3.2 million in related issuance costs.
In the first six months of 2024, the primary uses of cash for financing activities were $30.2 million in dividend payments, $3.3 million in tax payments on equity award issuances and $4.8 million in payments related to financing leases. These outflows were partially offset by net borrowings of $3.0 million from the PJI Revolving Facility and the PJMF revolving line of credit (the “PJMF Revolving Facility”). There were no share repurchases in the first six months of 2025 or 2024.
Debt
Our outstanding debt as of June 29, 2025 was $733.8 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”), $200.0 million of Term Loan borrowings, and $133.8 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $466.2 million as of June 29, 2025.
Our Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants that, among other things, require customary reporting obligations, and restrict, subject to certain exceptions, the incurrence of additional indebtedness and liens, the consummation of certain mergers, consolidations, sales of assets and similar transactions, the making of investments, equity distributions and other restricted payments, and transactions with affiliates, in each case, that are substantially similar to our previous credit agreement (the “Previous Credit Agreement”). In addition, the Company is subject to the following financial covenants substantially similar to those in the Previous Credit Agreement (other than the new liquidity requirement described in clause (3)): (1) a maximum Leverage Ratio of 5.25 to 1.00, subject to the Company’s election to increase the maximum Leverage Ratio by 0.5 to 1.0 in connection with material acquisitions if the Company satisfies certain requirements; (2) a minimum ratio of EBITDA plus consolidated rental expense to consolidated interest expense plus consolidated rental expense of 2.00 to 1.00; and (3) applicable only during the time period beginning 91 days prior to the maturity of the Company’s existing senior notes due 2029 (the “Senior Notes”) and until such Senior Notes are repaid in full or the maturity thereof is extended at least 91 days after the latest maturity date applicable to the Credit Facilities, liquidity of not less than $150.0 million. The Company is also subject to certain financial covenants, as shown in the following table, that could restrict or impose constraints on the liquidity of our business:

	Permitted Ratio	Actual Ratio as of June 29, 2025
Leverage ratio	Not to exceed 5.25 to 1.0	3.4 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.0 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 29, 2025.
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
The PJMF Revolving Facility consists of a $30.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 and most recently amended on September 30, 2024. We did not have any borrowings under the

PJMF Revolving Facility as of June 29, 2025 or December 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and six months ended June 29, 2025 or June 30, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of June 29, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $30.5 million ($0.92 per share) and $30.2 million ($0.92 per share) for the six months ended June 29, 2025 and June 30, 2024, respectively. On August 1, 2025, our Board of Directors declared a third quarter dividend of $0.46 per common share (approximately $15.4 million in the aggregate), which will be paid on August 29, 2025 to stockholders of record as of the close of business on August 18, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
Enactment of the “One Big Beautiful Bill Act”
On July 4, 2025, the “One Big Beautiful Bill Act,” a comprehensive tax and spending bill, was signed into U.S. law. The legislation includes changes to the U.S. corporate tax system; refer to “Note 12. Subsequent Events” of the “Notes to Condensed Consolidated Financial Statements” for further details. We anticipate that the enactment of this bill will result in an estimated $10 million to $15 million reduction in cash taxes to be paid during the second half of 2025 due to the reinstatement of 100% bonus depreciation and full expensing for domestic research and development expenditures.
Free Cash Flow
Free cash flow, a non-GAAP measure, is defined as net cash provided by operating activities (from the Condensed Consolidated Statements of Cash Flows) less the purchases of property and equipment, excluding purchases of property and equipment related to damages from natural disasters. We view free cash flow as an important financial measure because it is one factor that management uses in determining the amount of cash available for discretionary investment. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies. Free cash flow should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures.
The Company’s free cash flow was as follows for the six month periods of 2025 and 2024 (in thousands):

	Six Months Ended
	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$66,843	$41,957
Purchases of property and equipment	(30,305)	(29,155)
Free cash flow	$36,538	$12,802
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
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, depreciation and amortization, interest expenses, tax rates, system-wide sales, adjusted EBITDA, the current economic environment, industry trends, consumer behavior and preferences, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product, digital and technology innovation and investments, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, impacts of tariffs, insurance recoveries for damages related to natural disasters, repositioning of the UK market, International restructuring plans, including timing of completion, expected benefits and costs, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 29, 2025 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 8.3% and 8.0% of our revenues were derived from these operations for the three and six months ended June 29, 2025, respectively, as compared to 7.8% and 7.9% for the prior year comparable period, respectively.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of less than $1.9 million and a favorable impact of approximately $2.0 million on International revenues for the three and six months ended June 29, 2025, respectively; and an unfavorable impact of $0.2 million and a favorable impact of $0.8 million on International revenues for the three and six months ended June 30, 2024, respectively. Foreign currency exchange rate fluctuations had an unfavorable impact of approximately $0.1 million and a favorable impact of approximately $0.1 million on operating income for the three and six months ended June 29, 2025, respectively; and an unfavorable impact of approximately $0.5 million and an unfavorable impact of $1.4 million on operating income for the three and six months ended June 30, 2024, respectively.
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
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended June 29, 2025, and approximately $90.2 million remained available under the Company’s share repurchase program as of June 29, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended June 29, 2025, the Company acquired approximately 2,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
Item 5. Other Information
Rule 10b5-1 Trading Plans of Directors and Executive Officers
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended June 29, 2025:

Name and Title	Date of Adoption of Rule 10b5-1(c) Trading Plan	Scheduled Expiration Date of Rule 10b5-1(c) Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
Ravi Thanawala, Chief Financial Officer & EVP, International	May 29, 2025	March 2, 2026	Sale of up to 15,400 shares of common stock in multiple transactions upon achievement of limit price
___________________________________
(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

No other directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description

10.1	First Amendment to the Papa John’s International, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to our Exhibit 10.2 to the Company’s Form S-8 filed on June 26, 2025).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 29, 2025, filed on August 7, 2025, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 7, 2025	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer & EVP, International