Form 10-Q
period 2025-09-28
PAPA JOHNS INTERNATIONAL INC
filed 2025-11-06
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 31, 2025, there were 32,789,416 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 28, 2025	December 29, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,972	$37,955
Accounts receivable, net	104,384	101,677
Notes receivable, current portion	3,815	4,928
Income tax receivable	3,689	2,214
Inventories	35,761	35,245
Prepaid expenses and other current assets	53,272	48,586
Assets held for sale (a)	30,949	—
Total current assets	270,842	230,605
Property and equipment, net	262,294	273,272
Finance lease right-of-use assets, net	36,295	28,761
Operating lease right-of-use assets, net	160,975	184,425
Notes receivable, less current portion, net	3,237	8,867
Goodwill	67,450	75,460
Other assets	83,004	87,562
Total assets	$884,097	$888,952

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$70,378	$61,842
Income and other taxes payable	9,632	11,987
Accrued expenses and other current liabilities	164,306	155,579
Current deferred revenue	12,555	15,519
Current finance lease liabilities	9,700	7,280
Current operating lease liabilities	25,724	25,756
Current portion of long-term debt	2,500	—
Liabilities held for sale (a)	16,034	—
Total current liabilities	310,829	277,963
Deferred revenue	18,604	21,287
Long-term finance lease liabilities	28,312	22,885
Long-term operating lease liabilities	156,788	173,557
Long-term debt, less current portion, net	727,135	741,650
Other long-term liabilities	65,880	64,923
Total liabilities	1,307,548	1,302,265

Redeemable noncontrolling interests	925	903

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,296 at September 28, 2025 and 49,283 at December 29, 2024)	493	493
Additional paid-in capital	455,099	452,449
Accumulated other comprehensive loss	(6,733)	(8,456)
Retained earnings	219,041	241,717
Treasury stock (16,510 shares at September 28, 2025 and 16,637 shares at December 29, 2024, at cost)	(1,107,205)	(1,115,729)
Total stockholders’ deficit	(439,305)	(429,526)
Noncontrolling interests in subsidiaries	14,929	15,310
Total Stockholders’ deficit	(424,376)	(414,216)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$884,097	$888,952
(a) Refer to “Note 11. Divestitures” for additional details.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Revenues:
Company-owned restaurant sales	$168,421	$171,097	$521,291	$546,988
Franchise royalties and fees	47,051	45,830	143,409	139,535
Commissary revenues	229,581	228,989	693,098	660,823
Other revenues	21,424	19,521	68,317	60,866
Advertising funds revenue	41,677	41,370	129,514	120,405
Total revenues	508,154	506,807	1,555,629	1,528,617
Costs and expenses:
Cost of sales	369,130	370,079	1,107,342	1,100,783
General and administrative expenses	56,478	12,883	191,763	127,806
Depreciation and amortization	24,914	17,260	62,076	52,528
Advertising funds expense	41,461	41,356	129,822	120,327
Total costs and expenses	491,983	441,578	1,491,003	1,401,444
Operating income	16,171	65,229	64,626	127,173
Net interest expense	(9,945)	(10,629)	(30,608)	(32,588)
Income before income taxes	6,226	54,600	34,018	94,585
Income tax expense (a)	(1,753)	(12,812)	(10,531)	(25,347)
Net income	4,473	41,788	23,487	69,238
Net (income) loss attributable to noncontrolling interests	234	20	(27)	(551)
Net income attributable to the Company	$4,707	$41,808	$23,460	$68,687

Net income attributable to common shareholders	$4,447	$41,808	$22,742	$68,687

Basic earnings per common share	$0.14	$1.28	$0.69	$2.10
Diluted earnings per common share	$0.13	$1.27	$0.69	$2.09

Basic weighted average common shares outstanding	32,889	32,745	32,834	32,701
Diluted weighted average common shares outstanding	33,043	32,930	32,962	32,850
(a) The signage of Income tax expense has been changed from the historic presentation for purposes of signage consistency with other expense items.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Net income	$4,473	$41,788	$23,487	$69,238
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(908)	2,051	2,720	1,670
Interest rate swaps (a)	(84)	(1,059)	(547)	(103)
Other comprehensive income (loss), before tax	(992)	992	2,173	1,567
Income tax effect:
Foreign currency translation adjustments	207	(453)	(574)	(367)
Interest rate swaps (b)	19	239	124	23
Income tax effect	226	(214)	(450)	(344)
Other comprehensive income (loss), net of tax	(766)	778	1,723	1,223
Comprehensive income before attribution to noncontrolling interests	3,707	42,566	25,210	70,461
Less: comprehensive (income) loss, redeemable noncontrolling interests	(32)	(43)	(84)	(233)
Less: comprehensive (income) loss, nonredeemable noncontrolling interests	266	63	57	(318)
Comprehensive income attributable to the Company	$3,941	$42,586	$25,183	$69,910
___________________________________
(a)    Amounts reclassified out of accumulated other comprehensive loss into net interest income (expense) include $158 and $117 for the three and nine months ended September 28, 2025, respectively and $194 and $591 for the three and nine months ended September 29, 2024, respectively.
(b)    The income tax benefit (expense) effects of amounts reclassified out of accumulated other comprehensive loss were $(35) and $(26) for the three and nine months ended September 28, 2025, respectively and $43 and $133 for the three and nine months ended September 29, 2024, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended September 28, 2025
Balance at June 29, 2025	32,753	$493	$452,787	$(5,967)	$229,868	$(1,109,178)	$15,243	$(416,754)
Net income (loss) (a)	—	—	—	—	4,707	—	(266)	4,441
Other comprehensive income (loss), net of tax	—	—	—	(766)	—	—	—	(766)
Dividends on common stock ($0.46 per share)	—	—	23	—	(15,534)	—	—	(15,511)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,639	—	—	—	—	4,639
Issuance of restricted stock	43	—	(1,770)	—	—	1,769	—	(1)
Tax effect of restricted stock awards	(13)	—	(583)	—	—	—	—	(583)
Distributions to noncontrolling interests	—	—	—	—	—	—	(48)	(48)
Other	3	—	3	—	—	204	—	207
Balance at September 28, 2025	32,786	$493	$455,099	$(6,733)	$219,041	$(1,107,205)	$14,929	$(424,376)

For the nine months ended September 29, 2025
Balance at December 29, 2024	32,646	$493	$452,449	$(8,456)	$241,717	$(1,115,729)	$15,310	$(414,216)
Net income (loss) (a)	—	—	—	—	23,460	—	(57)	23,403
Other comprehensive income (loss), net of tax	—	—	—	1,723	—	—	—	1,723
Dividends on common stock ($1.38 per share)	—	—	76	—	(46,136)	—	—	(46,060)
Exercise of stock options	9	—	397	—	—	—	—	397
Stock-based compensation expense	—	—	12,132	—	—	—	—	12,132
Issuance of restricted stock	153	—	(7,376)	—	—	7,360	—	(16)
Tax effect of restricted stock awards	(40)	—	(1,791)	—	—	—	—	(1,791)
Distributions to noncontrolling interests	—	—	—	—	—	—	(324)	(324)
Other	18	—	(788)	—	—	1,164	—	376
Balance at September 28, 2025	32,786	$493	$455,099	$(6,733)	$219,041	$(1,107,205)	$14,929	$(424,376)
(a)    Net income to the Company for the three and nine months ended September 28, 2025 excludes $32 and $84, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At September 28, 2025, the accumulated other comprehensive loss of $6,733 was comprised of net unrealized foreign currency translation loss of $6,187 and net unrealized loss on the interest rate swap agreements of $546.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended September 29, 2024
Balance at June 30, 2024	32,622	$493	$446,547	$(7,358)	$215,800	$(1,117,140)	$15,518	$(446,140)
Net income (loss) (a)	—	—	—	—	41,808	—	(63)	41,745
Other comprehensive income (loss), net of tax	—	—	—	778	—	—	—	778
Dividends on common stock ($0.46 per share)	—	—	31	—	(15,339)	—	—	(15,308)
Exercise of stock options	2	—	88	—	—	—	—	88
Stock-based compensation expense	—	—	3,358	—	—	—	—	3,358
Issuance of restricted stock	14	—	(632)	—	—	632	—	—
Tax effect of restricted stock awards	(4)	—	(178)	—	—	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	—	(141)	(141)
Other	3	—	(73)	—	—	252	—	179
Balance at September 29, 2024	32,637	$493	$449,141	$(6,580)	$242,269	$(1,116,256)	$15,314	$(415,619)

For the nine months ended September 29, 2024
Balance at December 31, 2023	32,488	$492	$452,290	$(7,803)	$219,027	$(1,123,098)	$15,476	$(443,616)
Net income (loss) (a)	—	—	—	—	68,687	—	318	69,005
Other comprehensive income (loss), net of tax	—	—	—	1,223	—	—	—	1,223
Dividends on common stock ($1.38 per share)	—	—	95	—	(45,445)	—	—	(45,350)
Exercise of stock options	22	1	1,020	—	—	—	—	1,021
Stock-based compensation expense	—	—	5,903	—	—	—	—	5,903
Issuance of restricted stock	171	—	(6,242)	—	—	6,242	—	—
Tax effect of restricted stock awards	(52)	—	(3,508)	—	—	—	—	(3,508)
Distributions to noncontrolling interests	—	—	—	—	—	—	(480)	(480)
Other	8	—	(417)	—	—	600	—	183
Balance at September 29, 2024	32,637	$493	$449,141	$(6,580)	$242,269	$(1,116,256)	$15,314	$(415,619)
(a)    Net income to the Company for the three and nine months ended September 29, 2024 excludes $43 and $233, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At September 29, 2024, the accumulated other comprehensive loss of $6,580 was comprised of net unrealized foreign currency translation loss of $6,186 and net unrealized gain on the interest rate swap agreements of $394.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024

Operating activities
Net income	$23,487	$69,238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	5,669	2,936
Depreciation and amortization	62,076	52,528
Deferred income taxes	1,731	3,877
Stock-based compensation expense	12,132	5,903
Refranchising and impairment loss	8,127	17,433
Loss (gain) on disposal of property and equipment	2,771	(42,034)
Other	1,082	573
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,439)	(359)
Income tax receivable	(1,412)	232
Inventories	(1,544)	(207)
Prepaid expenses and other current assets	1,426	(1,278)
Other assets and liabilities	(972)	(5,923)
Accounts payable	8,134	(11,896)
Income and other taxes payable	(2,399)	(7,609)
Accrued expenses and other current liabilities	(2,087)	(9,551)
Deferred revenue	(4,739)	(2,073)
Advertising fund assets and liabilities	2,149	(15,906)
Net cash provided by operating activities	106,192	55,884
Investing activities
Purchases of property and equipment	(47,002)	(46,931)
Purchases of property and equipment related to damages from natural disasters	(5,121)	—
Insurance proceeds related to damages from natural disasters	3,300	—
Notes issued	—	(154)
Repayments of notes issued	5,703	3,148
Proceeds from dispositions and refranchising, net of cash transferred	831	49,012
Proceeds from investments	4,739	2,275
Other	(68)	98
Net cash (used in) provided by investing activities	(37,618)	7,448
Financing activities
Net repayments of revolving credit facilities	(210,042)	(31,589)
Proceeds from term loan	200,000	—
Debt issuance costs	(3,223)	—
Proceeds from exercise of stock options	397	1,021
Dividends paid to common stockholders	(45,817)	(45,381)
Tax payments for equity award issuances	(1,791)	(3,508)
Distributions to noncontrolling interests	(387)	(627)
Principal payments on finance leases	(7,455)	(6,778)
Other	110	278
Net cash used in financing activities	(68,208)	(86,584)
Effect of exchange rate changes on cash and cash equivalents	651	215
Change in cash and cash equivalents	1,017	(23,037)
Cash and cash equivalents at beginning of period	37,955	40,587
Cash and cash equivalents at end of period	$38,972	$17,550
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 28, 2025
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2025. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 29, 2024.
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
During the year ended December 29, 2024, the Company implemented several financial statement changes in its Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics. Presentation changes to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the three and nine months ended September 29, 2024, have been reclassified for consistency with the current year presentation.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 98 restaurants at September 28, 2025 and September 29, 2024, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.
Net income (loss) attributable to these joint ventures for the three and nine months ended September 28, 2025 and September 29, 2024 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Papa John’s International, Inc.	$(544)	$(46)	$58	$1,285
Redeemable noncontrolling interests	32	43	84	233
Nonredeemable noncontrolling interests	(266)	(63)	(57)	318
Total net income (loss)	$(778)	$(66)	$85	$1,836
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
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Management judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. The effective income tax rate includes the estimated domestic state effective income tax rate and applicable foreign income tax rates. The effective income tax rate is also impacted by various permanent items and credits, net of any related valuation allowances, and can vary based on changes in estimated annual income. Discrete items are recorded in the quarter in which they occur. Our effective income tax rates were 28.2% and 31.0% for the three and nine months ended September 28, 2025, respectively, as compared to an income tax rate of 23.5% and 26.8% for the prior year comparable periods, respectively. The higher effective tax rates during 2025 were primarily due to lower pretax book income and larger tax shortfall generated by vesting of restricted shares.
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 28, 2025 and December 29, 2024 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
September 28, 2025
Financial assets:
Cash surrender value of life insurance policies (a)	$28,714	$28,714	$—	$—
Interest rate swaps (b)	$62	$—	$62	$—

Financial liabilities:
Interest rate swaps (b)	$770	$—	$770	$—

December 29, 2024
Financial assets:
Cash surrender value of life insurance policies (a)	$30,775	$30,775	$—	$—

Financial liabilities:
Interest rate swaps (b)	$161	$—	$161	$—
___________________________________
(a)Represents life insurance policies held in our non-qualified deferred compensation plan, which are classified as Other assets on the Condensed Consolidated Balance Sheets
(b)The fair value of our interest rate swaps is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected Secured Overnight Financing Rates (“SOFR”). See “Note 8. Debt” for further discussion.
There were no transfers among levels within the fair value hierarchy during the three and nine months ended September 28, 2025 or fiscal year 2024.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term loan borrowings under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. See “Note 8. Debt” for further discussion on the amendment to our credit agreement executed during the first quarter of 2025. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of September 28, 2025 and December 29, 2024:

	September 28, 2025		December 29, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$382,000	$400,000	$356,000
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
The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 29, 2024	$8,468	$15,238
Current period provision for expected credit losses, net	3,611	2,058
Write-offs charged against the allowance	(1,240)	—
Balance at September 28, 2025	$10,839	$17,296
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
During 2025, the Company has been developing and beta testing a new omnichannel experience, including new customer-facing technology such as new apps on the Android and iOS platforms and a new web experience. Based on the Company's progress during the three months ended September 28, 2025, including releasing the new apps to both Android and iOS users, the Company reassessed the remaining useful lives of certain legacy omnichannel and other technology long-lived assets and recognized $6.1 million in accelerated depreciation charges.
Tornado Impact
During the first quarter of 2025, a tornado caused real and personal property damage to the Company’s leased Quality Control Center (“QC Center”) in Grand Prairie, Texas. The Company recorded pre-tax expenses of $0.9 million during the nine months ended September 28, 2025, related to these damages, which primarily reflect operating lease right-of-use asset impairment charges related to the leased property offset by expected property-related insurance proceeds. Expenses incurred and the related anticipated insurance proceeds were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
During the second quarter of 2025, a tornado caused real and personal property damage to the Company’s restaurant support center and QC Center in Louisville, Kentucky. The Company recorded asset impairment charges of $2.7 million and incurred additional operating expenses of $1.6 million during the nine months ended September 28, 2025, for which we recorded an anticipated insurance recovery as we believe such losses are probable of recovery under our insurance policy.
The Company received $4.0 million of insurance proceeds related to the two incidents during the nine months ended September 28, 2025, of which $3.3 million were classified as cash inflows from investing activities and $0.7 million were classified as cash inflows from operating activities based on the nature of the underlying losses and expected usage of the proceeds. To the extent that proceeds received from our insurer in future periods exceed losses recognized in the financial statements, we may record income within our Condensed Consolidated Statements of Operations once such insurance proceeds are realized or realizable. Neither of the tornadoes had a significant impact on our operations, as our other QC Centers were able to ensure that restaurants were adequately supplied.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU provides for additional levels of details within the required rate reconciliation table to include additional categories of information about federal, state, and foreign income taxes and requires entities to further disaggregate information about income taxes paid, net of refunds. The ASU is effective for fiscal years beginning after December 15, 2024, and shall be applied prospectively. The Company is finalizing its assessment of the additional disclosure requirements and does not expect the adoption to have a material impact on its financial position or results of operations.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU modernizes the accounting guidance for costs incurred to develop software for internal use by removing references to project stages of a software development project, which better aligns with current software development methods. Under the new standard, entities will commence capitalizing eligible costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The guidance can be applied using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact of this accounting standard to its consolidated financial statements.
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At September 28, 2025, we leased and subleased approximately 340 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.4 million and $7.8 million for the three and nine months ended September 28, 2025, respectively, and $2.7 million and $7.1 million for the three and nine months ended September 29, 2024, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 70 Domestic leases. These leases have varying terms, the latest of which expires in 2036. As of September 28, 2025, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $8.9 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,626	$1,096
Financing cash flows from finance leases	7,455	6,778
Operating cash flows from operating leases (a)	31,593	30,045
Right-of-use assets obtained in exchange for new finance lease liabilities	15,738	3,809
Right-of-use assets obtained in exchange for new operating lease liabilities	17,785	60,120
Cash received from sublease income	7,768	5,287
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

Assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets:

(In thousands)	September 28, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$15,476	$12,038
Accounts receivable, net	15,550	17,854
Prepaid expenses and other current assets	7,780	2,683
Total current assets	38,806	32,575
Deferred income taxes	1,019	1,019
Other assets	67	122
Total assets	$39,892	$33,716

Liabilities
Current liabilities:
Income and other taxes payable	24	298
Accrued expenses and other current liabilities	36,781	30,324
Current deferred revenue	4,184	4,911
Total current liabilities	40,989	35,533
Deferred revenue	2,314	2,783
Total liabilities	$43,303	$38,316
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 28, 2025, the Company recognized $8.2 million and $25.9 million in revenue, respectively, related to deferred revenue compared to $7.8 million and $24.1 million, respectively, for the three and nine months ended September 29, 2024.
The following table includes a breakout of contract liability balances:

(In thousands)	September 28, 2025	December 29, 2024	Change
Unearned franchise fees and royalties	$19,592	$21,860	$(2,268)
Unredeemed gift card liabilities	6,498	7,694	(1,196)
Customer loyalty program obligations	5,069	7,252	(2,183)
Total contract liabilities	$31,159	$36,806	$(5,647)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $17.1 million and $16.6 million, respectively, at September 28, 2025, and December 29, 2024. Revenue was reduced by approximately $2.1 million and $5.5 million for the three and nine months ended September 28, 2025, and approximately $1.3 million and $4.0 million for the three and nine months ended September 29, 2024, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period:

	Performance Obligations by Period
(In thousands)	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Unearned franchise fees and royalties	$3,186	$2,847	$2,600	$2,373	$2,154	$4,132	$17,292
At September 28, 2025, approximately $2.3 million of area development fees related to unopened restaurants and International unearned franchise fees are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant sales when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of September 28, 2025 and December 29, 2024. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.8 million shares at September 28, 2025, compared to 32.6 million shares at December 29, 2024.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and nine months ended September 28, 2025 or September 29, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of September 28, 2025.
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
Dividends
The Company paid aggregate cash dividends of approximately $45.8 million ($1.38 per share) for the nine months ended September 28, 2025. On October 29, 2025, our Board of Directors declared a fourth quarter dividend of $0.46 per common share (approximately $15.4 million in the aggregate), which will be paid on November 28, 2025 to stockholders of record as of the close of business on November 17, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$4,707	$41,808	$23,460	$68,687
Net income attributable to participating securities	(260)	—	(718)	—
Net income attributable to common shareholders	$4,447	$41,808	$22,742	$68,687

Basic earnings per common share
Basic weighted average common shares outstanding	32,889	32,745	32,834	32,701
Basic earnings per common share	$0.14	$1.28	$0.69	$2.10

Diluted earnings per common share
Weighted average common shares outstanding	32,889	32,745	32,834	32,701
Dilutive effect of outstanding equity awards (a)	154	185	128	149
Diluted weighted average common shares outstanding	33,043	32,930	32,962	32,850
Diluted earnings per common share	$0.13	$1.27	$0.69	$2.09
___________________________________
(a)    Excludes 85,000 and 259,000 shares underlying equity awards for the three and nine months ended September 28, 2025 and 345,000 and 384,000 shares underlying awards for the three and nine months ended September 29, 2024, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	September 28, 2025	December 29, 2024
Senior Notes	$400,000	$400,000
Term Loan	200,000	—
Revolving Facilities	136,690	346,732
Outstanding debt	$736,690	$746,732
Unamortized debt issuance costs	(7,055)	(5,082)
Current portion of long-term debt	(2,500)	—
Total long-term debt, net	$727,135	$741,650
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
Term Loan and Revolving Facilities
On March 26, 2025, the Company amended and restated the Amended and Restated Credit Agreement, dated as of September 14, 2021 and amended May 30, 2023 (together, the “Previous Credit Agreement”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”), of which up to $40.0 million is available as swingline loans and up to $80.0 million as letters of credit. The PJI Credit

Facilities will mature on March 26, 2030 (the “Maturity Date”) with term loans amortizing in quarterly installments commencing on June 30, 2026 in amounts as set forth in the Second Amended and Restated Credit Agreement and the unpaid balance maturing on the Maturity Date. The remaining availability under the PJI Revolving Facility was approximately $463.3 million as of September 28, 2025.
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
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2025. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2026, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The Company did not have any borrowings under the PJMF Revolving Facility as of September 28, 2025 or December 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Credit Facilities. As of September 28, 2025, we had the following interest rate swap agreements:

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
The following table provides information on the location and amounts of our current swaps in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value September 28, 2025	Fair Value December 29, 2024
Prepaid and other current assets	$62	$—
Accrued expenses and other current liabilities	$33	$161
Other long-term liabilities	$737	$—

The effect of derivative instruments on the accompanying condensed consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
September 28, 2025	$(65)	Interest expense	$158	$(9,945)
September 29, 2024	$(820)	Interest expense	$194	$(10,629)

Interest rate swaps for the nine months ended:
September 28, 2025	$(423)	Interest expense	$117	$(30,608)
September 29, 2024	$(80)	Interest expense	$591	$(32,588)
Net interest paid, including payments made or received under the swaps, was $11.4 million and $34.6 million for the three and nine months ended September 28, 2025, respectively, and $13.9 million and $34.3 million for the three and nine months ended September 29, 2024, respectively.

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
During 2024, the Company commenced the next phase of the International Transformation Plan, which involved strategic restaurant closures and divestitures in the UK in order to optimize the Company’s UK restaurant portfolio and improve overall profitability by closing unprofitable locations and mitigating remaining occupancy costs at closed locations, as well as enhancing profitability across the remaining portfolio of Company-owned restaurants. Execution on this phase resulted in the closure of 43 underperforming UK Company-owned restaurants and 32 franchised locations during 2024 and 2025. We recognized impairment charges of $1.1 million and $10.1 million during the three and nine months ended September 29, 2024, respectively, for the amount by which the carrying value exceeded the estimated fair value of the asset groups.
During 2024, the Company also completed the refranchising of 60 formerly Company-owned restaurants to primarily existing franchisees. We have completed substantially all of the strategic restaurant closures in the UK market and the Company’s efforts during 2025 have turned towards growth opportunities and mitigating closure-related costs as we complete optimization of the portfolio.
The following table summarizes restructuring related costs recorded for the three and nine months ended September 28, 2025 and September 29, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Professional services and other related costs	$416	$2,029	$2,630	$4,730
Loss on franchisee notes receivable	(10)	171	2,151	1,735
Long-lived asset impairment charges	33	1,145	834	10,121
Lease terminations and other lease related costs	(215)	426	(775)	732
Employee termination costs	7	98	22	542
Loss on refranchising Company-owned restaurants	—	7	—	1,744
Total international transformation costs	$231	$3,876	$4,862	$19,604
Stock-based compensation expense/(forfeitures on unvested awards)	—	(14)	(21)	(90)
Total international transformation costs, inclusive of stock-based award expense/forfeitures	$231	$3,862	$4,841	$19,514
The Company has incurred total restructuring related costs of $34.3 million since commencement of the International Transformation Plan, all of which were included in General and administrative expenses in the Condensed Consolidated Statements of Operations. Total estimated pre-tax costs associated with the International Transformation Plan are approximately $35 million (inclusive of the $34.3 million incurred through the third quarter of 2025), substantially all of which will be recorded within our International segment, and we expect to incur the remainder of these costs through 2025.

The following table presents changes in the balance of accrued expenses relating to approved initiatives, which are recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Employee termination costs	Professional services and other related costs	Lease terminations and other lease related costs	Total
Balance as of December 29, 2024	$133	$2,335	$2,073	$4,541
Charges	22	2,630	—	2,652
Payments	(136)	(4,577)	(1,149)	(5,862)
Balance as of September 28, 2025	$19	$388	$924	$1,331
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in the first quarter of 2022. The District Court granted preliminary approval of the proposed settlement on August 2, 2025, and the Company made an initial payment of $2.5 million on September 5, 2025 towards the settlement with $2.5 million remaining accrued within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of September 28, 2025. The proposed settlement contains certain customary contingencies and is subject to final approval by the District Court. The Company continues to deny any liability or wrongdoing in this matter.

11. Divestitures
Anticipated Sale of Joint Venture
On July 18, 2025, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to sell its 70% interest in a consolidated joint venture that currently operates 85 Domestic Company-owned restaurants. The total purchase price for the 85 restaurants was approximately $35 million, which does not include transaction costs and is subject to customary post-closing adjustments under the terms of the Purchase Agreement. We expect to receive cash proceeds of approximately $25 million for our 70% interest and the sale is expected to close during the fourth quarter of 2025, at which point the restaurants formerly subject to the joint venture will convert to franchised locations. The assets and liabilities associated with the sale of the joint venture are classified as held for sale in the Condensed Consolidated Balance Sheets as of September 28, 2025.

September 28, 2025
Current assets	$1,317
Property and equipment, net	5,229
Operating lease right-of-use assets, net	14,972
Finance lease right-of-use assets, net	395
Goodwill	9,036
Total assets held for sale	$30,949

Current deferred revenue	$936
Current finance lease liabilities	13
Current operating lease liabilities	3,874
Long-term finance lease liabilities	380
Long-term operating lease liabilities	10,831
Total liabilities held for sale	$16,034
The Company incurred transaction costs of $0.5 million during the three months ended September 28, 2025 related to the sale, which were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations. We expect to record a pre-tax gain on sale between $15 million and $20 million upon closing of the sale, which is net of estimated transaction costs and subject to change based on settlement of certain post-closing adjustments.
Sale-Leaseback of Texas and Florida Quality Control Centers
On August 2, 2024, the Company finalized the sale and subsequent leaseback of two Domestic QC Centers in Texas and Florida for an aggregate purchase price of $46.7 million. Under the terms of the leases, each of which commenced on August 2, 2024, we will lease the QC Centers for 17 years with two five-year renewal options. The Company will pay annual rents under the operating leases of the Texas and Florida QC Centers of $2.0 million and $1.0 million, respectively, for the first year with annual rents increasing by 2.75% thereafter. During the three months ended September 29, 2024, we recorded a pre-tax gain on sale of approximately $41.3 million, net of transaction costs, which was recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations, and sales proceeds of $46.7 million were recorded as investing cash inflows in the Condensed Consolidated Statements of Cash Flows.
Refranchising Loss
On September 30, 2024, the Company refranchised 15 Domestic Company-owned restaurants to an existing franchisee for a purchase price of approximately $2.6 million. In connection with the divestiture, we recorded non-cash charges of $1.5 million and $5.5 million during the three and nine months ended September 29, 2024, to remeasure the net assets within the disposal group to fair value, less estimated costs to sell. The remeasurement charges were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.

12. Segment Information
We have four reportable segments: Domestic Company-owned restaurants, North America franchising, North America commissaries, and International operations. The Domestic Company-owned restaurants segment consists of the operations of all Domestic Company-owned restaurants and principally generates revenues from retail sales of pizza and other food and beverage products. The North America franchising segment consists of our franchise sales and support activities and derives its revenues from sales of franchise and development rights and the collection of royalties from our franchisees located in the United States and Canada. The North America commissaries segment consists of the operations of our regional dough production and product distribution centers in the United States and Canada and derives its revenues principally from the sale and distribution of food and paper products to Domestic Company-owned and franchised restaurants in the United States and Canada. The International segment consists of the operations of all Company-owned restaurants located in the UK, as well as distribution sales to franchised Papa Johns restaurants located in the UK and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. International franchisees are defined as all franchise operations outside of the United States and Canada. Our reportable segments are distinct business units that provide different products or services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies. Certain administrative and capital costs are allocated to each of our segments based upon predetermined rates or estimated resource usage.
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

	Three Months Ended September 28, 2025
	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$165,194	$33,797	$209,403	$44,721	$453,115
Intersegment revenues	—	1,161	50,086	—	51,247
Segment revenue	$165,194	$34,958	$259,489	$44,721	$504,362

Less segment expenses (a):
COS - Product Costs	$49,836	$—	$186,617	$13,426	$249,879
COS - Salaries & Benefits	55,124	—	31,052	1,941	88,117
COS - Other (d)	45,957	—	16,779	8,677	71,413
General & Administrative	10,335	9,452	5,839	10,858	36,484
Other Segment Expenses (c)	—	—	—	4,519	4,519
Segment adjusted EBITDA	$3,942	$25,506	$19,202	$5,300	$53,950

	Three Months Ended September 29, 2024
	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$168,672	$33,831	$210,389	$39,098	$451,990
Intersegment revenues	—	1,011	52,063	—	53,074
Segment revenue	$168,672	$34,842	$262,452	$39,098	$505,064

Less segment expenses (a):
COS - Product Costs	$52,953	$—	$191,868	$12,996	$257,817
COS - Salaries & Benefits	56,554	—	29,307	1,615	87,476
COS - Other (d)	45,577	—	16,118	7,208	68,903
General & Administrative (b)	9,234	8,181	8,473	9,944	35,832
Other Segment Expenses (c)	—	—	—	3,284	3,284
Segment adjusted EBITDA	$4,354	$26,661	$16,686	$4,051	$51,752

	Nine Months Ended September 28, 2025
	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$511,786	$104,708	$637,168	$128,016	$1,381,678
Intersegment revenues	—	3,664	154,356	—	158,020
Segment revenue	$511,786	$108,372	$791,524	$128,016	$1,539,698

Less segment expenses (a):
COS - Product Costs	$155,169	$—	$566,640	$37,645	$759,454
COS - Salaries & Benefits	170,305	—	91,095	5,473	266,873
COS - Other (d)	136,441	—	49,439	25,116	210,996
General & Administrative	31,033	28,776	26,145	28,983	114,937
Other Segment Expenses (c)	—	—	—	14,479	14,479
Segment adjusted EBITDA	$18,838	$79,596	$58,205	$16,320	$172,959

	Nine Months Ended September 29, 2024
	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$518,103	$103,937	$611,873	$132,318	$1,366,231
Intersegment revenues	—	3,101	151,633	—	154,734
Segment revenue	$518,103	$107,038	$763,506	$132,318	$1,520,965

Less segment expenses (a):
COS - Product Costs	$154,441	$—	$555,264	$39,224	$748,929
COS - Salaries & Benefits	170,532	—	87,799	12,118	270,449
COS - Other (d)	131,478	—	45,028	31,541	208,047
General & Administrative (b)	28,884	24,662	26,511	28,258	108,315
Other Segment Expenses (c)	—	—	—	9,219	9,219
Segment adjusted EBITDA	$32,768	$82,376	$48,904	$11,958	$176,006
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
(c)    Other Segment Expenses represent all operating expenses that are not included in the significant segment expense categories. The components of Other Segment Expenses are advertising fund expenses and other operating expenses.
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

Reconciliation of Segment Results to Company Results

The following table reconciles total revenue from our segments to Total revenues and total adjusted EBITDA from our segments to Income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Total Segment revenue	$504,362	$505,064	$1,539,698	$1,520,965
All Other Revenue (a)	68,866	68,289	216,958	202,808
Elimination of intersegment revenue	(65,074)	(66,546)	(201,027)	(195,156)
Total revenues	$508,154	$506,807	$1,555,629	$1,528,617

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Total Segment adjusted EBITDA	$53,950	$51,752	$172,959	$176,006
All Other adjusted EBITDA (a)	4,498	6,841	23,896	19,559
Unallocated corporate expenses, adjusted (b)	(10,689)	(8,678)	(46,857)	(26,241)
Other income/(expense) adjustments to reconcile to income before income before income taxes (c)	(31,588)	15,314	(85,372)	(42,151)
Net interest expense	(9,945)	(10,629)	(30,608)	(32,588)
Income before income taxes	$6,226	$54,600	$34,018	$94,585
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
(b)    Unallocated corporate expenses represent administrative fees incurred by the restaurant support centers, including information systems and related services, corporate salaries and bonuses, and other corporate costs. These expenses are adjusted for depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows). The increases in unallocated corporate expenses for the three and nine month periods ended September 28, 2025 were primarily due to incremental marketing investments and an increase in management incentive compensation compared to the prior year comparable period.
(c)    Other income/(expense) adjustments represent Depreciation and amortization, Stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of adjusted EBITDA. For the periods above, the adjustments include:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Depreciation and amortization	$24,914	$17,260	$62,076	$52,528
Stock-based compensation expense	4,639	3,358	12,132	5,903
Gain on sale of QC Center properties	—	(41,289)	—	(41,289)
International restructuring costs	231	3,862	4,862	19,514
Other costs (a)	1,804	1,495	6,302	5,495
Other (income)/expense adjustments	$31,588	$(15,314)	$85,372	$42,151
___________________________________
(a)For the three and nine months ended September 28, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations as well as transaction costs incurred in connection with the anticipated sale of our 70% interest in a joint venture operating 85 restaurants (refer to “Note 11. Divestitures” for further information), of which approximately $0.1 million was attributable to noncontrolling interests, and;
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that struck the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and nine months ended September 29, 2024, represents a non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants. Refer to “Note 11. Divestitures” of the “Notes to Condensed Consolidated Financial Statements” for further details.

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
In the following tables, revenues are disaggregated by major product/service line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Three Months Ended September 28, 2025
	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$165,194	$—	$—	$3,227	$—	$—	$168,421
Franchise royalties and fees	—	34,958	—	13,254	—	(1,161)	47,051
Commissary sales	—	—	259,489	20,178	—	(50,086)	229,581
Other revenues	—	—	—	3,278	22,463	(4,317)	21,424
Advertising funds revenue	—	—	—	4,784	46,403	(9,510)	41,677
Total revenues	$165,194	$34,958	$259,489	$44,721	$68,866	$(65,074)	$508,154

	Three Months Ended September 29, 2024
	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$168,672	$—	$—	$2,425	$—	$—	$171,097
Franchise royalties and fees	—	34,842	—	12,000	—	(1,012)	45,830
Commissary sales	—	—	262,452	18,600	—	(52,063)	228,989
Other revenues	—	—	—	2,789	20,247	(3,515)	19,521
Advertising funds revenue	—	—	—	3,284	48,042	(9,956)	41,370
Total revenues	$168,672	$34,842	$262,452	$39,098	$68,289	$(66,546)	$506,807

	Nine Months Ended September 28, 2025
	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$511,786	$—	$—	$9,505	$—	$—	$521,291
Franchise royalties and fees	—	108,372	—	38,701	—	(3,664)	143,409
Commissary sales	—	—	791,524	55,930	—	(154,356)	693,098
Other revenues	—	—	—	9,971	71,842	(13,496)	68,317
Advertising funds revenue	—	—	—	13,909	145,116	(29,511)	129,514
Total revenues	$511,786	$108,372	$791,524	$128,016	$216,958	$(201,027)	$1,555,629

	Nine Months Ended September 29, 2024
	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$518,103	$—	$—	$28,885	$—	$—	$546,988
Franchise royalties and fees	—	107,038	—	35,598	—	(3,101)	139,535
Commissary sales	—	—	763,506	48,950	—	(151,633)	660,823
Other revenues	—	—	—	9,641	61,924	(10,699)	60,866
Advertising funds revenue	—	—	—	9,244	140,884	(29,723)	120,405
Total revenues	$518,103	$107,038	$763,506	$132,318	$202,808	$(195,156)	$1,528,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”. Papa Johns began operations in 1984. At September 28, 2025, there were 5,994 Papa John’s restaurants in operation, consisting of 558 Company-owned and 5,436 franchised restaurants operating in 51 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting profitability and growth of both Company-owned and franchised restaurants, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
During the third quarter of 2025, we remained focused on executing our strategic priorities as we position the business for long-term success amidst a softening and challenging consumer environment in North America. We continue to steer our efforts and investments toward initiatives that improve our value perception and improve our digital and loyalty experience to increase conversion and reduce friction within the customer experience. Our key areas of focus are:
•Marketing strategy: We continued investments in our messaging to showcase our BETTER INGREDIENTS. BETTER PIZZA® platform by highlighting our six simple ingredients, fresh, never frozen original dough and the craftsmanship behind the products we serve, which we believe are key differentiators of our brand. We also sharpened our value perception with Buy One, Get One Free pizza offers during the quarter, and continued emphasizing our Papa Pairings mix and match platform. We plan to maintain a compelling value proposition while staying true to our premium positioning and layering in exciting menu innovation to further strengthen our barbell strategy. We anticipate spending up to an incremental $25 million in marketing investments throughout 2025 compared with 2024, inclusive of approximately $17 million spent during the first nine months of 2025, including investments in our customer relationship management platform and our loyalty program. This incremental spend will focus on ensuring a strong presence nationally as well as in key regional and local markets while leveraging our data to create more personalized offers for our customers.
•Digital and loyalty strategy: Most of our sales occur through digital channels, and we are investing in our technology infrastructure to deliver a more seamless experience across our owned channels, better connect with customers, and support greater efficiency across our operations. During the third quarter, we completed the initial development of and began releasing our new app across the Android and iOS platforms. We expect to release a modernized website and enhanced mobile web experience by the end of 2025. While we are monitoring performance across these platforms, we are excited by the initial results, and we believe that the rollout of our new omnichannel platform will lead to a more streamlined ordering journey and simplify the overall experience for our customers. We anticipate completing the full rollout of our new omnichannel platform and retirement of legacy platforms by the end of 2026 and currently estimate that we will incur an additional $17 million to $22 million of accelerated depreciation expense during that period related to the expected retirement of certain technology assets currently in service.
In the fourth quarter of 2024, we also enhanced our loyalty program to allow members to unlock redeemable rewards in the form of “Papa Dough” faster by converting points to Papa Dough in smaller increments. The lower redemption threshold has activated our members at higher rates to help drive transactions and order frequency. We will continue evolving our loyalty and digital experiences to build greater brand advocacy and activation amongst our most valuable customers.

•Evaluating our cost structure: As previously discussed, we have completed an internal review of our North American supply chain and have identified productivity initiatives that we believe will optimize our commissary business in an effort to reduce the overall cost to serve our Domestic Company-owned and franchised restaurants. We expect to achieve at least $50 million in supply chain savings as a result of these efforts, and we currently believe that we will begin recognizing cost savings during 2026 which should benefit all of the restaurants in our system.
We have also initiated a comprehensive review of our expense structure to streamline our organization, reduce non-customer facing spend, simplify our operating model, and better align our resources to support our transformation. We have identified at least $25 million of potential savings, exclusive of marketing spend, to be captured across fiscal years 2026 and 2027. The review of our cost structure is ongoing and is expected to be completed during the fourth quarter of 2025.
•Development strategy: Development is a key long-term growth driver as we believe there is significant opportunity to offer our quality product to more customers globally and domestically. During the third quarter, we opened 45 new restaurants systemwide, comprised of 18 restaurant openings in North America and 27 restaurant openings in International markets. To pursue the opportunities we have identified in the United States and accelerate development, we are offering a three-year waiver of PJMF contributions for new restaurants opened in 2025, which is intended to deliver higher restaurant-level profit margins, add scale in key markets and attract growth-driven franchisees. We also plan to accelerate our domestic refranchising program over the next two years, beginning with the sale of our majority ownership stake in a joint venture that currently operates 85 restaurants that we expect to close in the fourth quarter of 2025. Refranchising is a strategic action that we will continue to pursue across our Company-owned restaurants as it provides developing franchisees opportunities to expand their businesses and strengthens the long-term health of Papa Johns.
International Transformation Plan
In December 2023, the Company announced international transformation initiatives (“International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position certain international markets, including the United Kingdom, for long-term profitable growth and brand strength. Total estimated pre-tax costs associated with the International Transformation Plan are expected to be approximately $35 million (inclusive of the $34.3 million incurred through the third quarter of 2025), the remainder of which we expect to be recognized in 2025. See “Note 9. Restructuring” of “Notes to Condensed Consolidated Financial Statements” for additional details. The Company is in the final stages of the International Transformation Plan, which is expected to be completed during 2025. Comparable sales for our International business have increased by 7.1% and 4.7% during the three and nine months ended September 28, 2025, which we believe is attributable to our transformation initiatives yielding operational improvement.
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

	Three Months Ended		Nine Months Ended
Amounts below exclude the impact of foreign currency	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Comparable sales growth (decline):
Domestic Company-owned restaurants	(3.1)%	(6.7)%	(2.5)%	(4.6)%
North America franchised restaurants	(2.6)%	(5.3)%	(1.3)%	(3.4)%
North America restaurants	(2.7)%	(5.6)%	(1.5)%	(3.6)%
International restaurants	7.1%	(2.8)%	4.7%	(1.8)%
Total comparable sales growth (decline)	(0.2)%	(4.9)%	(0.0)%	(3.2)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants	(2.1)%	(4.8)%	(1.2)%	(2.8)%
North America franchised restaurants	(0.8)%	(3.8)%	1.1%	(2.4)%
North America restaurants	(1.1)%	(4.0)%	0.6%	(2.5)%
International restaurants	10.3%	0.0%	7.5%	2.2%
Total global system-wide restaurant sales growth (decline)	1.8%	(3.0)%	2.3%	(1.4)%

Restaurant Progression	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
North America Company-owned:
Beginning of period	541	537	539	531
Opened	4	—	7	6
Closed	—	—	(1)	—
End of period	545	537	545	537
North America franchised:
Beginning of period	2,976	2,910	2,975	2,902
Opened	14	18	48	43
Closed	(28)	(11)	(61)	(28)
End of period	2,962	2,917	2,962	2,917
International Company-owned:
Beginning of period	13	33	13	117
Closed	—	—	—	(43)
Refranchised	—	(20)	—	(61)
End of period	13	13	13	13
International franchised:
Beginning of period	2,459	2,403	2,503	2,356
Opened	27	36	82	115
Closed	(12)	(18)	(111)	(91)
Refranchised	—	20	—	61
End of period	2,474	2,441	2,474	2,441
Total restaurants – end of period	5,994	5,908	5,994	5,908

Trailing four quarters net restaurant growth	86	91

Results of Operations
Financial Statement Updates
During the year ended December 29, 2024, the Company implemented several financial statement changes in its Annual Report on Form 10-K, concurrent with the adoption of Accounting Standard Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” These changes evolve and modernize our financial statements and footnotes to increase transparency and better reflect management’s key performance metrics. Presentation changes to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows have been applied retrospectively, and as such, the results from the three and nine months ended September 29, 2024 have been reclassified for consistency with the current year presentation.
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
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	QTD	YTD
Revenues:
Company-owned restaurant sales	$168,421	$171,097	$521,291	$546,988	(1.6)%	(4.7)%
Franchise royalties and fees	47,051	45,830	143,409	139,535	2.7%	2.8%
Commissary revenues	229,581	228,989	693,098	660,823	0.3%	4.9%
Other revenues	21,424	19,521	68,317	60,866	9.7%	12.2%
Advertising funds revenue	41,677	41,370	129,514	120,405	0.7%	7.6%
Total revenues	$508,154	$506,807	$1,555,629	$1,528,617	0.3%	1.8%
The comparability of results between 2025 and 2024 is impacted by transactions that have changed the composition of restaurants in the UK during the periods presented. At the beginning of 2024, the Company operated 117 UK Company-owned restaurants. In the second and third quarters of 2024, the Company completed the closure of 43 Company-owned restaurants in the UK and refranchised 60 formerly Company-owned restaurants in the UK. After prior disposal of one mobile restaurant, the Company operated 13 UK Company-owned restaurants subsequent to July 1, 2024. These transactions impact the comparability of revenues and expenses from the International segment for the nine months ended September 28, 2025, as compared to the prior year comparable period. See “Note 9. Restructuring” for additional information on these transactions.
Total revenues increased $1.3 million, or 0.3%, to $508.2 million for the three months ended September 28, 2025, and increased $27.0 million, or 1.8%, to $1.56 billion for the nine months ended September 28, 2025, as compared to the prior year comparable periods.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants, decreased $2.7 million, or 1.6%, for the three months ended September 28, 2025, and decreased $25.7 million, or 4.7%, for the nine months ended September 28, 2025, as compared to the prior year comparable periods. The decrease for the three and nine months ended September 28, 2025, is partially due to a $3.5 million and $6.3 million decrease in revenue from our Domestic Company-owned restaurants, respectively, due primarily to lower comparable sales driven by lower transaction volumes, along with the refranchising of 15 restaurants in September 2024. Comparable sales for our Domestic Company-owned restaurants declined 3.1% and 2.5% for the three and nine months ended September 28, 2025, respectively. The decrease for the three months ended September 28, 2025 was partially offset by higher average ticket and an increase in International restaurants sales driven by improved performance at our Company-owned restaurants in the

UK. The decrease for the nine months ended September 28, 2025 was also due to a decline of $19.4 million in revenues from our Company-owned restaurants in the UK due to the transactions discussed above.
Franchise royalties and fees, which include revenues generated from both North American and International franchisees, increased $1.2 million, or 2.7%, for the three months ended September 28, 2025 and increased $3.9 million, or 2.8%, for the nine months ended September 28, 2025, as compared to the prior year comparable periods. The increases were primarily due to a $1.3 million and $3.1 million increase from our International franchisees due to growth in International comparable sales of 7.1% and 4.7% for the three and nine months ended September 28, 2025, respectively. Royalties and fees from our North America franchisees grew by $0.1 million and $1.3 million or the three and nine months ended September 28, 2025, respectively, as an increase in franchise equivalent units of 2.6% and 2.8% for the three and nine months ended September 28, 2025, respectively were mostly offset by declines in comparable sales for our North America franchised restaurants of 2.6% and 1.3% for the three and nine months ended September 28, 2025, respectively.
North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. North America franchise restaurant sales decreased to $714.6 million, or 0.8% excluding the impact of foreign currency fluctuations, for the three months ended September 28, 2025. North America franchise restaurant sales increased to $2.23 billion, or 1.1% excluding the impact of foreign currency fluctuations, for the nine months ended September 28, 2025 as compared to the prior year comparable period. The primary drivers of the changes in franchise restaurant sales were the North America equivalent unit growth noted above and restaurant growth, offset by a decrease in comparable sales of 2.6% and 1.3% for the three and nine months ended September 28, 2025, respectively.
International franchise restaurant sales are also not included in Company revenues; however, our international royalty revenue is derived from these sales. International franchise restaurant sales increased to $328.3 million, or 10.1% excluding the impact of foreign currency fluctuations, and increased to $950.4 million, or 10.0% excluding the impact of foreign currency fluctuations, for the three and nine months ended September 28, 2025, respectively. As mentioned above, the UK restaurant closures and refranchising transactions in the second and third quarters of 2024 impacted the comparability of International franchise restaurant sales earned as compared to the prior year comparable periods. Excluding the impact of the UK restaurant changes and foreign currency fluctuations, International franchise restaurant sales would have increased $28.6 million, or 9.6%, and increased $65.6 million, or 7.4%, for the three and nine months ended September 28, 2025, respectively. The increases were due to growth in International comparable sales of 7.1% and 4.7% for the three and nine months ended September 28, 2025, respectively, as well as restaurant growth.
Commissary revenues, which includes sales from our North American and International QC Centers, increased $0.6 million or 0.3% for the three months ended September 28, 2025 and increased $32.3 million or 4.9% for the nine months ended September 28, 2025 as compared to the prior year comparable period. The increase for the three and nine months ended September 28, 2025 was primarily due to higher prices and higher transaction volumes. The increase for the three months ended September 28, 2025 was offset by commodity deflation and changes in product mix as compared to the prior year comparable period.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business, increased $1.9 million, or 9.7%, and increased $7.5 million, or 12.2%, for the three and nine months ended September 28, 2025, respectively, as compared to the prior year comparable periods primarily due to higher revenues generated from technology services as a result of an increase in the technology fee charged to franchisees that began in the second half of 2024.
Advertising funds revenue, which includes the operations of PJMF as well as local and International marketing funds, increased $0.3 million, or 0.7%, and increased $9.1 million, or 7.6%, for the three and nine months ended September 28, 2025, respectively, as compared to the prior year comparable periods. The increases were primarily driven by global system-wide restaurant sales growth of 1.8% and 2.3% for the three and nine months ended September 28, 2025, respectively, as well as increases to contribution percentages in certain International markets. The increase for the nine months ended September 28, 2025 was also driven by increases in the PJMF contribution percentage, which took effect in the second quarter of 2024.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Nine Months Ended		Increase (Decrease)
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	QTD	YTD
Costs and expenses:
Cost of sales	$369,130	$370,079	$1,107,342	$1,100,783	(0.3)%	0.6%
General and administrative expenses	56,478	12,883	191,763	127,806	338.4%	50.0%
Depreciation and amortization	24,914	17,260	62,076	52,528	44.3%	18.2%
Advertising funds expense	41,461	41,356	129,822	120,327	0.3%	7.9%
Total costs and expenses	$491,983	$441,578	$1,491,003	$1,401,444	11.4%	6.4%
Total costs and expenses were approximately $492.0 million, or 96.8% of total revenues, and $1.49 billion, or 95.8% of total revenues, for the three and nine months ended September 28, 2025, respectively, as compared to $441.6 million, or 87.1% of total revenues, and $1.40 billion, or 91.7% of total revenues in the prior year comparable periods. The increases in costs and expenses as a percentage of total revenues were primarily due to a pre-tax gain of $41.3 million associated with the sale of two QC Center properties in the prior year third quarter.
Cost of sales consists primarily of Company-owned restaurant and supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food and paper products, labor, freight and delivery, occupancy costs, local advertising costs, and insurance expense. Cost of sales were $369.1 million and $1.11 billion, respectively, for the three and nine months ended September 28, 2025, a decrease of $0.9 million and an increase of $6.6 million, respectively, from the prior year comparable periods.
Costs of sales by segment for the three and nine months ended September 28, 2025 and September 29, 2024 were as follows:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	QTD	YTD
Domestic Company-owned restaurants (a)	$151,160	$155,332	$462,649	$457,270	$(4,172)	$5,379
North America commissaries (a)	234,448	237,293	707,367	688,092	(2,845)	19,275
International (a)	24,044	21,819	68,214	82,883	2,225	(14,669)
Total cost of sales by segment (b)	409,652	414,444	1,238,230	1,228,245	(4,792)	9,985
All other (c)	14,928	12,076	40,109	37,503	2,852	2,606
Intersegment cost of sales	(55,450)	(56,441)	(170,997)	(164,965)	991	(6,032)
Total cost of sales	$369,130	$370,079	$1,107,342	$1,100,783	$(949)	$6,559
___________________________________
(a)    Segment cost of sales include stock-based compensation expenses and other adjustments that are excluded from our segment results, which are presented on an adjusted basis (see “Note 12. Segment Information”).
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
For the three months ended September 28, 2025, the decreases in cost of sales were due primarily to lower transaction volumes for our Domestic Company-owned restaurants and commodity deflation for our Domestic QC Centers. These decreases were partially offset by higher sales for our Company-owned restaurants in the UK as discussed above and higher transaction volumes for our Domestic QC centers compared to the prior year comparable period.
For the nine months ended September 28, 2025, the increases in cost of sales were due primarily to higher transaction volumes for our Domestic QC Centers, higher food costs for our Domestic Company-owned restaurants, and higher local advertising costs for our Domestic Company-owned restaurants. These increases were partially offset by lower food and labor costs from our Company-owned restaurants in the UK as a result of the restaurant closures and refranchising transactions discussed above.
General and administrative expenses (“G&A”) expenses were $56.5 million, or 11.1% of revenues, and $191.8 million or 12.3% of revenues, for the three and nine months ended September 28, 2025, respectively, as compared to $12.9 million, or 2.5% of revenues, and $127.8 million, or 8.4% of revenues for the prior year comparable periods, respectively. G&A expenses consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Administrative and other general expenses, net (a)	$54,443	$48,815	$180,620	$144,086
Gain on sale of QC Center properties (b)	—	(41,289)	—	(41,289)
International restructuring costs (c)	231	3,862	4,841	19,514
Other costs (d)	1,804	1,495	6,302	5,495
General and administrative expenses	$56,478	$12,883	$191,763	$127,806
___________________________________
(a)Administrative and other general expenses, net increased by $5.6 million and $36.5 million, respectively, for the three and nine months ended September 28, 2025. The increases for the three and nine month periods were primarily due to incremental marketing investments of $4.4 million and $17.1 million and increases in management incentive compensation of $2.4 million and $12.0 million, respectively, due primarily to lower comparative-period equity compensation costs related to leadership changes during 2024. The nine months ended September 28, 2025 were also impacted by expenses resulting from our bi-annual franchise operating conference held in the first quarter of 2025.
(b)Represents pre-tax gain on sale, net of transaction costs, realized upon the sale of our Texas and Florida QC Center properties during the third quarter of 2024. Refer to Note 22 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for additional information.
(c)Represents costs associated with the Company’s International Restructuring plan. See “Note 9. Restructuring”.
(d)For the three and nine months ended September 28, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations as well as transaction costs incurred in connection with the anticipated sale of our 70% interest in a joint venture operating 85 restaurants (refer to “Note 11. Divestitures” for further information), of which approximately $0.1 million was attributable to noncontrolling interests, and;
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that struck the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and nine months ended September 29, 2024, represents a non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants. Refer to Note 2. Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements” for further details.
Depreciation and amortization expenses were $24.9 million, or 4.9% of total revenues, and $62.1 million, or 4.0% of total revenues for the three and nine months ended September 28, 2025, respectively, as compared to $17.3 million, or 3.4% of total revenues and $52.5 million or 3.4% of total revenues for the prior year comparable periods, respectively. During the third quarter of 2025, we completed initial development and began releasing our new omnichannel experience across the Android and iOS platforms. Our refreshed website is currently expected to be released by the end of 2025, and the retirement of certain technology assets currently in service is expected to begin shortly thereafter. As a result, we began accelerating depreciation of legacy omnichannel and other technology assets during the third quarter of 2025 to align with the shortened estimated useful lives of the legacy assets. We recognized $6.1 million in additional depreciation expense during the three months ended September 28, 2025 related to the accelerated depreciation of these assets. We currently estimate that we will incur an additional $17 million to $22 million of accelerated depreciation expense by the end of 2026 as we continue to monitor performance, finalize the roll out of our new omnichannel experience across digital channels, and retire existing legacy technology assets.
Advertising funds expenses were $41.5 million or 99.5% of advertising revenues and $129.8 million or 100.2% of advertising revenues for the three and nine months ended September 28, 2025, respectively, as compared to $41.4 million or 100.0% of advertising revenues and $120.3 million or 99.9% of advertising revenues for the prior year comparable periods, respectively. Advertising funds expense is comprised primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. The increase for the nine months ended September 28, 2025 was primarily due to higher advertising spend resulting from the previously discussed increase in contributions to the national marketing fund. Advertising funds expense also contains expenses incurred through our international marketing funds to support our International business, which may lead to Advertising funds expense being less than or in excess of Advertising funds revenue due to timing differences.
Segment Financial Performance
We evaluate the performance of our reportable segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and other adjustments, referred to as adjusted EBITDA. See “Note 12. Segment Information” for further information regarding the Company’s segments. Adjusted EBITDA for each of our reportable segments is summarized in the table below.

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	QTD	YTD
Domestic Company-owned restaurants	$3,942	$4,354	$18,838	$32,768	$(412)	$(13,930)
North America franchising	25,506	26,661	79,596	82,376	(1,155)	(2,780)
North America commissaries	19,202	16,686	58,205	48,904	2,516	9,301
International	5,300	4,051	16,320	11,958	1,249	4,362
Domestic Company-owned restaurants decreased $0.4 million for the three months ended September 28, 2025 primarily due to lower comparable sales. This decrease was partially offset by the impact of refranchising 15 restaurants during the third quarter of 2024. Domestic Company-owned restaurants decreased $13.9 million for the nine months ended September 28, 2025 primarily due to higher food costs, higher local advertising costs, and lower comparable sales. Comparable sales for the three and nine month periods declined by 3.1% and 2.5%, respectively.
North America franchising decreased $1.2 million and $2.8 million for the three and nine months ended September 28, 2025, respectively, primarily due to higher incentive compensation allocated to the segment compared to the prior year periods. Decreases for the nine months ended September 28, 2025 were partially offset by higher royalty and franchise fee revenue as discussed above.
North America commissaries increased $2.5 million and $9.3 million for the three and nine months ended September 28, 2025, respectively. For the three months ended September 28, 2025, the increases were due primarily to commodity deflation and higher transaction volumes for our Domestic QC Centers. For the nine months ended September 28, 2025, the increases were due primarily to higher prices and higher transaction volumes mentioned previously.
International increased $1.2 million and $4.4 million for the three and nine months ended September 28, 2025, respectively. The increase was primarily due to operating losses attributable to the UK Company-owned restaurants during the prior year comparable periods, partially offset by increases in advertising spend in 2025.

Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	QTD	YTD
Operating income	$16,171	$65,229	$64,626	$127,173	$(49,058)	$(62,547)
Net interest expense	(9,945)	(10,629)	(30,608)	(32,588)	(684)	(1,980)
Income before income taxes	6,226	54,600	34,018	94,585	(48,374)	(60,567)
Income tax expense (a)	(1,753)	(12,812)	(10,531)	(25,347)	(11,059)	(14,816)
Net income	4,473	41,788	23,487	69,238	(37,315)	(45,751)
Net (income) loss attributable to noncontrolling interests	234	20	(27)	(551)	(214)	(524)
Net income attributable to the Company	$4,707	$41,808	$23,460	$68,687	$(37,101)	$(45,227)

Basic earnings per common share	$0.14	$1.28	$0.69	$2.10	$(1.14)	$(1.41)
Diluted earnings per common share	$0.13	$1.27	$0.69	$2.09	$(1.14)	$(1.40)
(a) The signage of Income tax expense has been changed from the historic presentation for purposes of signage consistency with other expense items.
Net Interest Expense
Net interest expense decreased $0.7 million and $2.0 million for the three and nine months ended September 28, 2025, respectively. The decrease for the three and nine months ended September 28, 2025 was primarily due to lower average interest rates during the respective periods.
Income Tax Expense
Our effective income tax rates were 28.2% and 31.0% for the three and nine months ended September 28, 2025, respectively, as compared to an income tax rate of 23.5% and 26.8% for the prior year comparable periods, respectively. The higher effective tax rate for both periods was primarily due to lower pretax book income and larger tax shortfall generated by vesting of restricted shares through the third quarter of 2025.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Income before income taxes	$6,226	$54,600	$34,018	$94,585
Income tax expense	$(1,753)	$(12,812)	$(10,531)	$(25,347)
Effective tax rate	28.2%	23.5%	31.0%	26.8%
Net Income Attributable to Noncontrolling Interests
Net income included losses of $0.2 million and income of less than $0.1 million, respectively, attributable to noncontrolling interests for the three and nine months ended September 28, 2025 as compared to losses of less than $0.1 million and income of $0.6 million, respectively, for the prior year comparable periods.
Diluted Earnings Per Common Share
Diluted earnings per common share were $0.13 and $0.69 for the three and nine months ended September 28, 2025, respectively, as compared to $1.27 and $2.09 for the prior year comparable periods, respectively, representing a decrease of $1.14 and $1.40, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.32 and $1.09 for the three and nine months ended September 28, 2025, respectively, as compared to adjusted diluted earnings per common share of $0.43 and $1.71 for the prior year comparable periods, respectively, representing a decrease of $0.11 and $0.63, respectively. See “Non-GAAP Measures” for additional information.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$4,473	$41,788	$23,487	$69,238
Income tax expense	1,753	12,812	10,531	25,347
Net interest expense	9,945	10,629	30,608	32,588
Depreciation and amortization	24,914	17,260	62,076	52,528
Stock-based compensation expense	4,639	3,358	12,132	5,903
International restructuring costs (a)	231	3,876	4,862	19,604
Other costs (b)	1,804	1,495	6,302	5,495
Gain on sale of QC Center properties (c)	—	(41,289)	—	(41,289)
Adjusted EBITDA	$47,759	$49,929	$149,998	$169,414

Net income attributable to common shareholders	$4,447	$41,808	$22,742	$68,687
International restructuring costs (a)	231	3,862	4,841	19,514
Accelerated software depreciation (d)	6,091	—	6,091	—
Other costs (b)	1,659	1,495	6,157	5,495
Gain on sale of QC Center properties (c)	—	(41,289)	—	(41,289)
Tax effect of adjustments (e)	(1,812)	8,121	(3,879)	3,679
Adjusted net income attributable to common shareholders	$10,616	$13,997	$35,952	$56,086

Diluted earnings per common share	$0.13	$1.27	$0.69	$2.09
International restructuring costs (a)	0.01	0.12	0.15	0.59
Accelerated software depreciation (d)	0.18	—	0.18	—
Other costs (b)	0.05	0.04	0.19	0.17
Gain on sale of QC Center properties (c)	—	(1.25)	—	(1.25)
Tax effect of adjustments (e)	(0.05)	0.25	(0.12)	0.11
Adjusted diluted earnings per common share	$0.32	$0.43	$1.09	$1.71
`

___________________________________
(a)Represents costs associated with the Company’s International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(b)For the three and nine months ended September 28, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations as well as transaction costs incurred in connection with the anticipated sale of our 70% interest in a joint venture operating 85 restaurants (refer to “Note 11. Divestitures” for further information), of which approximately $0.1 million was attributable to noncontrolling interests, and;
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that struck the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and nine months ended September 29, 2024, represents a non-cash impairment charge related to fixed and intangible assets related to certain Domestic restaurants. Refer to “Note 11. Divestitures” of the “Notes to Condensed Consolidated Financial Statements” for further details.
(c)Represents pre-tax gain on sale, net of transaction costs, realized upon the August 2, 2024 completion of the sale of our Texas and Florida QC Center properties. Refer to “Note 11. Divestitures” for additional details.
(d)Represents incremental depreciation expense related to the shortened useful life of legacy capitalized software assets due to the ongoing development and deployment of our new omnichannel platforms and other technology improvements.
(e)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 22.7% for the three and nine months ended September 28, 2025 and 22.6% for the three and nine months ended September 29, 2024.
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
Cash Flows
The table below summarizes our cash flows for the nine months ended September 28, 2025 and September 29, 2024 (in thousands):

	Nine Months Ended
	September 28, 2025	September 29, 2024
Total cash provided by (used in):
Operating activities	$106,192	$55,884
Investing activities	(37,618)	7,448
Financing activities	(68,208)	(86,584)
Effect of exchange rate changes on cash and cash equivalents	651	215
Change in cash and cash equivalents	$1,017	$(23,037)
Operating Activities
Total cash provided by operating activities was $106.2 million for the nine months ended September 28, 2025 compared to $55.9 million for the corresponding period of 2024. The increase of $50.3 million primarily reflects a favorable impact from timing of collections and marketing spend within our advertising fund, a reduction in cash taxes paid, lower spending related to our International Transformation Plan, and favorable changes in working capital accounts compared to the prior period.
Investing Activities
Total cash used in investing activities was $37.6 million for the nine months ended September 28, 2025 compared to cash provided by investing activities of $7.4 million for the same period in 2024. Net cash used in investing activities during the nine months ended September 28, 2025 primarily reflects $52.1 million in capital expenditures, which includes $5.1 million of additional capital expenditures related to natural disasters, partially offset by $3.3 million of related insurance proceeds. Net cash provided by investing activities for the nine months ended September 29, 2024 includes net proceeds of $46.7 million from the sale of two Domestic QC Centers in the third quarter of 2024, offset by capital expenditures of $46.9 million.
Our capital expenditures consisted primarily of capital investments for existing restaurants and new restaurant locations as well as investments in technology platforms. We estimate that our capital expenditures during 2025 will be approximately $75 million to $85 million, which primarily consists of the acquisition of sites and construction costs for new Company-owned restaurants that have opened or that we expect to open during 2025. This also includes an estimated $10 million to

$13 million of capital expenditures related to rebuilding tornado damage incurred at our Texas QC Center and Louisville restaurant support center and QC Center. These amounts are subject to change as repair and reconstruction work is ongoing, and we anticipate these amounts will be recovered under our insurance policy, subject to our policy deductibles. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $68.2 million for the nine months ended September 28, 2025 compared to $86.6 million for the same period in 2024. During the first nine months of 2025, the principal financing outflows were related to dividend payments of $45.8 million and payments related to financing leases of $7.5 million. Cash used in financing activities also reflects the impact of net repayments of $13.3 million under the PJI Revolving Facility throughout the year, which includes the refinancing of our debt via the Second Amended and Restated Credit Agreement during the first quarter of 2025. This refinancing resulted in borrowings of $200.0 million under the new Term Loan, from which the proceeds were used to repay $196.8 million to the PJI Revolving Facility as well as $3.2 million in related issuance costs.
In the first nine months of 2024, the primary uses of cash for financing activities were $45.4 million in dividend payments, net repayments of $31.6 million from the PJI Revolving Facility and the PJMF revolving line of credit (the “PJMF Revolving Facility”), $3.5 million in tax payments on equity award issuances, and $6.8 million in payments related to financing leases. There were no share repurchases in the first nine months of 2025 or 2024.
Debt
Our outstanding debt as of September 28, 2025 was $736.7 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”), $200.0 million of Term Loan borrowings, and $136.7 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $463.3 million as of September 28, 2025.
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

	Permitted Ratio	Actual Ratio as of September 28, 2025
Leverage ratio	Not to exceed 5.25 to 1.0	3.4 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.1 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 28, 2025.
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
The PJMF Revolving Facility consists of a $30.0 million revolving line of credit pursuant to a Revolving Loan Agreement, dated September 30, 2015 and most recently amended on September 30, 2025. We did not have any borrowings under the PJMF Revolving Facility as of September 28, 2025 or December 29, 2024. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2024 for additional information.
Share Repurchases
As part of our long-term growth and capital allocation strategy, we are committed to investing in share repurchases to provide ongoing value and enhanced returns to our shareholders. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and nine months ended September 28, 2025 or September 29, 2024. Approximately $90.2 million remained available under the Company’s share repurchase program as of September 28, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $45.8 million ($1.38 per share) and $45.4 million ($1.38 per share) for the nine months ended September 28, 2025 and September 29, 2024, respectively. On October 29, 2025, our Board of Directors declared a fourth quarter dividend of $0.46 per common share (approximately $15.4 million in the aggregate), which will be paid on November 28, 2025 to stockholders of record as of the close of business on November 17, 2025. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
Enactment of the “One Big Beautiful Bill Act”
On July 4, 2025, the “One Big Beautiful Bill Act,” a comprehensive tax and spending bill which includes changes to the U.S. corporate tax system, was signed into U.S. law. We anticipate that the enactment of this bill will result in an estimated $10 million to $15 million reduction in cash taxes to be paid during the second half of 2025 due to the reinstatement of 100% bonus depreciation and full expensing for domestic research and development expenditures.
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
The Company’s free cash flow was as follows for the nine month periods of 2025 and 2024 (in thousands):

	Nine Months Ended
	September 28, 2025	September 29, 2024
Net cash provided by operating activities	$106,192	$55,884
Purchases of property and equipment	(47,002)	(46,931)
Free cash flow	$59,190	$8,953

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
While we continue to monitor the impact of current and potential tariffs and assess our ability to manage any impacts, we currently do not believe that tariffs in the form currently proposed or enacted by the United States government would have a significant negative impact to our domestic business, as a substantial proportion of our ingredients and supply items are sourced domestically. However, the extent to which tariffs may increase the price of other goods and services and how they may alter discretionary spending patterns by our customers or impact our franchisees’ profitability is currently unknown and may adversely affect the Company’s results of operations and/or financial position.
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, depreciation and amortization, interest expenses, tax rates, system-wide sales, adjusted EBITDA, the current economic environment, industry trends, consumer behavior and preferences, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, franchisee profitability, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product, digital and technology innovation and investments, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, dividends, effective tax rates, regulatory changes and impacts, impacts of tariffs, insurance recoveries for damages related to natural disasters, repositioning of the UK market, International restructuring plans, including timing of completion, expected benefits and costs, International consumer demand, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to boost consumer sentiment and sales trends, and the risk that such initiatives will not be effective or that our franchisees will not execute them properly or be aligned with such initiatives;
•risks related to a prolonged US government shutdown and/or possible economic slowdown that could, among other things, reduce consumer spending or demand and result in changing consumer practices;
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
•our ability to effectively operate and improve the performance of Company-owned restaurants;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 28, 2025 have not changed from those reported in “Part II. Item 7A. Quantitative and

Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 8.8% and 8.2% of our revenues were derived from these operations for the three and nine months ended September 28, 2025, respectively, as compared to 6.5% and 7.4% for the prior year comparable period, respectively.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $0.9 million and a favorable impact of approximately $1.5 million on International revenues for the three and nine months ended September 28, 2025, respectively; and an unfavorable impact of $0.1 million and a favorable impact of $1.6 million on International revenues for the three and nine months ended September 29, 2024, respectively. Foreign currency exchange rate fluctuations had a favorable impact of approximately $0.1 million and a favorable impact of approximately $0.2 million on operating income for the three and nine months ended September 28, 2025, respectively; and an unfavorable impact of approximately $0.5 million and an unfavorable impact of $1.7 million on operating income for the three and nine months ended September 29, 2024, respectively.
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
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended September 28, 2025, and approximately $90.2 million remained available under the Company’s share repurchase program as of September 28, 2025.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended September 28, 2025, the Company acquired approximately 13,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
Item 5. Other Information
Rule 10b5-1 Trading Plans of Directors and Executive Officers
The following table describes any contracts, instructions or written plans for the sale or purchase of the Company’s securities and intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended September 28, 2025:

Name and Title	Date of Adoption of Rule 10b5-1(c) Trading Plan	Scheduled Expiration Date of Rule 10b5-1(c) Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
Christopher K. Collins, Senior Vice President of Corporate Finance and Principal Accounting Officer	August 13, 2025	November 6, 2026	Sale of up to 2,000 shares of common stock in multiple transactions upon achievement of pre-determined price limit.
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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 28, 2025, filed on November 6, 2025, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 6, 2025	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer & EVP, International