Form 10-Q
period 2026-03-29
PAPA JOHNS INTERNATIONAL INC
filed 2026-05-07
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At May 1, 2026, there were 32,902,014 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	March 29, 2026	December 28, 2025
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$39,036	$36,950
Accounts receivable, net	100,656	103,068
Notes receivable, current portion	2,331	3,387
Income tax receivable	3,881	6,189
Inventories	36,204	34,336
Prepaid expenses and other current assets	58,299	48,895
Assets held for sale	—	4,607
Total current assets	240,407	237,432
Property and equipment, net	252,287	251,312
Finance lease right-of-use assets, net	37,957	39,039
Operating lease right-of-use assets, net	159,622	161,606
Notes receivable, less current portion, net	3,906	3,262
Goodwill	67,247	67,576
Other assets	70,501	77,281
Total assets	$831,927	$837,508

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$67,370	$61,218
Income and other taxes payable	8,987	8,941
Accrued expenses and other current liabilities	155,751	169,015
Current deferred revenue	10,789	13,096
Current finance lease liabilities	10,196	9,999
Current operating lease liabilities	23,766	23,725
Current portion of long-term debt	7,847	4,997
Total current liabilities	284,706	290,991
Deferred revenue	18,409	19,294
Long-term finance lease liabilities	29,638	30,804
Long-term operating lease liabilities	153,849	156,405
Long-term debt, less current portion, net	727,342	710,436
Other long-term liabilities	55,429	62,264
Total liabilities	1,269,373	1,270,194

Redeemable noncontrolling interests	989	980

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,303 at March 29, 2026 and 49,303 at December 28, 2025)	493	493
Additional paid-in capital	453,945	457,112
Accumulated other comprehensive loss	(5,953)	(6,452)
Retained earnings	202,601	210,763
Treasury stock (16,405 shares at March 29, 2026 and 16,502 shares at December 28, 2025, at cost)	(1,100,206)	(1,106,666)
Total stockholders’ deficit	(449,120)	(444,750)
Noncontrolling interests in subsidiaries	10,685	11,084
Total Stockholders’ deficit	(438,435)	(433,666)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$831,927	$837,508
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2026	March 30, 2025

Revenues:
Company-owned restaurant sales	$143,134	$173,881
Franchise royalties and fees	47,578	48,056
Commissary revenues	222,641	228,941
Other revenues	21,788	23,757
Advertising funds revenue	43,468	43,674
Total revenues	478,609	518,309
Costs and expenses:
Cost of sales	340,892	366,496
General and administrative expenses	55,996	65,167
Depreciation and amortization	17,729	18,343
Advertising funds expense	43,234	44,338
Total costs and expenses	457,851	494,344
Operating income	20,758	23,965
Net interest expense	(9,683)	(10,079)
Income before income taxes	11,075	13,886
Income tax expense	(4,137)	(4,543)
Net income	6,938	9,343
Net (income) loss attributable to noncontrolling interests	317	(121)
Net income attributable to the Company	$7,255	$9,222

Net income attributable to common shareholders	$6,959	$9,028

Basic earnings per common share	$0.21	$0.28
Diluted earnings per common share	$0.21	$0.27

Basic weighted average common shares outstanding	32,939	32,778
Diluted weighted average common shares outstanding	33,046	32,920
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025

Net income	$6,938	$9,343
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(377)	1,098
Interest rate swaps (a)	893	92
Other comprehensive income (loss), before tax	516	1,190
Income tax effect:
Foreign currency translation adjustments	190	(253)
Interest rate swaps (b)	(207)	(21)
Income tax effect	(17)	(274)
Other comprehensive income (loss), net of tax	499	916
Comprehensive income before attribution to noncontrolling interests	7,437	10,259
Less: comprehensive (income) loss, redeemable noncontrolling interests	(65)	(30)
Less: comprehensive (income) loss, nonredeemable noncontrolling interests	382	(91)
Comprehensive income attributable to the Company	$7,754	$10,138
___________________________________
(a)    Amounts reclassified out of accumulated other comprehensive loss into net interest expense include $22 and $(56) for the three months ended March 29, 2026 and March 30, 2025, respectively.
(b)    The income tax benefit (expense) effects of amounts reclassified out of accumulated other comprehensive loss were $(5) and $13 for the three months ended March 29, 2026 and March 30, 2025, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended March 29, 2026
Balance at December 28, 2025	32,801	$493	$457,112	$(6,452)	$210,763	$(1,106,666)	$11,084	$(433,666)
Net income (loss) (a)	—	—	—	—	7,255	—	(382)	6,873
Other comprehensive income (loss), net of tax	—	—	—	499	—	—	—	499
Dividends on common stock ($0.46 per share)	—	—	18	—	(15,417)	—	—	(15,399)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,409	—	—	—	—	4,409
Issuance of restricted stock	130	—	(5,813)	—	—	5,813	—	—
Tax effect of restricted stock awards	(43)	—	(1,379)	—	—	—	—	(1,379)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Other	10	—	(402)	—	—	647	—	245
Balance at March 29, 2026	32,898	$493	$453,945	$(5,953)	$202,601	$(1,100,206)	$10,685	$(438,435)

(a)    Net income to the Company for the three months ended March 29, 2026 excludes $65 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At March 29, 2026, the accumulated other comprehensive loss of $5,953 was comprised of net unrealized foreign currency translation loss of $6,015 and net unrealized gain on the interest rate swap agreements of $62.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended March 30, 2025
Balance at December 29, 2024	32,646	$493	$452,449	$(8,456)	$241,717	$(1,115,729)	$15,310	$(414,216)
Net income (loss) (a)	—	—	—	—	9,222	—	91	9,313
Other comprehensive income (loss), net of tax	—	—	—	916	—	—	—	916
Dividends on common stock ($0.46 per share)	—	—	29	—	(15,145)	—	—	(15,116)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,669	—	—	—	—	3,669
Issuance of restricted stock	103	—	(5,215)	—	—	5,215	—	—
Tax effect of restricted stock awards	(24)	—	(1,120)	—	—	—	—	(1,120)
Distributions to noncontrolling interests	—	—	—	—	—	—	(276)	(276)
Other	3	—	(187)	—	—	208	—	21
Balance at March 30, 2025	32,728	$493	$449,625	$(7,540)	$235,794	$(1,110,306)	$15,125	$(416,809)

(a)    Net income to the Company for the three months ended March 30, 2025 excludes $30 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At March 30, 2025, the accumulated other comprehensive loss of $7,540 was comprised of net unrealized foreign currency translation loss of $7,486 and net unrealized loss on the interest rate swap agreements of $54.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025

Operating activities
Net income	$6,938	$9,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	1,169	1,712
Depreciation and amortization	17,729	18,343
Deferred income taxes	684	1,157
Stock-based compensation expense	4,409	3,669
Refranchising gain	(1,035)	—
Loss on disposal of property and equipment	610	151
Other	1,092	(97)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,588	7,652
Income tax receivable	2,309	(541)
Inventories	(1,925)	(1,881)
Prepaid expenses and other current assets	(4,259)	(4,854)
Other assets and liabilities	(4,503)	(2,591)
Accounts payable	6,396	5,242
Income and other taxes payable	58	3,144
Accrued expenses and other current liabilities	(27,449)	(11,911)
Deferred revenue	(3,185)	(2,794)
Advertising fund assets and liabilities	5,598	5,592
Net cash provided by operating activities	7,224	31,336
Investing activities
Purchases of property and equipment	(13,451)	(12,231)
Purchases of property and equipment related to damages from natural disasters	(70)	—
Insurance proceeds related to damages from natural disasters	850	—
Repayments of notes issued	748	978
Proceeds from the sale of property and equipment	3,529	—
Proceeds from investments	3,232	4,739
Other	—	(569)
Net cash used in investing activities	(5,162)	(7,083)
Financing activities
Net proceeds (repayments) of revolving credit facilities	19,381	(196,838)
Proceeds from term loan	—	200,000
Debt issuance costs	—	(2,991)
Dividends paid to common stockholders	(15,321)	(15,174)
Tax payments for equity award issuances	(1,379)	(1,120)
Distributions to noncontrolling interests	(73)	(339)
Principal payments on finance leases	(2,552)	(2,392)
Other	125	287
Net cash provided by (used in) financing activities	181	(18,567)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(157)	371
Change in cash, cash equivalents, and restricted cash	2,086	6,057
Cash, cash equivalents, and restricted cash at beginning of period	36,950	37,955
Cash, cash equivalents, and restricted cash at end of period	$39,036	$44,012
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 29, 2026
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2026. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 28, 2025.
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
Variable Interest Entity
Papa Johns Domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the Domestic restaurants, of which approximately 87 percent are franchised, and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant items that are subject to such estimates and assumptions include the allowance for credit losses on accounts and notes receivable, property and equipment, net and impairment of long-lived assets, and insurance reserves. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 13 and 98 restaurants at March 29, 2026 and March 30, 2025, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.

Net income (loss) attributable to these joint ventures for the three months ended March 29, 2026 and March 30, 2025 was as follows:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Papa John’s International, Inc.	$(735)	$275
Redeemable noncontrolling interests	65	30
Nonredeemable noncontrolling interests	(382)	91
Total net income (loss)	$(1,052)	$396
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
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Management judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. The effective income tax rate includes the estimated domestic state effective income tax rate and applicable foreign income tax rates. The effective income tax rate is also impacted by various permanent items and credits, net of any related valuation allowances, and can vary based on changes in estimated annual income. Discrete items are recorded in the quarter in which they occur. Our effective income tax rate was 37.4% for the three months ended March 29, 2026 as compared to 32.7% for the prior year comparable period. The higher effective tax rate during the three months ended March 29, 2026 was primarily due to a shift in income between jurisdictions and tax shortfall generated by vesting of restricted shares.
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of March 29, 2026 and December 28, 2025 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
March 29, 2026
Financial assets:
Cash surrender value of life insurance policies (a)	$25,731	$25,731	$—	$—
Interest rate swaps (b)	$166	$—	$166	$—

Financial liabilities:
Interest rate swaps (b)	$80	$—	$80	$—

December 28, 2025
Financial assets:
Cash surrender value of life insurance policies (a)	$29,432	$29,432	$—	$—

Financial liabilities:
Interest rate swaps (b)	$807	$—	$807	$—
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
There were no transfers among levels within the fair value hierarchy during the three months ended March 29, 2026 or fiscal year 2025.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term loan borrowings under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of March 29, 2026 and December 28, 2025:

	March 29, 2026		December 28, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$376,000	$400,000	$380,000
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 28, 2025	$12,129	$17,777
Current period provision for expected credit losses, net	1,248	(79)
Write-offs charged against the allowance	(1,205)	(575)
Balance at March 29, 2026	$12,172	$17,123
Impairment of Long-lived Assets
The Company evaluates its property and equipment and other long-lived assets for potential indicators of impairment at least annually, or as facts and circumstances arise that indicate the carrying value of the asset group may not be recoverable. For Domestic Company-owned restaurants, the evaluation is performed at the operating market level while International Company-owned restaurants are evaluated at the restaurant level as these respective levels represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount of the long-lived asset group exceeds the amount of estimated future undiscounted cash flows, the fair value of the asset group is estimated and an impairment loss is recorded if the carrying value exceeds the estimated fair value. The assumptions used in the undiscounted cash flow calculation related to future growth are subjective and may be negatively impacted by future changes in operating performance or economic conditions. In situations in which no impairment indicators are identified at the applicable asset‑group level, but certain assets within the asset group are expected to be used for a shorter period than previously estimated, the Company revises the remaining useful lives of those assets and prospectively records accelerated depreciation over the shortened period.
Tornado Impact
During the first quarter of 2025, a tornado caused real and personal property damage to the Company’s leased Quality Control Center (“QC Center”) in Grand Prairie, Texas. The Company recorded pre-tax expenses of $0.9 million during the three months ended March 30, 2025, related to these damages, which primarily reflect operating lease right-of-use asset impairment charges related to the leased property offset by expected property-related insurance proceeds. Additionally, during the second quarter of 2025, a tornado caused real and personal property damage to the Company’s restaurant support center and QC Center in Louisville, Kentucky. The Company recorded asset impairment charges of $2.7 million and incurred additional operating expenses of $1.7 million during the year ended December 28, 2025, for which we recorded an anticipated insurance recovery as we believe such losses are probable of recovery under our insurance policy. Expenses incurred and the related anticipated insurance proceeds were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company received $1.0 million of insurance proceeds related to the two incidents during the three months ended March 29, 2026, of which $0.9 million were classified as cash inflows from investing activities and $0.1 million were classified as cash inflows from operating activities within the Condensed Consolidated Statements of Cash Flows based on the nature of the underlying losses and expected usage of the proceeds. To the extent that proceeds received from our insurer in future periods exceed losses recognized in the financial statements, we may record income within our Condensed Consolidated Statements of Operations once such insurance proceeds are realized or realizable. Neither of the tornadoes had a significant impact on our operations, as our other QC Centers were able to ensure that restaurants were adequately supplied.
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At March 29, 2026, we leased and subleased approximately 335 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.8 million and $2.6 million for the three months ended March 29, 2026 and March 30, 2025, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 80 Domestic leases. These leases have varying terms, the latest of which expires in 2036. As of March 29, 2026, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was $11.4 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.
Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$545	$550
Financing cash flows from finance leases	2,552	2,392
Operating cash flows from operating leases (a)	9,378	10,488
Right-of-use assets obtained in exchange for new finance lease liabilities	1,736	15,664
Right-of-use assets obtained in exchange for new operating lease liabilities	6,224	5,458
Cash received from sublease income	2,755	2,539
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
The assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets:

(In thousands)	March 29, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$18,361	$7,759
Accounts receivable, net	16,594	15,077
Income tax receivable	296	275
Prepaid expenses and other current assets	9,686	3,278
Total current assets	44,937	26,389
Deferred income taxes	570	570
Other assets	93	106
Total assets	$45,600	$27,065

Liabilities
Current liabilities:
Accrued expenses and other current liabilities	44,415	31,082
Current portion of long-term debt	347	—
Current deferred revenue	4,507	5,000
Total current liabilities	49,269	36,082
Deferred revenue	2,344	2,742
Total liabilities	$51,613	$38,824
5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Condensed Consolidated Balance Sheets. During the three months ended March 29, 2026 and March 30, 2025, the Company recognized $9.5 million and $9.7 million in revenue, respectively, related to deferred revenue.
The following table includes a breakout of contract liability balances:

(In thousands)	March 29, 2026	December 28, 2025	Change
Unearned franchise fees and royalties	$19,170	$19,678	$(508)
Unredeemed gift card liabilities	6,851	7,742	(891)
Customer loyalty program obligations	3,177	4,970	(1,793)
Total contract liabilities	$29,198	$32,390	$(3,192)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $16.7 million and $19.1 million, respectively, at March 29, 2026 and December 28, 2025. Revenue was reduced by approximately $1.8 million and $1.5 million for the three months ended March 29, 2026 and March 30, 2025, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period:

	Performance Obligations by Period
(In thousands)	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Unearned franchise fees and royalties	$3,105	$2,783	$2,551	$2,339	$2,131	$3,555	$16,464
At March 29, 2026, approximately $2.7 million of area development fees related to unopened restaurants and International unearned franchise fees are included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant sales when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of March 29, 2026 and December 28, 2025. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.9 million shares at March 29, 2026, compared to 32.8 million shares at December 28, 2025.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended March 29, 2026 or March 30, 2025. Approximately $90.2 million remained available under the Company’s share repurchase program as of March 29, 2026.
The timing and volume of share repurchases under the Company’s share repurchase program may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice. Funding for the share repurchase program will be provided through our credit facility, operating cash flow and cash and cash equivalents.
Dividends
The Company paid aggregate cash dividends of approximately $15.3 million ($0.46 per share) for the three months ended March 29, 2026. On May 5, 2026, our Board of Directors declared a second quarter dividend of $0.46 per common share (approximately $15.6 million in the aggregate), which will be paid on May 29, 2026 to stockholders of record as of the close of business on May 18, 2026. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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

The calculations of basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2026	March 30, 2025
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$7,255	$9,222
Dividends paid to participating securities	(296)	(194)
Net income attributable to common shareholders	$6,959	$9,028

Basic earnings per common share
Basic weighted average common shares outstanding	32,939	32,778
Basic earnings per common share	$0.21	$0.28

Diluted earnings per common share
Weighted average common shares outstanding	32,939	32,778
Dilutive effect of outstanding equity awards (a)	107	142
Diluted weighted average common shares outstanding	33,046	32,920
Diluted earnings per common share	$0.21	$0.27
___________________________________
(a)    Excludes 282,493 and 219,417 shares underlying equity awards for the three months ended March 29, 2026 and March 30, 2025, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following (in thousands):

	March 29, 2026	December 28, 2025
Senior notes	$400,000	$400,000
Term loan	200,000	200,000
Revolving facilities	141,609	122,257
Outstanding debt	$741,609	$722,257
Unamortized debt issuance costs	(6,420)	(6,824)
Current portion of long-term debt	(7,847)	(4,997)
Total long-term debt, net	$727,342	$710,436
Senior Notes
On September 14, 2021, the Company issued $400.0 million of 3.875% Senior Notes (the “Notes”) which mature on September 15, 2029. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year at a fixed interest rate of 3.875% per annum. Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for further description of the provisions and covenant requirements under the Senior Notes.

Term Loan and Revolving Facilities
On March 26, 2025, the Company amended and restated the Amended and Restated Credit Agreement, dated as of September 14, 2021 and amended May 30, 2023 (together, the “Previous Credit Agreement”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Credit Facilities will mature on March 26, 2030 (the “Maturity Date”) with term loans amortizing in quarterly installments commencing on June 30, 2026 in amounts as set forth in the Second Amended and Restated Credit Agreement and the unpaid balance maturing on the Maturity Date. The remaining availability under the PJI Revolving Facility was approximately $458.7 million as of March 29, 2026.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2025. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2026, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. As of March 29, 2026, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $0.3 million and was classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Credit Facilities. As of March 29, 2026, we had the following interest rate swap agreements:

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
The following table provides information on the location and amounts of our current swaps in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value March 29, 2026	Fair Value December 28, 2025
Prepaid expenses and other current assets	$112	$—
Other assets	$54	$—
Accrued expenses and other current liabilities	$—	$193
Other long-term liabilities	$80	$614

The effect of derivative instruments on the accompanying Condensed Consolidated Financial Statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
March 29, 2026	$686	Interest expense	$22	$(9,683)
March 30, 2025	$71	Interest expense	$(56)	$(10,079)
Net interest paid, including payments made or received under the swaps, was $12.7 million and $17.6 million for the three months ended March 29, 2026 and March 30, 2025, respectively.
9. Restructuring
Enterprise Transformation Plan
In December 2025, the Company’s Board of Directors approved, and the Company commenced, the first phase of a new business transformation program (the “Enterprise Transformation Plan”) designed to improve organizational effectiveness, reduce overhead duplication and non-consumer-facing spending, and improve Domestic market and franchisee health. In February 2026, the Company’s Board of Directors approved the second phase of the Enterprise Transformation Plan, which focuses on optimizing our restaurant portfolio and improving restaurant-level profitability in the Domestic market. During the quarter ended March 29, 2026, the Company closed 44 restaurants across North America as part of the ongoing assessment of our restaurant portfolio, of which five were Company-owned. We are continuing to evaluate our Domestic restaurant portfolio, which we anticipate will result in additional strategic restaurant closures.
In connection with the foregoing approved initiatives, the Company incurred restructuring related costs of $4.3 million during the three months ended March 29, 2026 primarily related to professional services, a loss on sale related to the completed sale of the building occupied by our former print and promotions business in Louisville, Kentucky which did not support our core operations, as well as losses on disposal of equipment associated with the closed Company-owned restaurants mentioned above. These costs were included in General and administrative expenses in the Condensed Consolidated Statements of Operations primarily within Unallocated corporate expenses.
The following table summarizes restructuring costs related to the Enterprise Transformation Plan recorded for the quarter ended March 29, 2026:

(In thousands)	March 29, 2026
Professional services and other related costs	$3,533
Loss on disposal of property and equipment	631
Total enterprise transformation plan costs	$4,164
Stock-based compensation expense	126
Total enterprise transformation plan costs, including stock-based award expense	$4,290

The following table presents changes in the liabilities relating to approved initiatives, which are recorded in Accrued expenses and other current liabilities and Accounts payable in the Condensed Consolidated Balance Sheets:

(In thousands)	Employee termination costs	Professional services and other related costs	Total
Balance as of December 28, 2025	$5,389	$1,380	$6,769
Charges	—	3,533	3,533
Payments	(1,752)	(2,787)	(4,539)
Balance as of March 29, 2026	$3,637	$2,126	$5,763
The Company has incurred total restructuring related costs of $12.0 million since commencement of the Enterprise Transformation Plan. The Company expects to incur total restructuring related charges of approximately $24 million to $31 million (inclusive of the $12.0 million incurred since commencement) related to all currently approved actions under the Enterprise Transformation Plan, which we estimate will be recognized during 2026 and 2027 primarily within Unallocated corporate expenses. Actual charges incurred may differ from this estimate due to various factors.
International Transformation Plan
In December 2023, the Company announced international transformation initiatives (the “International Transformation Plan”) designed to evolve our business structure to deliver an enhanced value proposition to our International customers and franchisees, ensure targeted investments and efficient resource management, and better position our largest markets, including the UK, for long-term profitable growth and brand strength. The Company completed its international transformation initiatives as of December 28, 2025. Since inception of the International Transformation Plan, the Company incurred total restructuring related costs of $34.4 million, all of which was recognized within General and administrative expenses in the Condensed Consolidated Statements of Operations within our International segment.
During the three months ended March 30, 2025, the Company recorded total costs of $2.1 million related to the International Transformation Plan. These costs consisted primarily of $1.4 million related to professional services and other related costs and $1.1 million related to losses on franchisee notes receivable, partially offset by a $0.4 million reduction related to lease terminations and other lease related costs. No expenses were recorded during the three months ended March 29, 2026.
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in 2022. The District Court granted preliminary approval of the proposed settlement on August 2, 2025, and the Company made an initial payment of $2.5 million on September 5, 2025 towards the settlement with $2.5 million remaining accrued within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of March 29, 2026. The proposed settlement contains certain customary contingencies and is subject to final approval by the District Court. The Company continues to deny any liability or wrongdoing in this matter.

Commitments
In the first quarter of 2026, the Company entered into a multi-year agreement for point‑of‑sale and restaurant operations software services which will expire on December 23, 2034, with a one year extension option. The agreement includes deployment requirements that specify a minimum number of Company‑owned and franchised restaurants to be installed and activated on the software platform by November 30, 2026 and by November 30, 2027. The total estimated contractual commitment for software services is approximately $125 million to $140 million over the term of the agreement, contingent upon variable components such as the timing of the deployment schedule and associated contractual credits. These amounts are expected to be largely recovered through technology fees charged to our franchisees over the term of the agreement. As of March 29, 2026, the Company had not incurred any amounts related to these provisions.
Refer to Note 18 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for additional information on our commitments and contingencies.
11. Divestitures
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
During the three months ended March 29, 2026, the parties obtained landlord consent to transfer three leases related to the Retained Restaurants, resulting in a gain of $1.0 million which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. We expect to receive the remaining $1.2 million of proceeds from the sale upon the satisfactory assignment of leases to the Buyer for the remaining Retained Restaurants and final settlement of certain post-closing adjustments.
Refer to Note 21 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for further description of the transaction.
Sale of Print and Promotions Building
On February 18, 2026, we finalized the sale of a building occupied by our former print and promotions business in Louisville, Kentucky and received net proceeds of $3.5 million, which were classified as investing activities within the Condensed Consolidated Statements of Cash Flows. We recognized a loss on sale of approximately $0.3 million, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance of and allocates resources to our segments based on segment adjusted EBITDA. Segment adjusted EBITDA represents Net income before Net interest expense, Income tax expense, Depreciation and amortization, Stock-based compensation expense, and other adjustments that vary from period to period, including certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. During the annual budget and forecasting process, the CODM uses segment adjusted EBITDA to allocate resources (including employees, property, and financial or capital resources) to the segments. The CODM regularly reviews trends in segment adjusted EBITDA on at least a quarterly basis to evaluate the profitability of the segments and to make resource allocation decisions. When our CODM reviews balance sheet information, it is at a consolidated level.
Segment Results
The tables below present our operating results by segment (in thousands). The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM. A reconciliation to Company results is included in the following section.

	Three Months Ended March 29, 2026
	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$139,671	$34,453	$204,600	$43,227	$421,951
Intersegment revenues	—	234	42,154	—	42,388
Segment revenue	$139,671	$34,687	$246,754	$43,227	$464,339

Less segment expenses (a):
COS - Product Costs	$41,977	$—	$173,773	$11,525	$227,275
COS - Salaries & Benefits	46,430	—	32,892	2,195	81,517
COS - Other (b,c)	34,689	—	19,102	8,232	62,023
General & Administrative	8,690	9,334	8,540	7,991	34,555
Other Segment Expenses (d)	—	—	—	5,141	5,141
Segment adjusted EBITDA	$7,885	$25,353	$12,447	$8,143	$53,828

	Three Months Ended March 30, 2025
	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$170,795	$35,552	$212,918	$39,111	$458,376
Intersegment revenues	—	1,259	51,458	—	52,717
Segment revenue	$170,795	$36,811	$264,376	$39,111	$511,093

Less segment expenses (a):
COS - Product Costs	$52,137	$—	$189,469	$11,146	$252,752
COS - Salaries & Benefits	57,976	—	29,982	1,568	89,526
COS - Other (b,c)	44,900	—	16,280	7,071	68,251
General & Administrative	10,750	9,563	9,292	8,844	38,449
Other Segment Expenses (d)	—	—	—	5,101	5,101
Segment adjusted EBITDA	$5,032	$27,248	$19,353	$5,381	$57,014

___________________________________
(a)    Segment expenses exclude Depreciation and amortization, Stock-based compensation expense, and certain General and Administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(b)    During the current year, the Company updated its internal cost allocation methodology for certain centrally incurred costs. As a result, a portion of costs previously allocated to the Domestic Company‑owned restaurants segment is now reflected within Unallocated corporate expenses and the North America commissaries segment. The change is prospective and does not affect total reported expenses. Prior period segment information has not been recast. This allocation methodology update resulted in a $2.1 million decrease in COS - Other for our Domestic Company-Owned restaurants, a $0.6 million increase in COS - Other for our North America commissaries segment, and a $1.5 million increase in Unallocated corporate expenses for the three months ended March 29, 2026 as compared to the prior year comparable period.
(c)    The segment expense category “COS - Other” includes delivery expenses, Company-owned restaurant advertising costs, occupancy costs, technology costs, aggregator fees, insurance, and other costs of sales.
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

Reconciliation of Segment Results to Company Results

The following table reconciles total revenue from our segments to total revenues and total adjusted EBITDA from our segments to Income before income taxes (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Total Segment revenue	$464,339	$511,093
All Other Revenue (a)	70,384	74,331
Elimination of intersegment revenue	(56,114)	(67,115)
Total revenues	$478,609	$518,309

	Three Months Ended
	March 29, 2026	March 30, 2025
Total Segment adjusted EBITDA	$53,828	$57,014
All Other adjusted EBITDA (a)	4,033	10,164
Unallocated corporate expenses, adjusted (b)	(10,098)	(17,554)
Other income/(expense) adjustments to reconcile to income before income before income taxes (c)	(27,005)	(25,659)
Net interest expense	(9,683)	(10,079)
Income before income taxes	$11,075	$13,886
___________________________________
(a)    As noted in the commentary above, All Other revenue and All Other adjusted EBITDA is derived from business units that do not meet the quantitative or qualitative thresholds for determining reportable segments. These consist of operations that derive revenues from franchise contributions to marketing funds and information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms. Our largest marketing fund is PJMF, which is designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Technology-based franchisee fees are meant to offset the costs of building, operating, and depreciating technology that supports franchisee operations. As such, these fees may vary from period to period, as they are designed to operate near break-even over time including the impact of depreciation.
(b)    Unallocated corporate expenses represent administrative fees incurred by the restaurant support centers, including information systems and related services, corporate salaries and bonuses, and other corporate costs. These expenses are adjusted for depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows). The decrease in Unallocated corporate expenses for the three months ended March 29, 2026 was primarily due to $4.5 million of expenses resulting from our bi-annual franchise operating conference incurred during 2025 as well as a $2.7 million year-over-year reduction in supplemental advertising costs.
(c)    Other income/(expense) adjustments represent Depreciation and amortization, Stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of segment adjusted EBITDA. For the periods above, the adjustments include:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Depreciation and amortization	$17,729	$18,343
Stock-based compensation expense	4,409	3,669
Gain on refranchising transaction, net	(853)	—
Restructuring costs	4,110	2,180
Other costs (a)	1,610	1,467
Other (income)/expense adjustments	$27,005	$25,659
___________________________________
(a)For the three months ended March 29, 2026, represents costs associated with project-based strategic initiatives that are not related to our ongoing operations. For the three months ended March 30, 2025 other costs is comprised of costs incurred, net of anticipated insurance recoveries, arising from a tornado that damaged the Texas QC Center; and costs associated with project-based strategic initiatives that are not related to our ongoing operations.

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
In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment (in thousands):

	Three Months Ended March 29, 2026
	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$139,671	$—	$—	$3,463	$—	$—	$143,134
Franchise royalties and fees	—	34,687	—	13,125	—	(234)	47,578
Commissary sales	—	—	246,754	18,041	—	(42,154)	222,641
Other revenues	—	—	—	3,490	21,962	(3,664)	21,788
Advertising funds revenue	—	—	—	5,108	48,422	(10,062)	43,468
Total revenues	$139,671	$34,687	$246,754	$43,227	$70,384	$(56,114)	$478,609

	Three Months Ended March 30, 2025
	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$170,795	$—	$—	$3,086	$—	$—	$173,881
Franchise royalties and fees	—	36,811	—	12,504	—	(1,259)	48,056
Commissary sales	—	—	264,376	16,022	—	(51,457)	228,941
Other revenues	—	—	—	3,284	25,078	(4,605)	23,757
Advertising funds revenue	—	—	—	4,215	49,253	(9,794)	43,674
Total revenues	$170,795	$36,811	$264,376	$39,111	$74,331	$(67,115)	$518,309

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”. Papa Johns began operations in 1984. At March 29, 2026, there were 6,020 Papa John’s restaurants in operation, consisting of 470 Company-owned and 5,550 franchised restaurants operating in 50 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting profitability and growth of both Company-owned and franchised restaurants, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Domestic and Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
During the first quarter of 2026, we continued progressing on our business transformation initiatives as we position the business for long-term success amidst a challenging and softer consumer environment in North America and a dynamic International market. We continued to steer our efforts and investments towards initiatives that improve our value perception and enhance the customer journey across our digital platforms to increase conversion and reduce friction within the customer experience. Our key areas of focus include:
•Marketing strategy: We have partnered with our franchisees to re-establish our area advertising cooperative (“Co-op”) program, helping ensure a strong presence in key regional and local markets. Through our mix of national and local advertising, we continued investments in our messaging to highlight our six simple ingredients, fresh, never frozen original dough and the craftsmanship behind the products we serve, which we believe are key differentiators of our brand. We also sharpened our value perception with limited-time promotional offers while continuing to emphasize our Papa Pairings mix and match platform. We plan to maintain a compelling value proposition while staying true to our premium positioning and layering in exciting menu innovations, such as our new pan pizzas and oven-toasted sandwiches, to expand our addressable market and strengthen our barbell strategy.
•Digital and loyalty strategy: Most of our sales occur through digital channels, and we are making significant investments in our technology infrastructure to deliver a more seamless experience across our owned channels, better connect with customers, and support greater efficiency across our operations. In 2025, we introduced our new omnichannel platform, releasing new mobile apps across both Android and iOS platforms as well as our refreshed website and mobile web experience, which we believe provides a streamlined ordering journey for our customers. We also recently announced our multi-year initiative to transition to a new point-of-sale system across all U.S. Company-owned and franchised restaurants that, if successful, will replace our existing point-of-sale system.
At the time we determine that our new technology solutions, including the point-of-sale system, are feasible and will replace our legacy technology assets, these assets may require adjustments to their useful lives to better reflect remaining technology utilization. We anticipate that we may incur an incremental $5 million to $10 million of accelerated depreciation expense related to these initiatives.

•Transforming our cost structure: In December 2025 our Board of Directors approved a business transformation program (the “Enterprise Transformation Plan”), with the goal of creating capacity to invest in our next phase of growth by reducing non-consumer-facing spending and optimizing our restaurant portfolio to improve unit economics. The execution of actions approved under the Enterprise Transformation Plan resulted in the closure of 44 restaurants in North America during the first quarter of 2026 as well as the reduction of our corporate workforce by approximately 7%. We incurred restructuring expenses of $4.3 million during the first quarter of 2026 under the Enterprise Transformation Plan, which consisted primarily of professional services fees and non-cash charges related to Company-owned restaurant closures. We currently estimate that we will incur aggregate restructuring charges of approximately $24 million to $31 million under the Enterprise Transformation Plan related to actions approved thus far, inclusive of the $12.0 million recognized during 2025 and the first quarter of 2026, the remainder of which we expect will be recognized during 2026 and 2027. We believe that these initiatives will improve systemwide health and facilitate future growth, and we have identified at least $30 million of general and administrative expense savings, exclusive of marketing spend, to be captured across fiscal years 2026 and 2027.
The implementation of the Enterprise Transformation Plan remains ongoing and may result in additional restructuring charges, although the amounts and nature of future expenses are currently not estimable as no specific additional actions have been determined or approved by management or our Board of Directors. Potential future actions likely to be approved are expected to include elevated levels of restaurant closures in North America during 2026 and 2027, as we focus on improving the health of our restaurant portfolio by closing underperforming restaurants that lack a path to sustainable financial improvement, allowing our franchisees to invest resources in their remaining restaurants to accelerate growth.
•Optimizing our supply chain: We have completed our previously announced internal review of our North American supply chain and have identified productivity initiatives that we believe will optimize our commissary business in an effort to reduce the overall cost to serve across all of our Domestic Company-owned and franchised restaurants, without impacting our commitment to product quality. We expect to achieve at least $60 million in North America systemwide supply chain savings over the next two years, equating to meaningful restaurant-level margin improvement. We captured approximately $7 million of benefits in the first quarter and are on track to realize at least $25 million of savings by the end of 2026.
•Development strategy: Development is a key long-term growth driver as we believe there is significant opportunity to offer our quality products to more customers globally and domestically. Our near-term development plan in North America includes focused development within our priority markets and on improving the quality and profitability of our restaurant portfolio, with fewer new restaurant openings expected in 2026. To aid our franchisees in pursuing profitable growth in conjunction with the supply chain and restaurant optimization initiatives described above, we are offering royalty incentives for new restaurants opening in 2026, which we believe will add scale in key markets and attract growth-driven franchisees. We are also providing franchise remodel incentives for eligible restaurants to refresh and elevate our customer experience.
•Accelerating our refranchising program: Refranchising is a strategic action that we plan to continue to pursue across our Company-owned restaurants as it provides developing franchisees opportunities to expand their businesses and strengthens the long-term health of Papa Johns while providing additional means to reinvest into our transformation initiatives. We achieved a key milestone in the acceleration of our Domestic refranchising program during the fourth quarter of 2025, completing the refranchising of 85 restaurants, and continue exploring opportunities to refranchise additional markets.
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

	Three Months Ended
Growth rates below exclude the impact of foreign currency	March 29, 2026	March 30, 2025
Comparable sales growth (decline):
Domestic Company-owned restaurants (a)	(5.2)%	(4.6)%
North America franchised restaurants (a)	(6.7)%	(2.3)%
North America restaurants	(6.4)%	(2.7)%
International restaurants	3.6%	3.2%
Total comparable sales growth (decline)	(3.9)%	(1.3)%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants (a)	(4.0)%	(3.7)%
North America franchised restaurants (a)	(6.5)%	(0.4)%
North America restaurants	(6.1)%	(1.0)%
International restaurants	6.0%	5.7%
Total global system-wide restaurant sales growth (decline)	(3.1)%	0.6%
___________________________________
(a)For the three months ended March 29, 2026, comparable sales decline and system-wide restaurant sales decline for Domestic Company-owned restaurants and North America franchised restaurants were adjusted to exclude the impact of refranchising 85 restaurants during the fourth quarter of 2025. See “Note 11. Divestitures” of “Notes to Condensed Consolidated Financial Statements” for additional information.

Restaurant Progression	Three Months Ended
	March 29, 2026	March 30, 2025
North America Company-owned:
Beginning of period	462	539
Opened	—	1
Closed	(5)	(1)
End of period	457	539
North America franchised:
Beginning of period	3,061	2,975
Opened	8	17
Closed	(39)	(15)
End of period	3,030	2,977
International Company-owned:
Beginning of period	13	13
End of period	13	13
International franchised:
Beginning of period	2,547	2,503
Opened	20	29
Closed	(47)	(42)
End of period	2,520	2,490
Total restaurants – end of period	6,020	6,019

Trailing four quarters net restaurant growth	1	105
Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Increase (Decrease)
(In thousands)	March 29, 2026	March 30, 2025	QTD
Revenues:
Company-owned restaurant sales	$143,134	$173,881	(17.7)%
Franchise royalties and fees	47,578	48,056	(1.0)%
Commissary revenues	222,641	228,941	(2.8)%
Other revenues	21,788	23,757	(8.3)%
Advertising funds revenue	43,468	43,674	(0.5)%
Total revenues	$478,609	$518,309	(7.7)%
The comparability of 2026 and 2025 results is impacted by a transaction that has changed the composition of our Domestic Company-owned restaurants and Domestic franchised restaurants. On November 24, 2025, the Company completed the refranchising of 85 Domestic Company-owned restaurants previously owned and operated by Colonel’s Limited, LLC, a consolidated joint venture (the “2025 refranchising transaction”). Upon closing of the transaction, the restaurants formerly owned by the Company converted to franchised locations. See “Note 21. Divestitures” of the “Notes to Consolidated Financial Statements” of our 2025 Annual Report on Form 10-K for additional information on this transaction.
Total revenues decreased $39.7 million, or 7.7%, to $478.6 million for the three months ended March 29, 2026, as compared to the prior year comparable period.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants, decreased $30.7 million, or 17.7%, for the three months ended March 29, 2026 as compared to the prior year comparable period. The decrease was primarily attributable to $24.9 million in prior-period sales from the formerly-Company owned restaurants refranchised in the 2025 refranchising transaction, as detailed above. The decrease was also due to lower comparable sales of 5.2% for our Domestic Company-owned restaurants driven by lower transaction volumes, partially offset by higher average ticket.
Franchise royalties and fees, which include revenues generated from both North American and International franchisees, decreased $0.5 million, or 1.0%, for the three months ended March 29, 2026 as compared to the prior year comparable period. The decrease is primarily due to a $2.1 million decrease in royalties and fees from our North America franchisees due to declines in comparable sales of 6.7%, partially offset by an increase in number of restaurants due to the 2025 refranchising transaction discussed above. International franchise royalties and fees increased $0.6 million due to growth in International systemwide sales of 6.0% for the three months ended March 29, 2026.
North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. North America franchise restaurant sales decreased 3.4% to $728.7 million for the three months ended March 29, 2026 compared to the prior year comparable period, excluding the impact of foreign currency fluctuations. The decline in franchise restaurant sales was due to a decrease in comparable sales of 6.7%, and franchise equivalent unit decrease of 1.0%, offset by the restaurant growth noted above.
International franchise restaurant sales are also not included in Company revenues; however, our international royalty revenue is derived from these sales. International franchise restaurant sales increased 6.0% to $315.1 million for the three months ended March 29, 2026 compared to the prior year comparable period, excluding the impact of foreign currency fluctuations. The increase was due to growth in International comparable sales of 3.6% as well as restaurant growth.
Commissary revenues, which includes sales from our North American and International QC Centers, decreased $6.3 million, or 2.8%, for the three months ended March 29, 2026 as compared to the prior year comparable period. The decrease was primarily due to food cost deflation, lower transaction volumes, and franchisee food cost subsidies during the quarter, partially offset by higher prices and an increase in commissary revenues compared to the prior year comparable period of approximately $7 million due to an increase in franchised restaurants as a result of the 2025 refranchising transaction discussed above.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business, decreased $2.0 million, or 8.3%, for the three months ended March 29, 2026 as compared to the prior year comparable period primarily due to lower revenues generated from technology services as a result of a decrease in the technology fee charged to franchisees that began in the second half of 2025, as well as lower North America systemwide sales.
Advertising funds revenue, which includes the operations of PJMF as well as local and International marketing funds, decreased by less than 1% for the three months ended March 29, 2026 as compared to the prior year comparable period. The decrease was primarily driven by global system-wide restaurant sales decline of 3.1% for the three months ended March 29, 2026.

Costs and Expenses
The following table sets forth the various components of Costs and expenses from the Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Increase (Decrease)
	March 29, 2026	March 30, 2025	QTD
Costs and expenses:
Cost of sales	$340,892	$366,496	(7.0)%
General and administrative expenses	55,996	65,167	(14.1)%
Depreciation and amortization	17,729	18,343	(3.3)%
Advertising funds expense	43,234	44,338	(2.5)%
Total costs and expenses	$457,851	$494,344	(7.4)%
Total costs and expenses were $457.9 million, or 95.7% of total revenues for the three months ended March 29, 2026, as compared to $494.3 million, or 95.4% of total revenues for the prior year comparable period.
Cost of sales consists of Company-owned restaurant and supply chain costs incurred to generate related revenues. Components of cost of sales primarily include food and paper products, labor, freight and delivery, occupancy costs, local advertising costs, and insurance expense. Cost of sales was $340.9 million for the three months ended March 29, 2026, a decrease of $25.6 million, or 7.0%, from the prior year comparable period.
Costs of sales by segment for the three months ended March 29, 2026 and March 30, 2025 were as follows:

	Three Months Ended		Increase (Decrease)
(In thousands)	March 29, 2026	March 30, 2025	QTD
Domestic Company-owned restaurants (a)	$123,295	$155,256	$(31,961)
North America commissaries (a)	225,767	235,731	(9,964)
International (a)	21,952	19,785	2,167
Total cost of sales by segment (b)	371,014	410,772	(39,758)
All other (c)	15,821	12,630	3,191
Intersegment cost of sales	(45,943)	(56,906)	10,963
Total cost of sales	$340,892	$366,496	$(25,604)
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
The decrease in cost of sales was due primarily to fewer Domestic Company-owned restaurants in 2026 as a result of the 2025 refranchising transaction, which resulted in an approximately $23 million decrease in cost of sales for the Domestic Company-owned restaurants. The decrease was also due to commodity deflation for our Domestic QC Centers and due to lower transaction volumes for our Domestic Company-owned restaurants and Domestic QC Centers as a result of North America comparable sales declines. These decreases in cost of sales were partially offset by higher volumes for our International restaurants due to an increase in International comparable sales. These decreases were also partially offset by decreases in intersegment cost of sales due to a decrease in Domestic Company-owned restaurants as a result of the 2025 refranchising transaction discussed above.
General and administrative expenses (“G&A”) expenses were $56.0 million, or 11.7% of total revenues for the three months ended March 29, 2026, as compared to $65.2 million, or 12.6% of total revenues, for the prior year comparable period. G&A expenses consisted of the following:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Administrative and other general expenses (a)	$51,003	$61,565
Restructuring costs (b)	4,236	2,135
Gain on refranchising transaction, net (c)	(853)	—
Other costs (d)	1,610	1,467
General and administrative expenses	$55,996	$65,167
___________________________________
(a)Administrative and other general expenses, net decreased by $10.6 million for the three months ended March 29, 2026. The decrease was primarily due to $4.5 million of expenses resulting from our bi-annual franchise operating conference incurred during 2025 as well as a $2.7 million year-over-year reduction in supplemental advertising costs.
(b)For the three months ended March 29, 2026, represents costs associated with the Company’s Enterprise Transformation Plan. For the three months ended March 30, 2025, represents costs associated with the Company’s International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(c)Represents additional pre-tax gain on sale, net of transaction costs, associated with the 2025 refranchising transaction related to the assignment of certain remaining leases to the Buyer. See “Note 11. Divestitures” for additional details.
(d)For the three months ended March 29, 2026, represents costs associated with project-based strategic initiatives that are not related to our ongoing operations. For the three months ended March 30, 2025, other costs is comprised of costs incurred, net of anticipated insurance recoveries, arising from a tornado that damaged the Texas QC Center; and costs associated with project-based strategic initiatives that are not related to our ongoing operations.
Depreciation and amortization expenses were $17.7 million, or 3.7% of total revenues, for the three months ended March 29, 2026, as compared to $18.3 million, or 3.5% of total revenues for the prior year comparable period.
Advertising funds expenses were $43.2 million or 99.5% of advertising revenues for the three months ended March 29, 2026, as compared to $44.3 million or 101.5% of advertising revenues for the prior year comparable period. Advertising funds expense is comprised primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. The decrease for the three months ended March 29, 2026 was primarily due to a global system-wide restaurant sales decline of 3.1%. Advertising funds expense also contains expenses incurred through our international marketing funds to support our International business, which may lead to Advertising funds expense being less than or in excess of Advertising funds revenue due to timing differences.
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

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025	Increase (Decrease)
Domestic Company-owned restaurants	$7,885	$5,032	$2,853
North America franchising	25,353	27,248	(1,895)
North America commissaries	12,447	19,353	(6,906)
International	8,143	5,381	2,762

Domestic Company-owned restaurants segment adjusted EBITDA increased $2.9 million for the three months ended March 29, 2026 primarily due to a prospective change in our internal cost allocation methodology to refine internal allocations of certain operating costs. This change in allocation methodology resulted in a $2.1 million increase in Domestic Company-owned restaurants segment adjusted EBITDA over the comparable periods. Please see “4-wall EBITDA” below for a discussion on this change. This increase was also due to lower cost of sales as a result of increased labor productivity for our Domestic Company-owned restaurants and commodity deflation, partially offset by a decrease in comparable sales of 5.2% over the periods compared and by fewer Domestic Company-owned restaurants as a result of the 2025 refranchising transaction.
North America franchising segment adjusted EBITDA decreased $1.9 million for the three months ended March 29, 2026 primarily due to a decrease in comparable sales of 6.7%, partially offset by franchise restaurant growth over the periods compared as a result of the 2025 refranchising transaction.

North America commissaries segment adjusted EBITDA decreased $6.9 million for the three months ended March 29, 2026 primarily due to franchisee food cost subsidies and timing of planned pricing during the quarter.
International segment adjusted EBITDA increased $2.8 million for the three months ended March 29, 2026 primarily due to an increase in comparable sales of 3.6%, favorable foreign currency exchange rate fluctuations, and international franchise restaurant growth over the periods compared.
4-wall EBITDA
4-wall EBITDA and 4-wall EBITDA margin are non-GAAP measures used to evaluate the performance of our Domestic Company-owned restaurants. See “Non-GAAP Measures” for the definition of 4-wall EBITDA and 4-wall EBITDA margin as well as a reconciliation to the most comparable U.S. GAAP measures.
4-wall EBITDA and 4-wall EBITDA margin are presented in the table below. Segment revenue and segment cost of sales for our Domestic Company-owned restaurants in the table below are presented in the segment footnote to our Condensed Consolidated Financial Statements in accordance with Accounting Standards Codification 280. See “Note 12. Segment Information” of the “Notes to Condensed Consolidated Financial Statements,” for further information on our segments.

(In thousands)	Three Months Ended:
	March 29, 2026	% of Related Revenues	March 30, 2025	% of Related Revenues
Segment revenue	$139,671		$170,795
Less segment cost of sales:
COS - Product Costs	41,977	30.1%	52,137	30.5%
COS - Salaries & Benefits	46,430	33.2%	57,976	33.9%
COS - Other	34,689	24.8%	44,900	26.3%
Cost Allocation Change - Domestic Company-owned restaurants (a)	—	—%	(2,095)	(1.2)%
4-wall EBITDA	$16,575		$17,877
4-wall EBITDA margin	11.9%		10.5%

(a) During the current year, the Company updated its internal cost allocation methodology for certain centrally incurred costs. As a result, a portion of costs previously allocated to the Domestic Company‑owned restaurants segment is now reflected within Unallocated corporate expenses and the North America commissaries segment. The change is prospective and does not affect total reported expenses. We have adjusted for the change in cost allocation in the prior period when calculating 4-wall EBITDA to ensure comparability.
4-wall EBITDA margin increased 1.4% partially due to the 2025 refranchising transaction, which drove a 0.5% increase. 4-wall EBITDA margin also increased due to lower food costs as a result of commodity deflation and due to increased labor productivity, partially offset by a 5.2% decline in comparable sales. 4-wall EBITDA decreased $1.3 million as compared to the prior year comparable period due to the refranchising transaction mentioned above, which drove a decrease of approximately $1.9 million.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	March 29, 2026	March 30, 2025	QTD
Operating income	$20,758	$23,965	$(3,207)
Net interest expense	(9,683)	(10,079)	(396)
Income before income taxes	11,075	13,886	(2,811)
Income tax expense	(4,137)	(4,543)	(406)
Net income	6,938	9,343	(2,405)
Net (income) loss attributable to noncontrolling interests	317	(121)	(438)
Net income attributable to the Company	$7,255	$9,222	$(1,967)

Basic earnings per common share	$0.21	$0.28	$(0.07)
Diluted earnings per common share	$0.21	$0.27	$(0.06)
Net Interest Expense
Net interest expense decreased $0.4 million for the three months ended March 29, 2026 primarily due to lower average interest rates during the respective periods.
Income Tax Expense
Our effective income tax rate was 37.4% for the three months ended March 29, 2026 as compared to an income tax rate of 32.7% for the prior year comparable period. The higher effective tax rate was primarily due to a shift in income between jurisdictions and tax shortfall generated by vesting of restricted shares.

	Three Months Ended
(Dollars in thousands)	March 29, 2026	March 30, 2025
Income before income taxes	$11,075	$13,886
Income tax expense	$(4,137)	$(4,543)
Effective tax rate	37.4%	32.7%
Net Income Attributable to Noncontrolling Interests
Net income included losses of $0.3 million attributable to noncontrolling interests for the three months ended March 29, 2026 as compared to income of $0.1 million for the prior year comparable period.
Diluted Earnings Per Common Share
Diluted earnings per common share were $0.21 for the three months ended March 29, 2026 as compared to $0.27 for the prior year comparable period, representing a decrease of $0.06. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.32 for the three months ended March 29, 2026 as compared to adjusted diluted earnings per common share of $0.36 for the prior year comparable period, representing a decrease of $0.04. See “Non-GAAP Measures” for additional information.

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
The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2026	March 30, 2025
Net income	$6,938	$9,343
Income tax expense	4,137	4,543
Net interest expense	9,683	10,079
Depreciation and amortization	17,729	18,343
Stock-based compensation expense	4,409	3,669
Restructuring costs (a)	4,110	2,180
Gain on refranchising transaction, net (b)	(853)	—
Other costs (c)	1,610	1,467
Adjusted EBITDA	$47,763	$49,624

Segment adjusted EBITDA - Domestic Company-owned restaurants	$7,885	$5,032
General & Administrative - Domestic Company-owned restaurants	8,690	10,750
Cost Allocation Change - Domestic Company-owned restaurants (e)	—	2,095
4-wall EBITDA (f)	$16,575	$17,877
Segment revenue - Domestic Company-owned restaurants	$139,671	$170,795
4-wall EBITDA margin (f)	11.9%	10.5%

Net income attributable to common shareholders	$6,959	$9,028
Restructuring costs (a)	4,290	2,135
Gain on refranchising transaction, net (b)	(1,288)	—
Other costs (c)	1,610	1,467
Tax effect of adjustments (d)	(1,070)	(818)
Adjusted net income attributable to common shareholders	$10,501	$11,812

Diluted earnings per common share	$0.21	$0.27
Restructuring costs (a)	0.13	0.06
Gain on refranchising transaction, net (b)	(0.04)	—
Other costs (c)	0.05	0.05
Tax effect of adjustments (d)	(0.03)	(0.02)
Adjusted diluted earnings per common share	$0.32	$0.36
`

___________________________________
(a)For the three months ended March 29, 2026, represents costs associated with the Company’s Enterprise Transformation Plan, inclusive of $0.2 million of non-cash stock-based compensation expense and depreciation expense. For the three months ended March 30, 2025, represents costs associated with the Company’s International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(b)Represents additional pre-tax gain on sale, net of transaction costs, associated with the 2025 refranchising transaction related to the assignment of certain remaining leases to the Buyer. Net loss attributable to noncontrolling interest for the three months ended March 29, 2026 was approximately $0.4 million. See “Note 11. Divestitures ” for additional details.
(c)For the three months ended March 29, 2026, represents costs associated with project-based strategic initiatives that are not related to our ongoing operations. For the three months ended March 30, 2025 other costs is comprised of costs incurred, net of anticipated insurance recoveries, arising from a tornado that damaged the Texas QC Center; and costs associated with project-based strategic initiatives that are not related to our ongoing operations.
(d)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 23.2% for the three months ended March 29, 2026 and 22.7% for the three months ended March 30, 2025.
(e)During the current year, the Company updated its internal cost allocation methodology for certain centrally incurred costs. As a result, a portion of costs previously allocated to the Domestic Company‑owned restaurants segment is now reflected within Unallocated corporate expenses and the North America commissaries segment. The change is prospective and does not affect total reported expenses. We have included a conforming adjustment in the historical period when reconciling segment adjusted EBITDA to 4-wall EBITDA to ensure comparability.
(f)4-wall EBITDA is defined as Domestic Company-owned restaurants segment revenue less total Domestic Company-owned restaurants segment cost of sales. Domestic Company-owned restaurants cost of sales include expenses incurred by our Domestic Company-owned restaurants in generating revenue, including cost of food, paper, and cleaning products (‘COS – Product Costs’), cost of restaurant-level labor (‘COS – Salaries & Benefits’), and costs of delivery expenses, Company-owned restaurant advertising costs, insurance, rent, aggregator fees, and other costs (‘COS – Other’). 4-wall EBITDA margin is defined as 4-wall EBITDA divided by segment revenue for our Domestic Company-owned restaurants segment. We use 4-wall EBITDA for the purposes of internally evaluating the performance of our Domestic Company-owned restaurants, and we believe 4-wall EBITDA provides additional information to investors as to the unit economics and restaurant-level profitability of our Domestic Company-owned restaurants. The most directly comparable U.S. GAAP measure to 4-wall EBITDA is segment adjusted EBITDA, which is our segment performance measure as presented in the segment footnote to our Consolidated Financial Statements in accordance with Accounting Standards Codification 280. See “Note 12. Segment Information” of “Notes to Condensed Consolidated Financial Statements,” for further information regarding the Company’s segments.
In addition, we present free cash flow in this report, which is a non-GAAP measure. Please see “Liquidity and Capital Resources – Free Cash Flow” for a discussion of why we believe free cash flow provides useful information regarding our financial condition and results of operations, and a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under the revolving credit facility (the “PJI Revolving Facility”) that forms a part of our Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Credit Agreement”). The Credit Agreement provides for a senior secured term loan in a principal amount of $200 million (the “Term Loan”) and a principal amount of $600 million available for borrowing under the PJI Revolving Facility.
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
Cash Flows
The table below summarizes our cash flows for the three months ended March 29, 2026 and March 30, 2025 (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Total cash provided by (used in):
Operating activities	$7,224	$31,336
Investing activities	(5,162)	(7,083)
Financing activities	181	(18,567)
Effect of exchange rate changes on cash and cash equivalents	(157)	371
Change in cash and cash equivalents	$2,086	$6,057
Operating Activities
Total cash provided by operating activities was $7.2 million for the three months ended March 29, 2026 compared to $31.3 million for the corresponding period of 2025. The decrease of $24.1 million primarily reflects lower net income and higher compensation payments within the period, inclusive of the Company’s Enterprise Transformation Plan.
Investing Activities
Total cash used in investing activities was $5.2 million for the three months ended March 29, 2026 compared to $7.1 million for the same period in 2025. Net cash used in investing activities during the three months ended March 29, 2026 primarily reflects $13.5 million in capital expenditures, which includes $0.1 million of additional capital expenditures related to natural disasters, partially offset by proceeds of $3.5 million from the sale of the building occupied by our former print and promotions business in Louisville, Kentucky, and distributions of $3.2 million related to our deferred compensation plan. Net cash provided by investing activities for the three months ended March 30, 2025 primarily reflects $12.2 million in capital expenditures partially offset by distributions of $4.7 million related to our deferred compensation plan.
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

Financing Activities
Total cash provided by financing activities was $0.2 million for the three months ended March 29, 2026 compared to total cash used in financing activities of $18.6 million for the same period in 2025. In the first quarter of 2026, the primary source of cash from financing activities was net proceeds of $19.4 million under the PJI Revolving Facility. The primary uses of cash in financing activities in the first quarter of 2026 were dividend payments of $15.3 million, payments related to finance leases of $2.6 million, and $1.4 million in tax payments on equity award issuances.
In the first quarter of 2025, the primary uses of cash for financing activities were $15.2 million in dividend payments, payments related to finance leases of $2.4 million, and $1.1 million in tax payments on equity award issuances. Cash used in financing activities also reflects the impact of the refinancing of our PJI Revolving Facility, which resulted in borrowings of $200.0 million under the Term Loan, from which the proceeds were used to repay $196.8 million under the PJI Revolving Facility during the quarter and $3.0 million in related issuance costs.
There were no share repurchases in the first three months of 2026 or 2025.
Debt
Our outstanding debt as of March 29, 2026 was $741.6 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”), $200.0 million of Term Loan borrowings, and $141.6 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility was approximately $458.7 million as of March 29, 2026.
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

	Permitted Ratio	Actual Ratio as of March 29, 2026
Leverage ratio	Not to exceed 5.25 to 1.0	3.3 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.3 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of March 29, 2026.
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
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015 and most recently amended on September 30, 2025. As of March 29, 2026, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $0.3 million. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2026, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.

Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for additional information.
Share Repurchases
Share repurchases are part of our long-term growth and capital allocation strategy. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended March 29, 2026 or March 30, 2025. Approximately $90.2 million remained available under the Company’s share repurchase program as of March 29, 2026.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
The Company paid aggregate cash dividends to common stockholders of $15.3 million ($0.46 per share) and $15.2 million ($0.46 per share) for the three months ended March 29, 2026 and March 30, 2025, respectively. On May 5, 2026, our Board of Directors declared a second quarter dividend of $0.46 per common share (approximately $15.6 million in the aggregate), which will be paid on May 29, 2026 to stockholders of record as of the close of business on May 18, 2026. The declaration and payment of any future dividends will be at the discretion of our Board of Directors.
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
The Company’s free cash flow was as follows for the three month periods of 2026 and 2025 (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Net cash provided by operating activities	$7,224	$31,336
Purchases of property and equipment	(13,451)	(12,231)
Free cash flow	$(6,227)	$19,105
Cash Requirements
In the first quarter of 2026, the Company entered into a multi-year agreement for point‑of‑sale and restaurant operations software services which will expire on December 23, 2034, with a one year extension option. The agreement includes deployment requirements that specify a minimum number of Company‑owned and franchised restaurants to be installed and activated on the software platform by November 30, 2026 and by November 30, 2027. The total estimated contractual commitment for software services is approximately $125 million to $140 million over the term of the agreement, contingent upon variable components such as the timing of the deployment schedule and associated contractual credits. These amounts are expected to be largely recovered through technology fees charged to our franchisees over the term of the agreement. As of March 29, 2026, the Company had not incurred any amounts related to these provisions.
Other than the contractual commitment discussed above, there have been no material changes in our cash requirements other than those incurred in the ordinary course of business since the end of 2025. Refer to “Contractual Obligations” presented within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 for additional information regarding our cash requirements.

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
While we continue to monitor the impact any tariffs and assess our ability to manage any impacts, we currently do not believe that tariffs imposed by the United States government would have a significant negative impact to our Domestic business, as a substantial proportion of our ingredients and supply items are sourced domestically. However, the extent to which tariffs may increase the price of other goods and services and how they may alter discretionary spending patterns by our customers or impact our franchisees’ profitability is currently unknown.
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, share repurchases, depreciation and amortization, interest expenses, tax rates, system-wide sales, transformation plans, supply chain and other cost savings initiatives, adjusted EBITDA, 4-wall adjusted EBITDA, the current economic environment, industry trends, consumer behavior and preferences, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, franchisee profitability, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product, investments in digital and technology innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, capital allocation, dividends, effective tax rates, regulatory changes and impacts, impacts of tariffs, insurance recoveries for damages related to natural disasters, restructuring plans, including timing of completion, expected benefits and costs, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
•economic conditions in the United States and international markets;
•changes in pricing or other marketing or promotional strategies by competitors, which has adversely affected, and may continue to adversely affect sales and profitability; and new product and concept developments by food industry competitors;
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

•increases in labor costs, food costs, fuel costs or sustained higher other operating costs, including as a result of supply chain disruption, inflation and related impacts, increased tariffs or other trade barriers, immigration policies, geopolitical conflicts or climate change;
•the potential for delayed new restaurant openings, both domestically and internationally;
•the increased risk of phishing, ransomware and other cyber-attacks;
•risks to the global economy and our business related to geopolitical conflicts in areas in which we or our franchisees operate, including those in Ukraine and the Middle East;
•increased costs for branding initiatives and launching new advertising and marketing campaigns and promotions to boost consumer sentiment and sales trends, and the risk that such initiatives will not be effective or that our franchisees will not execute them properly or be aligned with such initiatives;
•risks related to US government shutdowns or possible economic slowdowns that could, among other things, reduce consumer spending or demand and result in changing consumer practices;
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
These and other risk factors are discussed in detail in “Part I. Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of March 29, 2026 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 9.0% of our revenues were derived from these operations for the three months ended March 29, 2026 as compared to 7.5% for the prior year comparable period.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $2.2 million on International revenues for the three months ended March 29, 2026 and an unfavorable impact of $0.1 million on International revenues for the three months ended March 30, 2025. Foreign currency exchange rate fluctuations had a favorable impact of approximately $2.2 million on operating income for the three months ended March 29, 2026 and a favorable impact of approximately $0.1 million on operating income for the three months ended March 30, 2025.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended

March 29, 2026, and approximately $90.2 million remained available under the Company’s share repurchase program as of March 29, 2026.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended March 29, 2026, the Company acquired approximately 43,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
Item 5. Other Information
During the three months ended March 29, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended March 29, 2026, filed on May 7, 2026, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: May 7, 2026	/s/ Ravi Thanawala
Ravi Thanawala
Chief Financial Officer & President, North America