Form 10-Q
period 2026-06-28
PAPA JOHNS INTERNATIONAL INC
filed 2026-08-06
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 31, 2026, there were 32,921,687 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	June 28, 2026	December 28, 2025
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$28,490	$36,950
Accounts receivable, net	94,512	103,068
Notes receivable, current portion	1,630	3,387
Income tax receivable	1,566	6,189
Inventories	32,546	34,336
Prepaid expenses and other current assets	65,116	48,895
Assets held for sale	10,503	4,607
Total current assets	234,363	237,432
Property and equipment, net	241,707	251,312
Finance lease right-of-use assets, net	35,842	39,039
Operating lease right-of-use assets, net	152,826	161,606
Notes receivable, less current portion, net	4,068	3,262
Goodwill	64,799	67,576
Other assets	71,426	77,281
Total assets	$805,031	$837,508

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$67,947	$61,218
Income and other taxes payable	8,807	8,941
Accrued expenses and other current liabilities	149,365	169,015
Current deferred revenue	8,927	13,096
Current finance lease liabilities	10,101	9,999
Current operating lease liabilities	22,813	23,725
Current portion of long-term debt	12,270	4,997
Liabilities held for sale	2,614	—
Total current liabilities	282,844	290,991
Deferred revenue	17,493	19,294
Long-term finance lease liabilities	27,711	30,804
Long-term operating lease liabilities	147,407	156,405
Long-term debt, less current portion, net	715,218	710,436
Other long-term liabilities	55,571	62,264
Total liabilities	1,246,244	1,270,194

Redeemable noncontrolling interests	1,061	980

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,303 at June 28, 2026 and 49,303 at December 28, 2025)	493	493
Additional paid-in capital	455,708	457,112
Accumulated other comprehensive loss	(5,717)	(6,452)
Retained earnings	195,297	210,763
Treasury stock (16,385 shares at June 28, 2026 and 16,502 shares at December 28, 2025, at cost)	(1,098,835)	(1,106,666)
Total stockholders’ deficit	(453,054)	(444,750)
Noncontrolling interests in subsidiaries	10,780	11,084
Total Stockholders’ deficit	(442,274)	(433,666)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$805,031	$837,508
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Revenues:
Company-owned restaurant sales	$142,182	$178,989	$285,316	$352,870
Franchise royalties and fees	46,585	48,302	94,163	96,358
Commissary revenues	230,818	234,576	453,459	463,517
Other revenues	21,459	23,136	43,247	46,893
Advertising funds revenue	41,353	44,163	84,821	87,837
Total revenues	482,397	529,166	961,006	1,047,475
Costs and expenses:
Cost of sales	339,025	371,716	679,917	738,212
General and administrative expenses	58,954	70,118	114,950	135,285
Depreciation and amortization	19,248	18,819	36,977	37,162
Advertising funds expense	41,983	44,023	85,217	88,361
Total costs and expenses	459,210	504,676	917,061	999,020
Operating income	23,187	24,490	43,945	48,455
Net interest expense	(9,516)	(10,584)	(19,199)	(20,663)
Income before income taxes	13,671	13,906	24,746	27,792
Income tax expense	(4,971)	(4,235)	(9,108)	(8,778)
Net income	8,700	9,671	15,638	19,014
Net (income) loss attributable to noncontrolling interests	(167)	(140)	150	(261)
Net income attributable to the Company	$8,533	$9,531	$15,788	$18,753

Net income attributable to common shareholders	$8,104	$9,267	$15,063	$18,295

Basic earnings per common share	$0.25	$0.28	$0.46	$0.56
Diluted earnings per common share	$0.24	$0.28	$0.46	$0.56

Basic weighted average common shares outstanding	33,024	32,849	32,980	32,808
Diluted weighted average common shares outstanding	33,129	32,969	33,069	32,932
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Net income	$8,700	$9,671	$15,638	$19,014
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(106)	2,530	(483)	3,628
Interest rate swaps (a)	413	(555)	1,306	(463)
Other comprehensive income (loss), before tax	307	1,975	823	3,165
Income tax effect:
Foreign currency translation adjustments	25	(528)	215	(781)
Interest rate swaps (b)	(96)	126	(303)	105
Income tax effect	(71)	(402)	(88)	(676)
Other comprehensive income (loss), net of tax	236	1,573	735	2,489
Comprehensive income before attribution to noncontrolling interests	8,936	11,244	16,373	21,503
Less: comprehensive (income) loss, redeemable noncontrolling interests	(72)	(22)	(137)	(52)
Less: comprehensive (income) loss, nonredeemable noncontrolling interests	(95)	(118)	287	(209)
Comprehensive income attributable to the Company	$8,769	$11,104	$16,523	$21,242
___________________________________
(a)    Amounts reclassified out of accumulated other comprehensive loss into net interest expense include $13 and $35 for the three and six months ended June 28, 2026, respectively and $14 and $(41) for the three and six months ended June 29, 2025, respectively.
(b)    The income tax benefit (expense) effects of amounts reclassified out of accumulated other comprehensive loss were $(3) and $(8) for the three and six months ended June 28, 2026 and $(4) and $9 for the three and six months ended June 29, 2025, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended June 28, 2026
Balance at March 29, 2026	32,898	$493	$453,945	$(5,953)	$202,601	$(1,100,206)	$10,685	$(438,435)
Net income (loss) (a)	—	—	—	—	8,533	—	95	8,628
Other comprehensive income (loss), net of tax	—	—	—	236	—	—	—	236
Dividends on common stock ($0.46 per share)	—	—	16	—	(15,837)	—	—	(15,821)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,057	—	—	—	—	3,057
Issuance of restricted stock	22	—	(1,068)	—	—	1,070	—	2
Tax effect of restricted stock awards	(7)	—	(205)	—	—	—	—	(205)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—
Other	5	—	(37)	—	—	301	—	264
Balance at June 28, 2026	32,918	$493	$455,708	$(5,717)	$195,297	$(1,098,835)	$10,780	$(442,274)

For the six months ended June 28, 2026
Balance at December 28, 2025	32,801	$493	$457,112	$(6,452)	$210,763	$(1,106,666)	$11,084	$(433,666)
Net income (loss) (a)	—	—	—	—	15,788	—	(287)	15,501
Other comprehensive income (loss), net of tax	—	—	—	735	—	—	—	735
Dividends on common stock ($0.92 per share)	—	—	34	—	(31,254)	—	—	(31,220)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,466	—	—	—	—	7,466
Issuance of restricted stock	152	—	(6,881)	—	—	6,883	—	2
Tax effect of restricted stock awards	(50)	—	(1,584)	—	—	—	—	(1,584)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Other	15	—	(439)	—	—	948	—	509
Balance at June 28, 2026	32,918	$493	$455,708	$(5,717)	$195,297	$(1,098,835)	$10,780	$(442,274)
(a)    Net income to the Company for the three and six months ended June 28, 2026 excludes $72 and $137 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At June 28, 2026, the accumulated other comprehensive loss of $5,717 was comprised of net unrealized foreign currency translation loss of $6,096 and net unrealized gain on the interest rate swap agreements of $379.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (continued)
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit
For the three months ended June 29, 2025
Balance at March 30, 2025	32,728	$493	$449,625	$(7,540)	$235,794	$(1,110,306)	$15,125	$(416,809)
Net income (loss) (a)	—	—	—	—	9,531	—	118	9,649
Other comprehensive income (loss), net of tax	—	—	—	1,573	—	—	—	1,573
Dividends on common stock ($0.46 per share)	—	—	24	—	(15,457)	—	—	(15,433)
Exercise of stock options	9	—	397	—	—	—	—	397
Stock-based compensation expense	—	—	3,824	—	—	—	—	3,824
Issuance of restricted stock	7	—	(391)	—	—	376	—	(15)
Tax effect of restricted stock awards	(3)	—	(88)	—	—	—	—	(88)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—
Other	12	—	(604)	—	—	752	—	148
Balance at June 29, 2025	32,753	$493	$452,787	$(5,967)	$229,868	$(1,109,178)	$15,243	$(416,754)

For the six months ended June 29, 2025
Balance at December 29, 2024	32,646	$493	$452,449	$(8,456)	$241,717	$(1,115,729)	$15,310	$(414,216)
Net income (loss) (a)	—	—	—	—	18,753	—	209	18,962
Other comprehensive income (loss), net of tax	—	—	—	2,489	—	—	—	2,489
Dividends on common stock ($0.92 per share)	—	—	53	—	(30,602)	—	—	(30,549)
Exercise of stock options	9	—	397	—	—	—	—	397
Stock-based compensation expense	—	—	7,493	—	—	—	—	7,493
Issuance of restricted stock	110	—	(5,606)	—	—	5,591	—	(15)
Tax effect of restricted stock awards	(27)	—	(1,208)	—	—	—	—	(1,208)
Distributions to noncontrolling interests	—	—	—	—	—	—	(276)	(276)
Other	15	—	(791)	—	—	960	—	169
Balance at June 29, 2025	32,753	$493	$452,787	$(5,967)	$229,868	$(1,109,178)	$15,243	$(416,754)
(a)    Net income to the Company for the three and six months ended June 29, 2025 excludes $22 and $52 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At June 29, 2025, the accumulated other comprehensive loss of $5,967 was comprised of net unrealized foreign currency translation loss of $5,485 and net unrealized loss on the interest rate swap agreements of $482.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025

Operating activities
Net income	$15,638	$19,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	3,652	3,284
Depreciation and amortization	36,977	37,162
Deferred income taxes	664	1,600
Stock-based compensation expense	7,466	7,493
Refranchising and impairment (gain) loss	(1,035)	1,693
Loss on disposal of property and equipment	729	2,576
Other	1,490	237
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,717	1,082
Income tax receivable	4,624	(308)
Inventories	1,567	(1,980)
Prepaid expenses and other current assets	(4,651)	(3,693)
Other assets and liabilities	(5,796)	(3,160)
Accounts payable	6,657	12,609
Income and other taxes payable	(116)	(6,132)
Accrued expenses and other current liabilities	(20,686)	(9,315)
Deferred revenue	(5,961)	(3,812)
Advertising fund assets and liabilities	(9,108)	8,493
Net cash provided by operating activities	35,828	66,843
Investing activities
Purchases of property and equipment	(26,356)	(30,305)
Purchases of property and equipment related to damages from natural disasters	(1,221)	(1,366)
Insurance proceeds related to damages from natural disasters	850	2,900
Repayments of notes issued	1,256	4,534
Proceeds from dispositions and refranchising, net of cash transferred	4,295	—
Proceeds from investments	3,232	4,739
Other	—	109
Net cash used in investing activities	(17,944)	(19,389)
Financing activities
Net proceeds (repayments) of revolving credit facilities	11,259	(212,927)
Proceeds from term loan	—	200,000
Debt issuance costs	—	(3,223)
Proceeds from exercise of stock options	—	397
Dividends paid to common stockholders	(30,864)	(30,493)
Tax payments for equity award issuances	(1,584)	(1,208)
Distributions to noncontrolling interests	(73)	(339)
Principal payments on finance leases	(5,117)	(4,903)
Other	231	(55)
Net cash used in financing activities	(26,148)	(52,751)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(196)	641
Change in cash, cash equivalents, and restricted cash	(8,460)	(4,656)
Cash, cash equivalents, and restricted cash at beginning of period	36,950	37,955
Cash, cash equivalents, and restricted cash at end of period	$28,490	$33,299
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 28, 2026
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2026. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 28, 2025.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 13 and 98 restaurants at June 28, 2026 and June 29, 2025, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.

Net income (loss) attributable to these joint ventures for the three and six months ended June 28, 2026 and June 29, 2025 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Papa John’s International, Inc.	$391	$327	$(344)	$602
Redeemable noncontrolling interests	72	22	137	52
Nonredeemable noncontrolling interests	95	118	(287)	209
Total net income (loss)	$558	$467	$(494)	$863
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
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Management judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. The effective income tax rate includes the estimated domestic state effective income tax rate and applicable foreign income tax rates. The effective income tax rate is also impacted by various permanent items and credits, net of any related valuation allowances, and can vary based on changes in estimated annual income. Discrete items are recorded in the quarter in which they occur. Our effective income tax rate was 36.4% and 36.8% for the three and six months ended June 28, 2026, respectively, as compared to 30.5% and 31.6% for the prior year comparable periods, respectively. The higher effective tax rates during the three and six months ended June 28, 2026 were primarily due to a shift in income between jurisdictions, tax shortfall generated by vesting of restricted shares, and lower projected income tax credits.
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of June 28, 2026 and December 28, 2025 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
June 28, 2026
Financial assets:
Cash surrender value of life insurance policies (a)	$27,757	$27,757	$—	$—
Interest rate swaps (b)	$499	$—	$499	$—

December 28, 2025
Financial assets:
Cash surrender value of life insurance policies (a)	$29,432	$29,432	$—	$—

Financial liabilities:
Interest rate swaps (b)	$807	$—	$807	$—
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
There were no transfers among levels within the fair value hierarchy during the three and six months ended June 28, 2026 or fiscal year 2025.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term loan borrowings under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of June 28, 2026 and December 28, 2025:

	June 28, 2026		December 28, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$383,100	$400,000	$380,000
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 28, 2025	$12,129	$17,777
Current period provision for expected credit losses, net	3,687	(35)
Write-offs charged against the allowance	(1,516)	(575)
Balance at June 28, 2026	$14,300	$17,167
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
In situations in which no impairment indicators are identified at the applicable asset‑group level, but certain assets within the asset group are expected to be used for a shorter period than previously estimated, the Company revises the remaining useful lives of those assets and prospectively records accelerated depreciation over the shortened period. During the three months ended June 28, 2026, we incurred approximately $0.9 million of accelerated depreciation expense, primarily related to the planned retirement of our current point-of-sale system and investments in our omnichannel experience, which required revisions to the useful lives of certain legacy technology assets. We also incurred $0.7 million of accelerated depreciation expense related to the closure or approved closure of 25 Company-owned restaurants under our Enterprise Transformation Plan (as defined and discussed in further detail in “Note 9. Restructuring”).
Tornado Impact
During the first quarter of 2025, a tornado caused real and personal property damage to the Company’s leased Quality Control Center (“QC Center”) in Grand Prairie, Texas. The Company recorded pre-tax expenses of $0.9 million during the six months ended June 29, 2025, related to these damages, which primarily reflect operating lease right-of-use asset impairment charges related to the leased property offset by expected property-related insurance proceeds. Additionally, during the second quarter of 2025, a tornado caused real and personal property damage to the Company’s restaurant support center and QC Center in Louisville, Kentucky. The Company recorded asset impairment charges of $2.7 million and incurred additional operating expenses of $1.5 million during the three months ended June 29, 2025, for which we recorded an anticipated insurance recovery as we believe such losses are probable of recovery under our insurance policy. Expenses incurred and the related anticipated insurance proceeds were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company received $1.0 million and $3.5 million of insurance proceeds related to the two incidents during the six months ended June 28, 2026 and June 29, 2025, respectively. For the six months ended June 28, 2026, $0.9 million of these proceeds were classified as cash inflows from investing activities and $0.1 million were classified as cash inflows from operating activities. For the six months ended June 29, 2025, $2.9 million of the proceeds were classified as cash inflows from investing activities and $0.6 million were classified as cash inflows from operating activities. These amounts were presented in the Condensed Consolidated Statements of Cash Flows based on the nature of the underlying losses and expected use of the proceeds. To the extent that proceeds received from our insurer in future periods exceed losses recognized in the financial statements, we may record income within our Condensed Consolidated Statements of

Operations once such insurance proceeds are realized or realizable. Neither of the tornadoes had a significant impact on our operations, as our other QC Centers were able to ensure that restaurants were adequately supplied.
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At June 28, 2026, we leased and subleased approximately 325 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.7 million and $5.5 million for the three and six months ended June 28, 2026, respectively, and $2.8 million and $5.4 million for the three and six months ended June 29, 2025, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 75 Domestic leases. These leases have varying terms, the latest of which expires in 2040. As of June 28, 2026, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $10.6 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The fair value of the guarantee is not material.

Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,056	$1,107
Financing cash flows from finance leases	5,117	4,903
Operating cash flows from operating leases (a)	18,807	21,112
Right-of-use assets obtained in exchange for new finance lease liabilities	2,291	15,738
Right-of-use assets obtained in exchange for new operating lease liabilities	8,856	12,402
Cash received from sublease income	5,269	5,115
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
The assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets:

(In thousands)	June 28, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$3,751	$7,759
Accounts receivable, net	14,198	15,077
Income tax receivable	310	275
Prepaid expenses and other current assets	15,399	3,278
Total current assets	33,658	26,389
Deferred income taxes	570	570
Other assets	80	106
Total assets	$34,308	$27,065

Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$33,290	$31,082
Current portion of long-term debt	2,270	—
Current deferred revenue	4,261	5,000
Total current liabilities	39,821	36,082
Deferred revenue	2,186	2,742
Total liabilities	$42,007	$38,824

5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Condensed Consolidated Balance Sheets. The Company recognized deferred revenue of $7.6 million and $17.1 million during the three and six months ended June 28, 2026, respectively, and $7.9 million and $17.7 million during the three and six months ended June 29, 2025, respectively.
The following table includes a breakout of contract liability balances:

(In thousands)	June 28, 2026	December 28, 2025	Change
Unearned franchise fees and royalties	$18,292	$19,678	$(1,386)
Unredeemed gift card liabilities	6,447	7,742	(1,295)
Customer loyalty program obligations	1,681	4,970	(3,289)
Total contract liabilities	$26,420	$32,390	$(5,970)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $15.1 million and $19.1 million at June 28, 2026 and December 28, 2025, respectively. Revenue was reduced by approximately $1.8 million and $3.5 million for the three and six months ended June 28, 2026, respectively, and approximately $1.9 million and $3.5 million for the three and six months ended June 29, 2025, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period:

	Performance Obligations by Period
(In thousands)	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Unearned franchise fees and royalties	$3,040	$2,712	$2,490	$2,284	$2,085	$2,981	$15,592
At June 28, 2026, approximately $2.7 million of area development fees related to unopened restaurants and International unearned franchise fees were included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant sales when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of June 28, 2026 and December 28, 2025. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.9 million shares at June 28, 2026, compared to 32.8 million shares at December 28, 2025.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and six months ended June 28, 2026 or June 29, 2025. Approximately $90.2 million remained available under the Company’s share repurchase program as of June 28, 2026.

The timing and volume of share repurchases under the Company’s share repurchase program may be executed at the discretion of management on an opportunistic basis, subject to market and business conditions, regulatory requirements and other factors, or pursuant to trading plans or other arrangements. Repurchases under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate. Repurchases under the Company’s share repurchase program may be commenced or suspended from time to time at the Company’s discretion without prior notice. Funding for the share repurchase program will be provided through our credit facility, cash generated by operations and from asset sales, and cash and cash equivalents.
Dividends
Beginning with our third quarter dividend in August 2026, the Company’s Board of Directors voted to suspend the quarterly dividend. The declaration and payment of any future dividends will be at the discretion of our Board of Directors. The Company paid aggregate cash dividends of approximately $30.9 million ($0.92 per share) for the six months ended June 28, 2026.
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
The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$8,533	$9,531	$15,788	$18,753
Dividends paid to participating securities	(429)	(264)	(725)	(458)
Net income attributable to common shareholders	$8,104	$9,267	$15,063	$18,295

Basic earnings per common share
Basic weighted average common shares outstanding	33,024	32,849	32,980	32,808
Basic earnings per common share	$0.25	$0.28	$0.46	$0.56

Diluted earnings per common share
Weighted average common shares outstanding	33,024	32,849	32,980	32,808
Dilutive effect of outstanding equity awards (a)	105	120	89	124
Diluted weighted average common shares outstanding	33,129	32,969	33,069	32,932
Diluted earnings per common share	$0.24	$0.28	$0.46	$0.56
___________________________________
(a)    Excludes 317,000 and 269,000 shares underlying equity awards for the three and six months ended June 28, 2026, respectively, and 294,000 and 257,000 shares underlying equity awards for the three and six months ended June 29, 2025, respectively, as the effect of including such awards would have been anti-dilutive.

8. Debt
Long-term debt, net, consists of the following:

(In thousands)	June 28, 2026	December 28, 2025
Senior notes	$400,000	$400,000
Term loan	200,000	200,000
Revolving facilities (a)	133,515	122,257
Outstanding debt	$733,515	$722,257
Unamortized debt issuance costs	(6,027)	(6,824)
Current portion of long-term debt	(12,270)	(4,997)
Total long-term debt, net	$715,218	$710,436
___________________________________
(a)    Revolving facilities as of June 28, 2026 includes $2.3 million outstanding under the PJMF Revolving Facility as defined and discussed below.
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
Term Loan and Revolving Facilities
On March 26, 2025, the Company amended and restated the Amended and Restated Credit Agreement, dated as of September 14, 2021 and amended May 30, 2023 (together, the “Previous Credit Agreement”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Credit Facilities will mature on March 26, 2030 (the “Maturity Date”) with term loans amortizing in quarterly installments that commenced on June 30, 2026 in amounts as set forth in the Second Amended and Restated Credit Agreement and the unpaid balance maturing on the Maturity Date. The remaining availability under the PJI Revolving Facility was approximately $468.7 million as of June 28, 2026.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2025. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2026, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. As of June 28, 2026, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $2.3 million and was classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.

Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Credit Facilities. As of June 28, 2026, we had the following interest rate swap agreements:

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
The following table provides information on the location and amounts of our current swaps in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Interest Rate Swap Derivatives
Balance Sheet Location	Fair Value June 28, 2026	Fair Value December 28, 2025
Prepaid expenses and other current assets	$272	$—
Other assets	$227	$—
Accrued expenses and other current liabilities	$—	$193
Other long-term liabilities	$—	$614
The effect of derivative instruments on the accompanying Condensed Consolidated Financial Statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
June 28, 2026	$317	Interest expense	$13	$(9,516)
June 29, 2025	$(429)	Interest expense	$14	$(10,584)

Interest rate swaps for the six months ended:
June 28, 2026	$1,003	Interest expense	$35	$(19,199)
June 29, 2025	$(358)	Interest expense	$(41)	$(20,663)
Net interest paid, including payments made or received under the swaps, was $5.1 million and $17.8 million for the three and six months ended June 28, 2026, respectively, and $5.6 million and $23.2 million for the three and six months ended June 29, 2025, respectively.

9. Restructuring
Enterprise Transformation Plan
In December 2025, the Company’s Board of Directors approved, and the Company commenced, the first phase of a new business transformation program (the “Enterprise Transformation Plan”) designed to improve organizational effectiveness, reduce overhead duplication and non-consumer-facing spending, and improve Domestic market and franchisee health. In February 2026, the Company’s Board of Directors approved the second phase of the Enterprise Transformation Plan, which focuses on optimizing our restaurant portfolio and improving restaurant-level profitability in the Domestic market. During the six months ended June 28, 2026, the Company closed 101 restaurants across North America as part of the ongoing assessment of our restaurant portfolio, of which eight were Company-owned. As of June 28, 2026, the Company had approved the closure of 17 additional Company-owned restaurants, most of which we expect to close by the end of 2026. We are continuing to evaluate our Domestic restaurant portfolio, which we anticipate will result in additional strategic restaurant closures and restructuring charges, although the amounts and nature of future expenses relating to any actions yet to be determined or approved by management or our Board of Directors are currently not estimable.
In connection with the foregoing approved initiatives, the Company incurred restructuring related costs of $4.4 million and $8.7 million during the three and six months ended June 28, 2026, respectively, primarily related to professional services, accelerated depreciation expense and other costs associated with the closure or approved closure of restaurants mentioned above, and a loss on sale related to the completed sale of the building occupied by our former print and promotions business in Louisville, Kentucky which did not support our core operations. These costs were included primarily within General and administrative expenses in the Condensed Consolidated Statements of Operations and primarily within Unallocated corporate expenses.
The following table summarizes restructuring costs related to the Enterprise Transformation Plan recorded for the three and six months ended June 28, 2026:

	Three Months Ended	Six Months Ended
(In thousands)	June 28, 2026	June 28, 2026
Professional services and other related costs	$3,072	$6,605
Accelerated depreciation expense	689	689
Loss on disposal of property and equipment	—	631
Other closure related costs	365	365
Total Enterprise Transformation Plan costs	$4,126	$8,290
Stock-based compensation expense	290	416
Total Enterprise Transformation Plan costs, including stock-based award expense	$4,416	$8,706
The following table presents changes in the liabilities relating to approved initiatives, which are recorded in Accrued expenses and other current liabilities and Accounts payable in the Condensed Consolidated Balance Sheets:

(In thousands)	Employee termination costs	Professional services and other related costs	Total
Balance as of December 28, 2025	$5,389	$1,380	$6,769
Charges	—	6,605	6,605
Payments	(3,025)	(5,298)	(8,323)
Balance as of June 28, 2026	$2,364	$2,687	$5,051
The Company has incurred total restructuring related costs of $16.4 million since commencement of the Enterprise Transformation Plan. The Company expects to incur total restructuring related charges of approximately $24 million to $31 million (inclusive of the $16.4 million incurred since commencement) related to all currently approved actions under the Enterprise Transformation Plan, which we estimate will be recognized during 2026 and 2027 primarily within Unallocated corporate expenses. Actual charges incurred may differ from this estimate due to various factors.

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
During the three and six months ended June 29, 2025, the Company recorded total costs of $2.5 million and $4.6 million, respectively, related to the International Transformation Plan. These costs consisted primarily of professional services and other related costs and losses on franchisee notes receivable. No expenses were recorded during the three and six months ended June 28, 2026.
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
In re Papa John’s Employee & Franchise Employee Antitrust Litigation is a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The suit alleges that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. On April 14, 2022, the parties reached a settlement in principle to resolve the case. Pursuant to the terms of the proposed settlement, in exchange for the Company’s payment of a total aggregate settlement amount of $5.0 million and other non-monetary consideration, all claims in the action will be dismissed, the litigation will be terminated, and the Company will receive a release. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in 2022. The District Court granted preliminary approval of the proposed settlement on August 2, 2025, and the Company made an initial payment of $2.5 million on September 5, 2025 towards the settlement with $2.5 million remaining accrued within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of June 28, 2026. The proposed settlement contains certain customary contingencies and is subject to final approval by the District Court. The Company continues to deny any liability or wrongdoing in this matter.
Rivera v. JNE, et al. is a personal injury action arising from a 2021 automobile accident involving a delivery driver employed by one of the Company’s franchisees in the state of Florida. The Company’s franchisor entity, Papa John’s Franchising, LLC, is named as a defendant in the action under a theory of vicarious liability. In May 2026, a jury returned an adverse verdict on liability against the Company’s franchisor entity; however, no damages have been awarded, and a separate damages trial is currently expected to occur in 2027. The Company believes there are substantial grounds to challenge the verdict and intends to continue vigorously defending the matter. Due to the current procedural posture of the case, the absence of a damages award, and uncertainty regarding the application of franchisor-liability principles, the Company is unable to reasonably estimate the possible loss or range of loss at this time. The Company continues to deny liability or wrongdoing in this matter.
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

These amounts are expected to be largely recovered through technology fees charged to our franchisees over the term of the agreement. As of June 28, 2026, the Company had not incurred any amounts related to these provisions.
Refer to Note 18 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for additional information on our commitments and contingencies.
11. Divestitures
Sale of Orlando Restaurants
On June 13, 2026, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to refranchise 28 Domestic Company-owned restaurants located in the Orlando metropolitan area. The total sale price for the restaurants was approximately $10.8 million, which does not include transaction costs and is subject to customary post-closing adjustments under the terms of the Purchase Agreement. The sale is expected to close during the third quarter of 2026, at which point the restaurants will convert to franchised locations.
The assets and liabilities associated with the restaurants to be sold are classified as held for sale in the Condensed Consolidated Balance Sheets as of June 28, 2026.

(In thousands)	June 28, 2026
Current assets	$183
Property and equipment, net	5,563
Operating lease right-of-use assets, net	2,287
Goodwill	2,397
Assets held for sale	$10,430

Current deferred revenue	$106
Current operating lease liabilities	743
Long-term operating lease liabilities	1,765
Liabilities held for sale	$2,614
Upon closing of the sale, the Company currently expects to recognize an estimated pre-tax gain on sale between $1.0 million and $3.0 million, which is net of estimated transaction costs and subject to change based on settlement of certain post-closing adjustments. This estimate is preliminary and subject to change based on settlement of certain post-closing adjustments.
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
During the six months ended June 28, 2026, the parties obtained landlord consent to transfer three leases related to the Retained Restaurants, resulting in a gain of $1.0 million which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations during the six months ended June 28, 2026. We expect to receive the remaining $0.4 million of proceeds from the sale upon completion of the lease assignment for the sole remaining Retained

Restaurant and resolution of certain post-closing adjustments. As of June 28, 2026, assets held for sale related to this restaurant totaled $0.1 million and are included in the Condensed Consolidated Balance Sheets.
Refer to Note 21 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for further description of the transaction.
Sale of Print and Promotions Building
On February 18, 2026, we finalized the sale of a building occupied by our former print and promotions business in Louisville, Kentucky and received net proceeds of $3.5 million, which were classified as investing activities within the Condensed Consolidated Statements of Cash Flows. We recognized a loss on sale of approximately $0.3 million during the six months ended June 28, 2026, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
Segment Results
The tables below present our operating results by segment. The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM. A reconciliation to Company results is included in the following section.

	Three Months Ended June 28, 2026
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$138,936	$33,037	$211,021	$45,040	$428,034
Intersegment revenues	—	231	44,808	—	45,039
Segment revenue	$138,936	$33,268	$255,829	$45,040	$473,073

Less segment expenses (a):
COS - Product Costs	$43,840	$—	$172,865	$12,953	$229,658
COS - Salaries & Benefits	45,748	—	31,473	2,238	79,459
COS - Other (b,c)	33,747	—	20,181	8,645	62,573
General & Administrative	8,966	9,528	8,976	8,509	35,979
Other Segment Expenses (d)	—	—	—	5,324	5,324
Segment adjusted EBITDA	$6,635	$23,740	$22,334	$7,371	$60,080

	Three Months Ended June 29, 2025
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$175,797	$35,359	$214,846	$44,184	$470,186
Intersegment revenues	—	1,244	52,813	—	54,057
Segment revenue	$175,797	$36,603	$267,659	$44,184	$524,243

Less segment expenses (a):
COS - Product Costs	$53,196	$—	$190,554	$13,073	$256,823
COS - Salaries & Benefits	57,203	—	30,061	1,964	89,228
COS - Other (b,c)	45,586	—	16,378	9,370	71,334
General & Administrative	9,948	9,760	11,014	9,282	40,004
Other Segment Expenses (d)	—	—	—	4,858	4,858
Segment adjusted EBITDA	$9,864	$26,843	$19,652	$5,637	$61,996

	Six Months Ended June 28, 2026
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$278,607	$67,490	$415,621	$88,267	$849,985
Intersegment revenues	—	465	86,962	—	87,427
Segment revenue	$278,607	$67,955	$502,583	$88,267	$937,412

Less segment expenses (a):
COS - Product Costs	$85,817	$—	$346,638	$24,478	$456,933
COS - Salaries & Benefits	92,178	—	64,365	4,433	160,976
COS - Other (b,c)	68,436	—	39,283	16,877	124,596
General & Administrative	17,656	18,862	17,516	16,500	70,534
Other Segment Expenses (d)	—	—	—	10,465	10,465
Segment adjusted EBITDA	$14,520	$49,093	$34,781	$15,514	$113,908

	Six Months Ended June 29, 2025
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$346,592	$70,911	$427,765	$83,295	$928,563
Intersegment revenues	—	2,503	104,271	—	106,774
Segment revenue	$346,592	$73,414	$532,036	$83,295	$1,035,337

Less segment expenses (a):
COS - Product Costs	$105,333	$—	$380,024	$24,220	$509,577
COS - Salaries & Benefits	115,180	—	60,043	3,531	178,754
COS - Other (b,c)	90,485	—	32,659	16,440	139,584
General & Administrative	20,698	19,323	20,306	18,126	78,453
Other Segment Expenses (d)	—	—	—	9,959	9,959
Segment adjusted EBITDA	$14,896	$54,091	$39,004	$11,019	$119,010
___________________________________
(a)    Segment expenses exclude depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(b)    During the current year, the Company updated its internal cost allocation methodology for certain centrally incurred costs. As a result, a portion of costs previously allocated to the Domestic Company‑owned restaurants segment is now reflected within Unallocated corporate expenses and the North America commissaries segment. The change is prospective and does not affect total reported expenses. Prior period segment information has not been recast. For the three months ended June 28, 2026, this allocation methodology update resulted in a $2.1 million decrease in COS - Other for our Domestic Company-owned restaurants, a $0.6 million increase in COS - Other for our North America commissaries segment, and a $1.5 million increase in Unallocated corporate expenses as compared to the prior year comparable period. For the six months ended June 28, 2026, this allocation methodology update resulted in a $4.2 million decrease in COS - Other for our Domestic Company-owned restaurants, a $1.2 million increase in COS - Other for our North America commissaries segment, and a $3.0 million increase in Unallocated corporate expenses as compared to the prior year comparable period.
(c)    The segment expense category “COS - Other” includes delivery expenses, Company-owned restaurant advertising costs, occupancy costs, technology costs, aggregator fees, insurance, and other costs of sales.
(d)    Other Segment Expenses represent all operating expenses that are not included in the segment significant expense categories. Other Segment Expenses include advertising fund expenses and other operating expenses.

Reconciliation of Segment Results to Company Results

The following table reconciles total revenue from our segments to total Company revenues and total adjusted EBITDA from our segments to Income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total Segment revenue	$473,073	$524,243	$937,412	$1,035,337
All Other Revenue (a)	65,558	73,761	135,942	148,092
Elimination of intersegment revenue	(56,234)	(68,838)	(112,348)	(135,954)
Total revenues	$482,397	$529,166	$961,006	$1,047,475

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total Segment adjusted EBITDA	$60,080	$61,996	$113,908	$119,010
All Other adjusted EBITDA (a)	2,940	9,233	6,973	19,397
Unallocated corporate expenses, adjusted (b)	(10,301)	(18,614)	(20,399)	(36,168)
Other income/(expense) adjustments to reconcile to income before income taxes (c)	(29,532)	(28,125)	(56,537)	(53,784)
Net interest expense	(9,516)	(10,584)	(19,199)	(20,663)
Income before income taxes	$13,671	$13,906	$24,746	$27,792
___________________________________
(a)    As noted in the commentary above, All Other revenue and All Other adjusted EBITDA is derived from business units that do not meet the quantitative or qualitative thresholds for determining reportable segments. These business units consist of operations that derive revenues from franchise contributions to marketing funds and from franchise contributions to information systems and related services used in restaurant operations, including our point-of-sale system, online and other technology-based ordering platforms. Our largest marketing fund is PJMF, which is designed to operate at break-even for the purpose of designing and administering advertising and promotional programs for all participating Domestic restaurants. Technology-based franchisee fees are meant to offset the costs of building, operating, and depreciating technology that supports franchisee operations. As such, these fees may vary from period to period, as they are designed to operate near break-even over time when including the impact of depreciation.
(b)    Unallocated corporate expenses represent administrative fees incurred by the restaurant support centers, including information systems and related services, corporate salaries and bonuses, and other corporate costs. These expenses are adjusted for depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows). The decrease in Unallocated corporate expenses for the comparable periods primarily relates to a reduction in supplemental advertising costs and a decrease in management compensation.
(c)    Other (income)/expense adjustments represent depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of segment adjusted EBITDA. For the periods above, the adjustments include:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Depreciation and amortization	$19,248	$18,819	$36,977	$37,162
Stock-based compensation expense	3,057	3,824	7,466	7,493
Refranchising transaction expense (gain), net	45	—	(808)	—
Restructuring costs	3,438	2,451	7,548	4,631
Other costs (a)	3,744	3,031	5,354	4,498
Other (income)/expense adjustments	$29,532	$28,125	$56,537	$53,784
___________________________________
(a)For the three and six months ended June 28, 2026, represents costs associated with project-based strategic initiatives that are not related to our ongoing operations.
For the three and six months ended June 29, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations; and
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.

Disaggregation of Revenue
Our segments earn revenue from both external and internal customers. No single external customer accounted for 10% or more of our total revenues. Our intersegment revenues primarily represent revenue earned by our QC Centers from the sale of food and paper products to our Company-owned restaurants and collection of technology fees and marketing fees from our Company-owned restaurants. We account for intercompany sales as if the sales were to third parties and subsequently eliminate the activity. The accounting policies of our segments are the same as those described in Note 2. Significant Accounting Policies.
In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment to total revenues:

	Three Months Ended June 28, 2026
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$138,936	$—	$—	$3,246	$—	$—	$142,182
Franchise royalties and fees	—	33,268	—	13,548	—	(231)	46,585
Commissary sales	—	—	255,829	19,797	—	(44,808)	230,818
Other revenues	—	—	—	3,497	21,535	(3,573)	21,459
Advertising funds revenue	—	—	—	4,952	44,023	(7,622)	41,353
Total revenues	$138,936	$33,268	$255,829	$45,040	$65,558	$(56,234)	$482,397

	Three Months Ended June 29, 2025
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$175,797	$—	$—	$3,192	$—	$—	$178,989
Franchise royalties and fees	—	36,603	—	12,943	—	(1,244)	48,302
Commissary sales	—	—	267,659	19,730	—	(52,813)	234,576
Other revenues	—	—	—	3,409	24,301	(4,574)	23,136
Advertising funds revenue	—	—	—	4,910	49,460	(10,207)	44,163
Total revenues	$175,797	$36,603	$267,659	$44,184	$73,761	$(68,838)	$529,166

	Six Months Ended June 28, 2026
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$278,607	$—	$—	$6,709	$—	$—	$285,316
Franchise royalties and fees	—	67,955	—	26,673	—	(465)	94,163
Commissary sales	—	—	502,583	37,838	—	(86,962)	453,459
Other revenues	—	—	—	6,987	43,497	(7,237)	43,247
Advertising funds revenue	—	—	—	10,060	92,445	(17,684)	84,821
Total revenues	$278,607	$67,955	$502,583	$88,267	$135,942	$(112,348)	$961,006

	Six Months Ended June 29, 2025
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$346,592	$—	$—	$6,278	$—	$—	$352,870
Franchise royalties and fees	—	73,414	—	25,447	—	(2,503)	96,358
Commissary sales	—	—	532,036	35,752	—	(104,271)	463,517
Other revenues	—	—	—	6,693	49,380	(9,180)	46,893
Advertising funds revenue	—	—	—	9,125	98,712	(20,000)	87,837
Total revenues	$346,592	$73,414	$532,036	$83,295	$148,092	$(135,954)	$1,047,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”. Papa Johns began operations in 1984. At June 28, 2026, there were 5,978 Papa John’s restaurants in operation, consisting of 469 Company-owned and 5,509 franchised restaurants operating in 51 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting profitability and growth of both Company-owned and franchised restaurants, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Domestic and Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
During the second quarter of 2026, we continued progressing on our business transformation initiatives as we position the business for long-term success amidst a challenging and softer consumer environment in North America and a dynamic International market. We continued to steer our efforts and investments towards initiatives that improve our value perception and enhance the customer journey across our digital platforms to increase conversion and reduce friction within the customer experience. Our key areas of focus include:
•Marketing strategy: We have partnered with our franchisees to re-establish our area advertising cooperative (“Co-op”) program, helping ensure a strong presence in key regional and local markets. Through our mix of national and local advertising, we continued investments in our messaging to highlight our six simple ingredients, fresh, never frozen original dough and the craftsmanship behind the products we serve, which we believe are key differentiators of our brand. We continued work to sharpen our value perception with limited-time promotional offers while continuing to emphasize our Papa Pairings mix and match platform. We also began work to refine our aggregator channel strategy, which remains an important component of our customer acquisition strategy. We believe opportunities exist to enhance both visibility and conversion through a more targeted mix of promotional offers, supported by an ongoing evaluation of our national and local third-party marketing investments. These efforts are intended to improve the efficiency of our spending and drive incremental customer trial. As a brand, we plan to maintain a compelling value proposition while staying true to our premium positioning and layering in exciting menu innovations, such as our new pan pizzas and oven-toasted sandwiches, to expand our addressable market and strengthen our barbell strategy.
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
We have also initiated a multi-year transition to a new point-of-sale system across all U.S. Company-owned and franchised restaurants that, if successful, will replace our existing point-of-sale system. We currently expect to fully deploy the new system by the end of 2027, at which point we will retire our current point-of-sale system. During the second quarter of 2026, we began pilot testing our new point-of-sale system; consequently, we began accelerating the remaining useful lives of our existing point-of-sale software assets. We anticipate that we may incur an incremental $5 million to $10 million of accelerated depreciation expense related to these initiatives.

•Transforming our cost structure: In December 2025 our Board of Directors approved a business transformation program (the “Enterprise Transformation Plan”), with the goal of creating capacity to invest in our next phase of growth by reducing non-consumer-facing spending and optimizing our restaurant portfolio to improve unit economics. The execution of actions approved under the Enterprise Transformation Plan resulted in the closure of 101 restaurants in North America during the six months ended June 28, 2026 as well as the reduction of our corporate workforce by approximately 7%. As of June 28, 2026, the Company had approved the closure of 17 additional Company-owned restaurants, most of which we expect to close by the end of 2026. We incurred restructuring expenses of $4.4 million during the second quarter of 2026 under the Enterprise Transformation Plan, which consisted primarily of professional services fees and non-cash charges related to Company-owned restaurant closures. We currently estimate that we will incur aggregate restructuring charges of approximately $24 million to $31 million under the Enterprise Transformation Plan related to actions approved thus far, inclusive of the $16.4 million recognized during 2025 and the six months ended June 28, 2026 to date. We expect to recognize the remainder of the restructuring charges during 2026 and 2027. We believe that these initiatives will improve systemwide health and facilitate future growth, and we have identified at least $30 million of general and administrative expense savings, exclusive of marketing spend, to be captured across fiscal years 2026 and 2027.
The implementation of the Enterprise Transformation Plan remains ongoing and may result in additional restructuring charges, although the amounts and nature of future expenses relating to any actions yet to be determined or approved by management or our Board of Directors are currently not estimable. Potential future actions likely to be approved are expected to include elevated levels of restaurant closures in North America during 2026 and 2027, as we focus on improving the health of our restaurant portfolio by closing underperforming restaurants that lack a path to sustainable financial improvement, allowing our franchisees to invest resources in their remaining restaurants to accelerate growth.
•Optimizing our supply chain: As part of our efforts to reduce the overall cost to serve our Domestic Company-owned and franchised restaurants, we are realizing benefits from productivity and cost reduction initiatives designed to optimize our commissary business while maintaining our commitment to product quality. We expect to achieve at least $60 million in North America systemwide supply chain savings over the next two years, equating to meaningful restaurant-level margin improvement. We have captured approximately $16 million of cumulative benefits from these initiatives and are on track to realize at least $25 million of savings by the end of 2026.
•Development strategy: Development is a key long-term growth driver as we believe there is significant opportunity to offer our quality products to more customers globally and domestically. Our near-term development plan in North America includes focused development within our priority markets and on improving the quality and profitability of our restaurant portfolio, with fewer new restaurant openings expected in 2026. Our near-term International development pipeline remains strong, as our International business delivered positive comparable sales for the seventh consecutive quarter.
•Partnering with and evolving our franchisee base: We are focused on strengthening franchisee health and supporting long-term system growth through a combination of the supply chain and restaurant optimization initiatives described above, as well as incentive programs tied to operational excellence and restaurant image improvements that began during the second quarter. We believe these actions will further align the interests of our franchisees and the Company, accelerate the execution of our transformation initiatives, and support sustainable growth across the system. In addition, refranchising is a strategic action that we plan to continue to pursue across our Company-owned restaurants as it provides developing franchisees opportunities to expand their businesses and strengthens the long-term health of Papa Johns while providing additional means to reinvest into our transformation initiatives. In the second quarter of 2026 we entered into an agreement to refranchise 28 restaurants in Florida, with the transaction expected to close during the third quarter, and we continue to explore opportunities to refranchise additional markets.
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
We believe Domestic Company-owned, North America franchised, and International Comparable sales growth (decline) and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Comparable sales growth (decline) and Global system-wide restaurant sales information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of Global system-wide restaurant sales growth (decline), excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit growth without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Three Months Ended		Six Months Ended
Growth rates below exclude the impact of foreign currency	June 28, 2026	June 29, 2025	June 28, 2026 (b)	June 29, 2025
Comparable sales growth (decline):
Domestic Company-owned restaurants (a)	(8.9)%	0.3%	(7.4)%	(2.1)%
North America franchised restaurants (a)	(8.2)%	1.0%	(7.4)%	(0.7)%
North America restaurants	(8.3)%	0.9%	(7.4)%	(1.0)%
International restaurants	1.5%	3.7%	2.5%	3.5%
Total comparable sales growth (decline)	(5.7)%	1.6%	(4.9)%	0.1%
System-wide restaurant sales growth (decline):
Domestic Company-owned restaurants (a)	(8.4)%	1.5%	(6.6)%	(0.8)%
North America franchised restaurants (a)	(8.3)%	2.7%	(7.4)%	1.1%
North America restaurants	(8.3)%	2.5%	(7.3)%	0.7%
International restaurants	5.1%	6.6%	5.5%	6.1%
Total global system-wide restaurant sales growth (decline)	(4.8)%	3.5%	(4.0)%	2.1%
___________________________________
(a)For the three and six months ended June 28, 2026, comparable sales decline and system-wide restaurant sales decline for Domestic Company-owned restaurants and North America franchised restaurants were adjusted to exclude the impact of refranchising 85 restaurants during the fourth quarter of 2025. See “Note 11. Divestitures” of “Notes to Condensed Consolidated Financial Statements” for additional information.
(b)Comparable sales and system-wide restaurant sales for the six months ended June 28, 2026 have been adjusted to remove $1.0 million of Domestic Company-owned restaurant sales that were erroneously overstated in the first quarter of 2026.

Restaurant Progression	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
North America Company-owned:
Beginning of period	457	539	462	539
Opened	2	2	2	3
Closed	(3)	—	(8)	(1)
End of period	456	541	456	541
North America franchised:
Beginning of period	3,030	2,977	3,061	2,975
Opened	7	17	15	34
Closed	(54)	(18)	(93)	(33)
End of period	2,983	2,976	2,983	2,976
International Company-owned:
Beginning of period	13	13	13	13
End of period	13	13	13	13
International franchised:
Beginning of period	2,520	2,490	2,547	2,503
Opened	41	26	61	55
Closed	(35)	(57)	(82)	(99)
End of period	2,526	2,459	2,526	2,459
Total restaurants – end of period	5,978	5,989	5,978	5,989

Trailing four quarters net restaurant growth	(11)	106	(11)	106
Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Increase (Decrease)
(Dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	QTD	YTD
Revenues:
Company-owned restaurant sales	$142,182	$178,989	$285,316	$352,870	(20.6)%	(19.1)%
Franchise royalties and fees	46,585	48,302	94,163	96,358	(3.6)%	(2.3)%
Commissary revenues	230,818	234,576	453,459	463,517	(1.6)%	(2.2)%
Other revenues	21,459	23,136	43,247	46,893	(7.2)%	(7.8)%
Advertising funds revenue	41,353	44,163	84,821	87,837	(6.4)%	(3.4)%
Total revenues	$482,397	$529,166	$961,006	$1,047,475	(8.8)%	(8.3)%
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
Total revenues decreased $46.8 million, or 8.8%, to $482.4 million for the three months ended June 28, 2026 and decreased $86.5 million, or 8.3%, to $961.0 million for the six months ended June 28, 2026, as compared to the prior year comparable periods. Changes in total revenues were impacted by the transaction noted above and are detailed in the discussions below.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants, decreased $36.8 million, or 20.6%, for the three months ended June 28, 2026 and decreased $67.6 million, or 19.1%, for the six months ended June 28, 2026, as compared to the prior year comparable periods. The decrease for the three and six month periods is primarily attributable to approximately $25 million and $50 million, respectively, in prior-period sales from the formerly-Company owned restaurants refranchised in the 2025 refranchising transaction, as detailed above. The decrease was also due to lower comparable sales of 8.9% and 7.4% for our Domestic Company-owned restaurants for the three and six months ended June 28, 2026, respectively, driven by lower transaction volumes.
Franchise royalties and fees, which include revenues generated from both North American and International franchisees, decreased $1.7 million, or 3.6%, for the three months ended June 28, 2026 and decreased $2.2 million, or 2.3%, for the six months ended June 28, 2026, as compared to the prior year comparable periods. The decrease is primarily due to a $3.3 million and $5.5 million decrease in royalties and fees from our North America franchisees due to declines in comparable sales of 8.2% and 7.4% for the three and six months ended June 28, 2026, respectively. International franchise royalties and fees increased $0.6 million and $1.2 million due to growth in International comparable sales of 1.5% and 2.5% for the three and six months ended June 28, 2026, respectively, and due to an increase in international franchise restaurants over the periods compared.
North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalties are derived from these sales. North America franchise restaurant sales decreased 5.3% to $712.4 million and decreased 4.4% to $1.4 billion for the three and six months ended June 28, 2026, respectively, compared to the prior year comparable periods and excluding the impact of foreign currency fluctuations. The decline in franchise restaurant sales was primarily due to a decrease in comparable sales of 8.2% and 7.4% for the three and six months ended June 28, 2026, respectively. Franchise equivalent units increased 1.6% for the three months ended June 28, 2026 and increased 0.3% for the six months ended June 28, 2026 compared to the prior year comparable periods.
International franchise restaurant sales are also not included in Company revenues; however, our international royalty revenue is derived from these sales. International franchise restaurant sales increased 5.1% to $344.0 million and increased 5.5% to $673.9 million for the three and six months ended June 28, 2026, respectively, compared to the prior year comparable periods and excluding the impact of foreign currency fluctuations. The increase was due to growth in International comparable sales of 1.5% and 2.5% for the three and six months ended June 28, 2026, respectively, as well as restaurant growth.
Commissary revenues, which includes sales from our North American and International QC Centers, decreased $3.8 million, or 1.6%, for the three months ended June 28, 2026 and decreased $10.1 million, or 2.2%, for the six months ended June 28, 2026 as compared to the prior year comparable periods. The decrease was primarily due to lower transaction volumes, partially offset by higher prices. The decrease in commissary revenues was also partially offset by an increase in franchised restaurants as a result of the 2025 refranchising transaction discussed above, which contributed to an increase of approximately $7 million and $14 million for the three and six months ended June 28, 2026, respectively.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business, decreased $1.7 million, or 7.2%, and decreased $3.6 million, or 7.8%, for the three and six months ended June 28, 2026, respectively, as compared to the prior year comparable periods. The decreases were primarily due to lower revenues generated from technology services as a result of a reduction in the technology fee charged to franchisees that began in the second half of 2025, as well as North America systemwide sales declines of 8.3% and 7.4% for the three and six months ended June 28, 2026, respectively.
Advertising funds revenue, which includes the operations of PJMF as well as local and International marketing funds, decreased $2.8 million, or 6.4%, and decreased $3.0 million, or 3.4% for the three and six months ended June 28, 2026, respectively, as compared to the prior year comparable periods. The decreases were primarily driven by global system-wide restaurant sales decline of 4.8% and 4.0% for the three and six months ended June 28, 2026, respectively.

Costs and Expenses
The following table sets forth the various components of costs and expenses from the Condensed Consolidated Statements of Operations:

(Dollars in thousands)	Three Months Ended		Six Months Ended		Increase (Decrease)
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	QTD	YTD
Costs and expenses:
Cost of sales	$339,025	$371,716	$679,917	$738,212	(8.8)%	(7.9)%
General and administrative expenses	58,954	70,118	114,950	135,285	(15.9)%	(15.0)%
Depreciation and amortization	19,248	18,819	36,977	37,162	2.3%	(0.5)%
Advertising funds expense	41,983	44,023	85,217	88,361	(4.6)%	(3.6)%
Total costs and expenses	$459,210	$504,676	$917,061	$999,020	(9.0)%	(8.2)%
Total costs and expenses were $459.2 million, or 95.2% of total revenues, and $917.1 million, or 95.4% of total revenues, for the three and six months ended June 28, 2026, respectively, as compared to $504.7 million, or 95.4% of total revenues, and $999.0 million, or 95.4% of total revenues, for the prior year comparable periods, respectively.
Cost of sales primarily consists of Company-owned restaurant and supply chain costs incurred to generate related revenues. Components of cost of sales include food and paper products, labor, freight and delivery, occupancy costs, local advertising costs, insurance expense, and other costs. Costs of sales by segment for the three and six months ended June 28, 2026 and June 29, 2025 were as follows:

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	QTD	YTD
Domestic Company-owned restaurants (a)	$123,711	$156,233	$247,006	$311,489	$(32,522)	$(64,483)
North America commissaries (a)	224,520	237,187	450,286	472,919	(12,667)	(22,633)
International (a)	23,836	24,386	45,788	44,170	(550)	1,618
Total cost of sales by segment (b)	372,067	417,806	743,080	828,578	(45,739)	(85,498)
All Other (c)	15,599	12,551	31,420	25,181	3,048	6,239
Intersegment cost of sales	(48,641)	(58,641)	(94,583)	(115,547)	10,000	20,964
Total cost of sales	$339,025	$371,716	$679,917	$738,212	$(32,691)	$(58,295)
___________________________________
(a)    Segment cost of sales in the table above include stock-based compensation expenses and other adjustments that are excluded from segment expenses in the segment footnote, which are presented on an adjusted basis (see “Note 12. Segment Information”).
(b)    The North America franchising segment does not incur costs of sales, and therefore is not included in total cost of sales by segment. The North America franchising segment consists of our franchise sales and support activities for our franchisees located in the United States and Canada.
(c)    “All Other” refers to all other business units that do not meet the quantitative or qualitative thresholds for determining reportable segments, and primarily includes our online and mobile ordering business and our marketing funds. These are not considered operating segments.
Cost of sales were $339.0 million and $679.9 million for the three and six months ended June 28, 2026, a decrease of $32.7 million and $58.3 million, respectively, from the prior year comparable periods. The decreases in cost of sales were primarily due the Domestic Company-owned restaurant segment as a result of the 2025 refranchising transaction, which resulted in fewer Company-owned restaurants in 2026 compared to the prior year comparable periods and drove a decrease of approximately $23 million and $46 million in cost of sales for the Domestic Company-owned restaurant segment for the three and six months ended June 28, 2026, respectively. The Domestic Company-owned restaurant segment cost of sales also decreased due to improved labor productivity and lower local advertising costs. Cost of sales for the Domestic Company-owned restaurants and Domestic QC Centers also decreased due to lower transaction volumes as a result of lower North America comparable sales. These decreases were partially offset by increases in labor and technology costs for our online and mobile ordering business and were further offset by decreases in intersegment cost of sales due to a decrease in the number of Domestic Company-owned restaurants as a result of the 2025 refranchising transaction discussed above.

The decrease for the six months ended June 28, 2026 was also partially offset by higher volumes for our International restaurants due to an increase in International comparable sales.
General and administrative expenses (“G&A”) expenses were $59.0 million, or 12.2% of total revenues, and $115.0 million, or 12.0% of total revenues, for the three and six months ended June 28, 2026, respectively, as compared to $70.1 million, or 13.3% of total revenues, and $135.3 million, or 12.9% of total revenues, for the prior year comparable periods, respectively. G&A expenses consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Administrative and other general expenses (a)	$51,552	$64,805	$102,555	$126,349
Restructuring costs (b)	3,613	2,475	7,849	4,631
Refranchising transaction expense (gain), net (c)	45	—	(808)	—
Other costs (d)	3,744	2,838	5,354	4,305
General and administrative expenses	$58,954	$70,118	$114,950	$135,285
___________________________________
(a)Administrative and other general expenses decreased by $13.3 million and $23.8 million, respectively, for the three and six months ended June 28, 2026. The decrease for the three months ended June 28, 2026 compared to the prior year comparable period was primarily due to a $5.4 million reduction in supplemental advertising costs and a $5.6 million decrease in management and other compensation costs. The decrease for the six months ended June 28, 2026 was primarily due to an $8.0 million year-over-year reduction in supplemental advertising costs, a $6.7 million decrease in management and other compensation costs, and $4.5 million of expenses incurred in the first quarter of 2025 for our bi-annual franchise operating conference that did not recur in 2026.
(b)For the three and six months ended June 28, 2026, represents costs associated with the Enterprise Transformation Plan. For the three and six months ended June 29, 2025, represents costs associated with the International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(c)Represents additional net transaction expense (gain), associated with the refranchising of 85 restaurants on November 24, 2025. See “Note 11. Divestitures” for additional details.
(d)For the three and six months ended June 28, 2026, represents costs associated with project-based strategic initiatives that are not related to our ongoing operations.
For the three and six months ended June 29, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations; and
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
Depreciation and amortization expenses were $19.2 million, or 4.0% of total revenues, and $37.0 million, or 3.8% of total revenues, for the three and six months ended June 28, 2026, respectively, as compared to $18.8 million, or 3.6% of total revenues, and $37.2 million, or 3.5% of total revenues, for the prior year comparable periods, respectively. During the three months ended June 28, 2026, we incurred approximately $1.6 million of accelerated depreciation expense related to investments in our new point-of-sale system and omnichannel experience, as well as related to the closure or approved closure of 25 Company-owned restaurants under our Enterprise Transformation Plan. The increase in depreciation expense as a percentage of total revenues over the comparable periods is primarily due to lower transaction volumes and the accelerated depreciation expense discussed above.
Advertising funds expense was $42.0 million, or 101.5% of advertising funds revenue, and $85.2 million, or 100.5% of advertising funds revenue for the three and six months ended June 28, 2026, respectively, compared with $44.0 million, or 99.7% of advertising funds revenue, and $88.4 million, or 100.6% of advertising funds revenue, for the prior year comparable periods, respectively. Advertising funds expense consists primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. Advertising funds expense also contains expenses incurred through our international marketing funds to support our International business, which may lead to Advertising funds expense being less than or in excess of Advertising funds revenue due to timing differences. The decrease in advertising funds expense for the three and six months ended June 28, 2026 compared to the prior year comparable periods was primarily due to declines in global system-wide restaurant sales in 2026.

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

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	QTD	YTD
Domestic Company-owned restaurants	$6,635	$9,864	$14,520	$14,896	$(3,229)	$(376)
North America franchising	23,740	26,843	49,093	54,091	(3,103)	(4,998)
North America commissaries	22,334	19,652	34,781	39,004	2,682	(4,223)
International	7,371	5,637	15,514	11,019	1,734	4,495
Domestic Company-owned restaurants segment adjusted EBITDA decreased $3.2 million for the three months ended June 28, 2026 primarily due to a decrease in comparable sales of 8.9% and due to fewer Domestic Company-owned restaurants as a result of the 2025 refranchising transaction. The decrease was partially offset by the impact of a prospective change in our internal cost allocation methodology in 2026 to refine internal allocations of certain operating costs to our segments. This change in allocation methodology resulted in a $2.1 million increase in Domestic Company-owned restaurants segment adjusted EBITDA for the three months ended June 28, 2026. Please see “4-wall EBITDA” below for a discussion of this change. Domestic Company-owned restaurants segment adjusted EBITDA decreased $0.4 million for the six months ended June 28, 2026 due primarily to a decrease in comparable sales of 7.4% and due to fewer Domestic Company-owned restaurants as a result of the 2025 refranchising transaction, partially offset by commodity deflation and by the change in cost allocation methodology mentioned above, which resulted in a $4.2 million increase in Domestic Company-owned restaurants segment adjusted EBITDA for the six months ended June 28, 2026.
North America franchising segment adjusted EBITDA decreased $3.1 million and $5.0 million for the three and six months ended June 28, 2026 primarily due to decreases in comparable sales of 8.2% and 7.4%, respectively.
North America commissaries segment adjusted EBITDA increased $2.7 million for the three months ended June 28, 2026 primarily due to higher prices, partially offset by lower transaction volumes in 2026. North America commissaries segment adjusted EBITDA decreased $4.2 million for the six months ended June 28, 2026 primarily due to lower transaction volumes, franchisee food cost subsidies during the first quarter, and timing of planned pricing during the year.
International segment adjusted EBITDA increased $1.7 million and $4.5 million for the three and six months ended June 28, 2026 primarily due to increases in comparable sales of 1.5% and 2.5%, respectively. The six months ended June 28, 2026 also increased year-over-year due to favorable foreign currency exchange rate fluctuations.
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

Information” of the “Notes to Condensed Consolidated Financial Statements,” for further information on our segments.

(Dollars in thousands)	Three Months Ended
	June 28, 2026	% of Related Revenues	June 29, 2025	% of Related Revenues
Segment revenue	$138,936		$175,797
Less segment cost of sales:
COS - Product Costs	43,840	31.6%	53,196	30.3%
COS - Salaries & Benefits	45,748	32.9%	57,203	32.5%
COS - Other	33,747	24.3%	45,586	25.9%
Cost Allocation Change - Domestic Company-owned restaurants (a)	—	—%	(2,095)	(1.2)%
4-wall EBITDA	$15,601		$21,907
4-wall EBITDA margin	11.2%		12.5%

(Dollars in thousands)	Six Months Ended
	June 28, 2026	% of Related Revenues	June 29, 2025	% of Related Revenues
Segment revenue	$278,607		$346,592
Less segment cost of sales:
COS - Product Costs	85,817	30.8%	105,333	30.4%
COS - Salaries & Benefits	92,178	33.1%	115,180	33.2%
COS - Other	68,436	24.6%	90,485	26.1%
Cost Allocation Change - Domestic Company-owned restaurants (a)	—	—%	(4,190)	(1.2)%
4-wall EBITDA	$32,176		$39,784
4-wall EBITDA margin	11.5%		11.5%
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
4-wall EBITDA decreased $6.3 million to $15.6 million for the three months ended June 28, 2026 as compared to the prior year comparable period. The decrease was partially due to the 2025 refranchising transaction, which contributed to a decrease of approximately $2 million due to fewer Domestic Company-owned restaurants. The decrease was also due to lower transaction volumes and higher prices, partially offset by lower labor costs due to increased productivity and lower local advertising costs.
4-wall EBITDA margin for the three months ended June 28, 2026 decreased 1.3% primarily due to lower transaction volumes and higher prices, partially offset by lower labor costs due to increased productivity and lower local advertising costs. This decrease was also partially offset by the impact of the 2025 refranchising transaction, which drove a 0.7% margin increase over the comparable periods.
4-wall EBITDA decreased $7.6 million to $32.2 million for the six months ended June 28, 2026, as compared to the prior year comparable period. The decrease was partially due to the 2025 refranchising transaction, which contributed to a decrease of approximately $4 million. The decrease was also due to lower transaction volumes and higher prices, partially offset by lower labor costs due to increased productivity and lower local advertising costs.
4-wall EBITDA margin for the six months ended June 28, 2026 was 11.5%, consistent with the prior year comparable period. Margin decreases due to lower transaction volumes and higher prices in 2026 were offset by commodity deflation, lower labor costs due to increased productivity, lower local advertising costs, and were also offset by the impact of the 2025 refranchising transaction, which drove a 0.6% margin increase over the comparable periods.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	QTD	YTD
Operating income	$23,187	$24,490	$43,945	$48,455	$(1,303)	$(4,510)
Net interest expense	(9,516)	(10,584)	(19,199)	(20,663)	(1,068)	(1,464)
Income before income taxes	13,671	13,906	24,746	27,792	(235)	(3,046)
Income tax expense	(4,971)	(4,235)	(9,108)	(8,778)	736	330
Net income	8,700	9,671	15,638	19,014	(971)	(3,376)
Net (income) loss attributable to noncontrolling interests	(167)	(140)	150	(261)	27	(411)
Net income attributable to the Company	$8,533	$9,531	$15,788	$18,753	$(998)	$(2,965)

Basic earnings per common share	$0.25	$0.28	$0.46	$0.56	$(0.03)	$(0.10)
Diluted earnings per common share	$0.24	$0.28	$0.46	$0.56	$(0.04)	$(0.10)
Net Interest Expense
Net interest expense decreased $1.1 million and $1.5 million for the three and six months ended June 28, 2026, respectively, compared with the prior year comparable periods, primarily due to lower average interest rates.
Income Tax Expense
Our effective income tax rate was 36.4% and 36.8% for the three and six months ended June 28, 2026, respectively, as compared to an effective income tax rate of 30.5% and 31.6% for the prior year comparable periods, respectively. The higher effective tax rate was primarily due to a shift in income between jurisdictions, tax shortfall generated by vesting of restricted shares, and lower projected income tax credits.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Income before income taxes	$13,671	$13,906	$24,746	$27,792
Income tax expense	$(4,971)	$(4,235)	$(9,108)	$(8,778)
Effective tax rate	36.4%	30.5%	36.8%	31.6%
Net Income Attributable to Noncontrolling Interests
Net income included $0.2 million of income attributable to noncontrolling interests for the three months ended June 28, 2026 and $0.2 million of losses attributable to noncontrolling interests for the six months ended June 28, 2026, compared with income of $0.1 million and $0.3 million, respectively, in the prior year comparable periods.
Diluted Earnings Per Common Share
Diluted earnings per common share were $0.24 and $0.46 for the three and six months ended June 28, 2026, respectively, as compared to $0.28 and $0.56 for the prior year comparable periods, respectively, representing a decrease of $0.04 and $0.10, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.46 and $0.78 for the three and six months ended June 28, 2026, respectively, as compared to adjusted diluted earnings per common share of $0.41 and $0.77 for the prior year comparable periods, respectively, representing an increase of $0.05 and $0.01, respectively. See “Non-GAAP Measures” for additional information.
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

The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$8,700	$9,671	$15,638	$19,014
Income tax expense	4,971	4,235	9,108	8,778
Net interest expense	9,516	10,584	19,199	20,663
Depreciation and amortization	19,248	18,819	36,977	37,162
Stock-based compensation expense	3,057	3,824	7,466	7,493
Restructuring costs (a)	3,438	2,451	7,548	4,631
Other costs (b)	3,744	3,031	5,354	4,498
Refranchising transaction expense (gain), net (c)	45	—	(808)	—
Adjusted EBITDA	$52,719	$52,615	$100,482	$102,239

Segment adjusted EBITDA - Domestic Company-owned restaurants	$6,635	$9,864	$14,520	$14,896
General & Administrative - Domestic Company-owned restaurants	8,966	9,948	17,656	20,698
Cost Allocation Change - Domestic Company-owned restaurants (f)	—	2,095	—	4,190
4-wall EBITDA (g)	$15,601	$21,907	$32,176	$39,784
Segment revenue - Domestic Company-owned restaurants	$138,936	$175,797	$278,607	$346,592
4-wall EBITDA margin (g)	11.2%	12.5%	11.5%	11.5%

Net income attributable to common shareholders	$8,104	$9,267	$15,063	$18,295
Restructuring costs (a)	4,416	2,475	8,706	4,610
Other costs (b)	3,744	3,031	5,354	4,498
Accelerated software depreciation (d)	910	—	910	—
Refranchising transaction expense (gain), net (c)	289	—	(999)	—
Tax effect of adjustments (e)	(2,112)	(1,250)	(3,182)	(2,068)
Adjusted net income attributable to common shareholders	$15,351	$13,523	$25,852	$25,335

Diluted earnings per common share	$0.24	$0.28	$0.46	$0.56
Restructuring costs (a)	0.13	0.07	0.26	0.14
Other costs (b)	0.11	0.10	0.16	0.13
Accelerated software depreciation (d)	0.03	—	0.03	—
Refranchising transaction expense (gain), net (c)	0.01	—	(0.03)	—
Tax effect of adjustments (e)	(0.06)	(0.04)	(0.10)	(0.06)
Adjusted diluted earnings per common share	$0.46	$0.41	$0.78	$0.77

`

___________________________________
(a)For the three and six months ended June 28, 2026, represents costs associated with the Enterprise Transformation Plan. These amounts are inclusive of $1.0 million and $1.1 million for the three and six months ended June 28, 2026, respectively, of non-cash stock-based compensation and depreciation expenses which are excluded from adjusted EBITDA above but are reflected as adjustments to non-GAAP diluted EPS. For the three and six months ended June 29, 2025, represents costs associated with the International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(b)For the three and six months ended June 28, 2026, represents costs associated with project-based strategic initiatives that are not related to our ongoing operations.
For the three and six months ended June 29, 2025, other costs is comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives that are not related to our ongoing operations; and
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
(c)Represents additional net transaction expense (gain), associated with the refranchising of 85 restaurants on November 24, 2025. Net loss attributable to noncontrolling interest for the six months ended June 28, 2026 was approximately $0.4 million. See “Note 11. Divestitures ” for additional details.
(d)Represents incremental accelerated depreciation expense related to the shortened useful life of legacy capitalized software assets due to the ongoing development and deployment of our new point-of-sale system and omnichannel platform.
(e)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 23.2% for the three and six months ended June 28, 2026, and 22.7% for the three and six months ended June 29, 2025. For the three and six months ended June 28, 2026, the income tax effect excludes $0.3 million of additional state income tax expense included as a separate non-GAAP adjustment that was classified within Income tax expense in the Condensed Consolidated Statements.
(f)During the current year, the Company updated its internal cost allocation methodology for certain centrally incurred costs. As a result, a portion of costs previously allocated to the Domestic Company‑owned restaurants segment is now reflected within Unallocated corporate expenses and the North America commissaries segment. The change is prospective and does not affect total reported expenses. We have included a conforming adjustment in the historical period when reconciling segment adjusted EBITDA to 4-wall EBITDA to ensure comparability.
(g)4-wall EBITDA is defined as Domestic Company-owned restaurants segment revenue less total Domestic Company-owned restaurants segment cost of sales. Domestic Company-owned restaurants cost of sales include expenses incurred by our Domestic Company-owned restaurants in generating revenue, including cost of food, paper, and cleaning products (‘COS – Product Costs’), cost of restaurant-level labor (‘COS – Salaries & Benefits’), and costs of delivery expenses, Company-owned restaurant advertising costs, insurance, rent, aggregator fees, and other costs (‘COS – Other’). 4-wall EBITDA margin is defined as 4-wall EBITDA divided by segment revenue for our Domestic Company-owned restaurants segment. We use 4-wall EBITDA for the purposes of internally evaluating the performance of our Domestic Company-owned restaurants, and we believe 4-wall EBITDA provides additional information to investors as to the unit economics and restaurant-level profitability of our Domestic Company-owned restaurants. The most directly comparable U.S. GAAP measure to 4-wall EBITDA is segment adjusted EBITDA, which is our segment performance measure as presented in the segment footnote to our Consolidated Financial Statements in accordance with Accounting Standards Codification 280. See “Note 12. Segment Information” of “Notes to Condensed Consolidated Financial Statements,” for further information regarding the Company’s segments.
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
Our principal uses of cash are operating expenses, capital expenditures, and returning value to our shareholders in the form of cash dividends and share repurchases. Our capital priorities are:
•investing for growth
•maintaining a strong balance sheet, and
•returning capital to shareholders
In accordance with our capital allocation strategy, the Company’s Board of Directors voted to suspend the quarterly dividend beginning with our third quarter dividend in August 2026. This action will allow the Company to accelerate investment in its transformation strategy to drive our next phase of growth and increases our flexibility to make targeted investments in the organization.
The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated by operations and from asset sales, will be sufficient to satisfy its cash requirements, cash dividends, interest payments and share repurchases over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for the six months ended June 28, 2026 and June 29, 2025:

	Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025
Total cash provided by (used in):
Operating activities	$35,828	$66,843
Investing activities	(17,944)	(19,389)
Financing activities	(26,148)	(52,751)
Effect of exchange rate changes on cash and cash equivalents	(196)	641
Change in cash, cash equivalents, and restricted cash	$(8,460)	$(4,656)
Operating Activities
Total cash provided by operating activities was $35.8 million for the six months ended June 28, 2026 compared to $66.8 million for the corresponding period of 2025. The decrease of $31.0 million primarily reflects lower net income, timing of collections and marketing spend within our advertising fund, and higher compensation payments within the period, inclusive of the Enterprise Transformation Plan, partially offset by enactment of the “One Big Beautiful Bill Act” in July 2025 that reduced cash taxes paid during 2026 due to the reinstatement of 100% bonus depreciation and full expensing for domestic research and development expenditures.
Investing Activities
Total cash used in investing activities was $17.9 million for the six months ended June 28, 2026 compared to $19.4 million for the same period in 2025. Net cash used in investing activities during the six months ended June 28, 2026 primarily reflects $27.6 million in capital expenditures, which includes $1.2 million of additional capital expenditures related to natural disasters. Primary sources of cash in investing activities included $4.3 million from the sale of the building occupied by our former print and promotions business in Louisville, Kentucky and additional cash received related to the 2025 refranchising transaction, as well as distributions of $3.2 million related to our deferred compensation plan. Net cash used in investing activities of $19.4 million for the six months ended June 29, 2025 primarily reflects $31.7 million in capital expenditures partially offset by repayment of notes issued of $4.5 million and distributions of $4.7 million related to our deferred compensation plan.

Capital expenditures declined by $3.9 million compared to the prior year period due to lower remodel and technology spending during the first half of 2026. We estimate that our capital expenditures during 2026 will be approximately $70 million to $80 million. This estimate includes capital outlays for improvements to existing Company-owned restaurants and for development of new restaurants as well as investments in technology platforms and our supply chain. We intend to fund our capital expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $26.1 million for the six months ended June 28, 2026 compared to $52.8 million for the same period in 2025. The primary uses of cash in financing activities during the first six months of 2026 were dividend payments of $30.9 million, payments related to finance leases of $5.1 million, and tax payments on equity award issuances of $1.6 million. The primary source of cash from financing activities was net proceeds of $11.3 million under the PJI Revolving Facility.
In the first half of 2025, the primary uses of cash for financing activities were $30.5 million in dividend payments, payments related to finance leases of $4.9 million, and tax payments on equity award issuances of $1.2 million. Cash used in financing activities also reflects the impact of net repayments of $16.1 million under the PJI Revolving Facility throughout the year, which includes the refinancing of our debt via the Second Amended and Restated Credit Agreement during the first quarter of 2025 that resulted in borrowings of $200.0 million under the new Term Loan, from which the proceeds were used to repay $196.8 million to the PJI Revolving Facility as well as $3.2 million in related issuance costs.
There were no share repurchases in the first six months of 2026 or 2025.
Debt
Our outstanding debt as of June 28, 2026 was $733.5 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”), $200.0 million of Term Loan borrowings, and $133.5 million outstanding under the PJI Revolving Facility and PJMF Revolving Facility. Remaining availability under the PJI Revolving Facility as of June 28, 2026 was approximately $468.7 million.
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

	Permitted Ratio	Actual Ratio as of June 28, 2026
Leverage ratio	Not to exceed 5.25 to 1.0	3.3 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.3 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of June 28, 2026.
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
PJMF has a $30.0 million revolving line of credit under the PJMF Revolving Facility, pursuant to a Revolving Loan Agreement dated September 30, 2015 and most recently amended on September 30, 2025. As of June 28, 2026, the principal amount of debt outstanding under the PJMF Revolving Facility was approximately $2.3 million. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2026, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one month SOFR plus 1.975%. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for additional information.
Share Repurchases
Share repurchases are part of our long-term growth and capital allocation strategy. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and six months ended June 28, 2026 or June 29, 2025. Approximately $90.2 million remained available under the Company’s share repurchase program as of June 28, 2026.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
Beginning with our third quarter dividend in August 2026, the Company’s Board of Directors voted to suspend the quarterly dividend. The declaration and payment of any future dividends will be at the discretion of our Board of Directors. The Company paid aggregate cash dividends to common stockholders of $30.9 million ($0.92 per share) and $30.5 million ($0.92 per share) for the six months ended June 28, 2026 and June 29, 2025, respectively.
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
The Company’s free cash flow was as follows for the six month periods of 2026 and 2025:

	Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025
Net cash provided by operating activities	$35,828	$66,843
Purchases of property and equipment	(26,356)	(30,305)
Free cash flow	$9,472	$36,538
Cash Requirements
In the first quarter of 2026, the Company entered into a multi-year agreement for point‑of‑sale and restaurant operations software services which will expire on December 23, 2034, with a one year extension option. The agreement includes deployment requirements that specify a minimum number of Company‑owned and franchised restaurants to be installed and activated on the software platform by November 30, 2026 and by November 30, 2027. The total estimated contractual commitment for software services is approximately $125 million to $140 million over the term of the agreement, contingent upon variable components such as the timing of the deployment schedule and associated contractual credits. These amounts are expected to be largely recovered through technology fees charged to our franchisees over the term of the agreement. As of June 28, 2026, the Company had not incurred any amounts related to these provisions.

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
While we continue to monitor the impact of current and potential tariffs and assess our ability to manage any impacts, tariffs have not had a material impact on our business to date, and we currently do not believe that tariffs imposed by the United States government will have a significant negative impact to our Domestic business, as a substantial proportion of our ingredients and supply items are sourced domestically. However, the extent to which tariffs may increase the price of other goods and services and how they may alter discretionary spending patterns by our customers or impact our franchisees’ profitability is currently unknown.
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, depreciation and amortization, interest expenses, tax rates, system-wide sales, transformation plans, growth initiatives, restaurant portfolio optimization, restaurant operational improvements, supply chain and other cost savings initiatives, adjusted EBITDA, 4-wall adjusted EBITDA, the current economic environment, industry trends, consumer behavior and preferences, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, franchisee profitability, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product, investments in digital, artificial intelligence and technology innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, capital allocation, dividends and changes thereto, share repurchases, effective tax rates, regulatory changes and impacts, impacts of tariffs, insurance recoveries for damages related to natural disasters, restructuring plans, including timing of completion, expected benefits and costs, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•the Company’s decision to pay or not pay dividends;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of June 28, 2026 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative

Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 9.3% and 9.2% of our revenues were derived from these operations for the three and six months ended June 28, 2026, respectively, as compared to 8.3% and 8.0% for the prior year comparable periods, respectively.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of approximately $0.7 million and a favorable impact of approximately $2.9 million on International revenues for the three and six months ended June 28, 2026, respectively; and a favorable impact of $1.9 million and a favorable impact of approximately $2.0 million on International revenues for the three and six months ended June 29, 2025, respectively. Foreign currency exchange rate fluctuations had a favorable impact of approximately $0.7 million and a favorable impact of approximately $2.9 million on operating income for the three and six months ended June 28, 2026, respectively; and an unfavorable impact of approximately $0.1 million and a favorable impact of approximately $0.1 million on operating income for the three and six months ended June 29, 2025, respectively.
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
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three months ended June 28, 2026, and approximately $90.2 million remained available under the Company’s share repurchase program as of June 28, 2026.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended June 28, 2026, the Company acquired approximately 7,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended June 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Ratification of Certain Matters
On July 31, 2026, the Board of Directors (the “Board”) of Papa John’s International, Inc. (the “Company”) adopted resolutions ratifying (the “Ratification”) under Section 204 of the General Corporation Law of the State of Delaware (the “DGCL”): (1) the grant of certain performance-based restricted stock units and time-based restricted stock with respect to a maximum aggregate of 232,254 shares (the “Equity Awards”) of the Company’s common stock (“Common Stock”), $0.01 par value per share (of which 188 shares of time based restricted stock may constitute putative stock) granted under the Company’s 2018 Omnibus Incentive Plan, as amended (the “Plan”), due to the failure of the issuance of the Equity Awards to have been authorized in accordance with the Plan and Delaware law and (2) an amendment to the Plan, effective January 1, 2025, to permit the grant of the Equity Awards. The Company inadvertently issued and delivered the Equity Awards to the Company’s President and Chief Executive Officer on March 3, 2025 (performance-based restricted stock units with respect to a maximum of 59,514 shares) and March 2, 2026 (188 shares of time-based restricted stock and performance-based restricted stock units with respect to a maximum of 172,552 shares) in excess of the individual sublimit on the number of shares of stock subject to certain awards that may be granted to individual award recipients in a fiscal year under the Plan. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization as described above or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions must be brought within the later of 120 days from (i) the validation effective time (which is July 31, 2026) and (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the Securities and Exchange Commission).

Item 6. Exhibits

Exhibit Number	Description

10.1*	Second Amendment to the Papa John’s International, Inc. 2018 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended June 28, 2026, filed on August 6, 2026, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: August 6, 2026	/s/ Chris Collins
Chris Collins
Principal Financial and Accounting Officer