Form 10-Q
period 2026-09-27
PAPA JOHNS INTERNATIONAL INC
filed 2026-11-05
CIK 901491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2026
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 30, 2026, there were 32,943,342 shares of the Registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)	September 27, 2026	December 28, 2025
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$26,760	$36,950
Accounts receivable, net	93,511	103,068
Notes receivable, current portion	1,551	3,387
Income tax receivable	2,764	6,189
Inventories	31,966	34,336
Prepaid expenses and other current assets	50,966	48,895
Assets held for sale	—	4,607
Total current assets	207,518	237,432
Property and equipment, net	238,429	251,312
Finance lease right-of-use assets, net	33,264	39,039
Operating lease right-of-use assets, net	149,320	161,606
Notes receivable, less current portion, net	3,832	3,262
Goodwill	65,054	67,576
Other assets	75,401	77,281
Total assets	$772,818	$837,508

Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit
Current liabilities:
Accounts payable	$67,239	$61,218
Income and other taxes payable	9,325	8,941
Accrued expenses and other current liabilities	137,414	169,015
Current deferred revenue	9,187	13,096
Current finance lease liabilities	10,044	9,999
Current operating lease liabilities	23,461	23,725
Current portion of long-term debt	11,247	4,997
Total current liabilities	267,917	290,991
Deferred revenue	16,826	19,294
Long-term finance lease liabilities	25,241	30,804
Long-term operating lease liabilities	143,832	156,405
Long-term debt, less current portion, net	700,138	710,436
Other long-term liabilities	56,464	62,264
Total liabilities	1,210,418	1,270,194

Redeemable noncontrolling interests	943	980

Stockholders’ deficit:
Common stock ($0.01 par value per share; issued 49,303 at September 27, 2026 and 49,303 at December 28, 2025)	493	493
Additional paid-in capital	457,499	457,112
Accumulated other comprehensive loss	(4,884)	(6,452)
Retained earnings	198,681	210,763
Treasury stock (16,363 shares at September 27, 2026 and 16,502 shares at December 28, 2025, at cost)	(1,097,395)	(1,106,666)
Total stockholders’ deficit	(445,606)	(444,750)
Noncontrolling interests in subsidiaries	7,063	11,084
Total Stockholders’ deficit	(438,543)	(433,666)
Total Liabilities, Redeemable noncontrolling interests and Stockholders’ deficit	$772,818	$837,508
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

Revenues:
Company-owned restaurant sales	$131,284	$168,421	$416,600	$521,291
Franchise royalties and fees	43,106	47,051	137,269	143,409
Commissary revenues	222,480	229,581	675,939	693,098
Other revenues	21,322	21,424	64,569	68,317
Advertising funds revenue	36,651	41,677	121,472	129,514
Total revenues	454,843	508,154	1,415,849	1,555,629
Costs and expenses:
Cost of sales	328,598	369,130	1,008,515	1,107,342
General and administrative expenses	55,840	56,478	170,790	191,763
Depreciation and amortization	19,236	24,914	56,213	62,076
Advertising funds expense	36,936	41,461	122,153	129,822
Total costs and expenses	440,610	491,983	1,357,671	1,491,003
Operating income	14,233	16,171	58,178	64,626
Net interest expense	(9,396)	(9,945)	(28,595)	(30,608)
Income before income taxes	4,837	6,226	29,583	34,018
Income tax expense	(1,556)	(1,753)	(10,664)	(10,531)
Net income	3,281	4,473	18,919	23,487
Net (income) loss attributable to noncontrolling interests	(144)	234	6	(27)
Net income attributable to the Company	$3,137	$4,707	$18,925	$23,460

Net income attributable to common shareholders	$3,137	$4,447	$18,200	$22,742

Basic earnings per common share	$0.09	$0.14	$0.55	$0.69
Diluted earnings per common share	$0.09	$0.13	$0.55	$0.69

Basic weighted average common shares outstanding	33,055	32,889	33,002	32,834
Diluted weighted average common shares outstanding	33,129	33,043	33,085	32,962
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

Net income	$3,281	$4,473	$18,919	$23,487
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	22	(908)	(461)	2,720
Interest rate swaps (a)	1,063	(84)	2,369	(547)
Other comprehensive income (loss), before tax	1,085	(992)	1,908	2,173
Income tax effect:
Foreign currency translation adjustments	(6)	207	209	(574)
Interest rate swaps (b)	(246)	19	(549)	124
Income tax effect	(252)	226	(340)	(450)
Other comprehensive income (loss), net of tax	833	(766)	1,568	1,723
Comprehensive income before attribution to noncontrolling interests	4,114	3,707	20,487	25,210
Less: comprehensive (income) loss, redeemable noncontrolling interests	(27)	(32)	(164)	(84)
Less: comprehensive (income) loss, nonredeemable noncontrolling interests	(117)	266	170	57
Comprehensive income attributable to the Company	$3,970	$3,941	$20,493	$25,183
___________________________________
(a)    Amounts reclassified out of accumulated other comprehensive loss into net interest expense include $15 and $50 for the three and nine months ended September 27, 2026, respectively and $158 and $117 for the three and nine months ended September 28, 2025, respectively.
(b)    The income tax benefit (expense) effects of amounts reclassified out of accumulated other comprehensive loss were $(4) and $(12) for the three and nine months ended September 27, 2026 and $(35) and $(26) for the three and nine months ended September 28, 2025, respectively.

See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Papa John’s International, Inc.
(In thousands)	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (b)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Deficit

For the three months ended September 27, 2026
Balance at June 28, 2026	32,918	$493	$455,708	$(5,717)	$195,297	$(1,098,835)	$10,780	$(442,274)
Net income (loss) (a)	—	—	—	—	3,137	—	117	3,254
Other comprehensive income (loss), net of tax	—	—	—	833	—	—	—	833
Dividends on common stock ($0.00 per share)	—	—	—	—	247	—	—	247
Stock-based compensation expense	—	—	3,797	—	—	—	—	3,797
Issuance of restricted stock	30	—	(1,181)	—	—	1,180	—	(1)
Tax effect of restricted stock awards	(11)	—	(334)	—	—	—	—	(334)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,834)	(3,834)
Other	3	—	(491)	—	—	260	—	(231)
Balance at September 27, 2026	32,940	$493	$457,499	$(4,884)	$198,681	$(1,097,395)	$7,063	$(438,543)

For the nine months ended September 27, 2026
Balance at December 28, 2025	32,801	$493	$457,112	$(6,452)	$210,763	$(1,106,666)	$11,084	$(433,666)
Net income (loss) (a)	—	—	—	—	18,925	—	(170)	18,755
Other comprehensive income (loss), net of tax	—	—	—	1,568	—	—	—	1,568
Dividends on common stock ($0.92 per share)	—	—	34	—	(31,007)	—	—	(30,973)
Stock-based compensation expense	—	—	11,263	—	—	—	—	11,263
Issuance of restricted stock	182	—	(8,062)	—	—	8,063	—	1
Tax effect of restricted stock awards	(61)	—	(1,918)	—	—	—	—	(1,918)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,851)	(3,851)
Other	18	—	(930)	—	—	1,208	—	278
Balance at September 27, 2026	32,940	$493	$457,499	$(4,884)	$198,681	$(1,097,395)	$7,063	$(438,543)
(a)    Net income to the Company for the three and nine months ended September 27, 2026 excludes $27 and $164 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At September 27, 2026, the accumulated other comprehensive loss of $4,884 was comprised of net unrealized foreign currency translation loss of $6,079 and net unrealized gain on the interest rate swap agreements of $1,195.

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

For the nine months ended September 28, 2025
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
(a)    Net income to the Company for the three and nine months ended September 28, 2025 excludes $32 and $84 allocable to the redeemable noncontrolling interests for our joint venture arrangements.
(b)    At September 28, 2025, the accumulated other comprehensive loss of $6,733 was comprised of net unrealized foreign currency translation loss of $6,187 and net unrealized loss on the interest rate swap agreements of $546.
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands, unaudited)	September 27, 2026	September 28, 2025

Operating activities
Net income	$18,919	$23,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for credit losses on accounts and notes receivable	7,053	5,669
Depreciation and amortization	56,213	62,076
Deferred income taxes	557	1,731
Stock-based compensation expense	11,263	12,132
Refranchising and impairment (gain) loss	(3,053)	1,733
Loss on disposal of property and equipment	690	2,771
Gain on insurance recoveries	(1,175)	—
Other	1,924	1,082
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,435	(3,045)
Income tax receivable	3,425	(1,412)
Inventories	2,130	(1,544)
Prepaid expenses and other current assets	(607)	1,426
Other assets and liabilities	(10,159)	(972)
Accounts payable	5,572	8,134
Income and other taxes payable	424	(2,399)
Accrued expenses and other current liabilities	(28,817)	(2,087)
Deferred revenue	(6,370)	(4,739)
Advertising fund assets and liabilities	(2,915)	2,149
Net cash provided by operating activities	58,509	106,192
Investing activities
Purchases of property and equipment	(39,307)	(47,002)
Purchases of property and equipment related to damages from natural disasters	(2,646)	(5,121)
Insurance proceeds related to damages from natural disasters	850	3,300
Repayments of notes issued	1,703	5,703
Proceeds from dispositions and refranchising, net of cash transferred	15,993	831
Proceeds from investments	4,582	4,739
Other	—	(68)
Net cash used in investing activities	(18,825)	(37,618)
Financing activities
Net proceeds (repayments) of revolving credit facilities	(2,811)	(210,042)
Payments on term loan	(2,500)	—
Proceeds from term loan	—	200,000
Debt issuance costs	—	(3,223)
Proceeds from exercise of stock options	—	397
Dividends paid to common stockholders	(30,864)	(45,817)
Tax payments for equity award issuances	(1,918)	(1,791)
Distributions to noncontrolling interests	(4,052)	(387)
Principal payments on finance leases	(7,719)	(7,455)
Other	196	110
Net cash used in financing activities	(49,668)	(68,208)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(206)	651
Change in cash, cash equivalents, and restricted cash	(10,190)	1,017
Cash, cash equivalents, and restricted cash at beginning of period	36,950	37,955
Cash, cash equivalents, and restricted cash at end of period	$26,760	$38,972
See accompanying notes.

Papa John’s International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 27, 2026
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2026. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Annual Report on Form 10-K for Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) for the year ended December 28, 2025.
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
Variable Interest Entity
Papa Johns Domestic restaurants, both Company-owned and franchised, participate in Papa John’s Marketing Fund, Inc. (“PJMF”), a nonstock corporation designed to operate at break-even as it spends all annual contributions received from the system. PJMF collects a percentage of revenues from Company-owned and franchised restaurants in the United States for the purpose of designing and administering advertising and promotional programs. PJMF is a variable interest entity (“VIE”) that funds its operations with ongoing financial support and contributions from the Domestic restaurants and does not have sufficient equity to fund its operations without these ongoing financial contributions. Based on an assessment of the governance structure and operating procedures of PJMF, the Company determined it has the power to control certain significant activities of PJMF, and therefore, is the primary beneficiary.
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
Noncontrolling Interests
Papa Johns has joint venture arrangements in which there are noncontrolling interests held by third parties that included 13 and 98 restaurants at September 27, 2026 and September 28, 2025, respectively. Consolidated net income is required to be reported separately at amounts attributable to both the Company and the noncontrolling interests held by third parties.

Net income (loss) attributable to these joint ventures for the three and nine months ended September 27, 2026 and September 28, 2025 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Papa John’s International, Inc.	$334	$(544)	$(10)	$58
Redeemable noncontrolling interests	27	32	164	84
Nonredeemable noncontrolling interests	117	(266)	(170)	(57)
Total net income (loss)	$478	$(778)	$(16)	$85
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
Deferred Income Tax Accounts and Tax Reserves
We are subject to income taxes in the United States and several foreign jurisdictions. Management judgment is required in determining the provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable and those deferred. We use an estimated annual effective rate based on expected annual income to determine our quarterly provision for income taxes. The effective income tax rate includes the estimated domestic state effective income tax rate and applicable foreign income tax rates. The effective income tax rate is also impacted by various permanent items and credits, net of any related valuation allowances, and can vary based on changes in estimated annual income. Discrete items are recorded in the quarter in which they occur. Our effective income tax rate was 32.2% and 36.0% for the three and nine months ended September 27, 2026, respectively, as compared to 28.2% and 31.0% for the prior year comparable periods, respectively. The higher effective tax rates during the three and nine months ended September 27, 2026 were primarily due to a shift in income between jurisdictions, tax shortfall generated by vesting of restricted shares, and lower projected income tax credits.
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
Our financial assets and liabilities that were measured at fair value on a recurring basis as of September 27, 2026 and December 28, 2025 are as follows:

		Fair Value Measurements
(In thousands)	Carrying Value	Level 1	Level 2	Level 3
September 27, 2026
Financial assets:
Cash surrender value of life insurance policies (a)	$27,153	$27,153	$—	$—
Interest rate swaps (b)	$1,562	$—	$1,562	$—

December 28, 2025
Financial assets:
Cash surrender value of life insurance policies (a)	$29,432	$29,432	$—	$—

Financial liabilities:
Interest rate swaps (b)	$807	$—	$807	$—
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
There were no transfers among levels within the fair value hierarchy during the three and nine months ended September 27, 2026 or fiscal year 2025.
The fair value of certain assets and liabilities approximates carrying value because of the short-term nature of the accounts, including cash and cash equivalents, accounts receivable, net of allowances, and accounts payable. The carrying value of notes receivable, net of allowances, also approximates fair value. The Company’s revolving credit facilities and term loan borrowings under the Company’s credit agreement approximate carrying value due to their variable market-based interest rate. The Company’s 3.875% senior notes are classified as a Level 2 fair value measurement since the Company estimates the fair value by using recent trading transactions, and have the following estimated fair values and carrying values (excluding the impact of unamortized debt issuance costs) as of September 27, 2026 and December 28, 2025:

	September 27, 2026		December 28, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.875% Senior Notes	$400,000	$357,000	$400,000	$380,000
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

The following table summarizes changes in our allowances for credit losses for accounts receivable and notes receivable:

(In thousands)	Accounts Receivable	Notes Receivable
Balance at December 28, 2025	$12,129	$17,777
Current period provision for expected credit losses, net	7,157	(104)
Write-offs charged against the allowance	(3,100)	(575)
Balance at September 27, 2026	$16,186	$17,098
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
In situations in which no impairment indicators are identified at the applicable asset‑group level but certain assets within the asset group are expected to be used for a shorter period than previously estimated, the Company revises the remaining useful lives of those assets and prospectively records accelerated depreciation over the shortened period. We incurred approximately $1.1 million and $2.0 million of accelerated depreciation expense during the three and nine months ended September 27, 2026, respectively, primarily related to the planned retirement of our current point-of-sale system and revisions to the useful lives of certain legacy technology assets associated with investments in our legacy omnichannel platforms. During the three months ended September 28, 2025, we incurred approximately $6.1 million of accelerated depreciation expense related to shortened useful life of legacy capitalized software assets in connection with the development and deployment of our new omnichannel platforms and other technology improvements. We also incurred $0.7 million and $1.4 million of accelerated depreciation expense during the three and nine months ended September 27, 2026, respectively, related to the closure or approved closure of 26 Company-owned restaurants under our Enterprise Transformation Plan (as defined and discussed in further detail in “Note 9. Restructuring”).
Tornado Impact
During 2025, tornadoes caused real and personal property damage to the Company’s leased Quality Control Center (“QC Center”) in Grand Prairie, Texas and to the Company’s restaurant support center and QC Center in Louisville, Kentucky. Neither of the tornadoes had a significant impact on our operations, as our other QC Centers were able to ensure that restaurants were adequately supplied. The Company recorded pre-tax expenses of $5.2 million during the nine months ended September 28, 2025 related to these damages, which primarily reflect asset impairment charges and other operating expenses, and which were mostly offset by anticipated insurance recoveries for losses considered probable of recovery under its insurance policies. Expenses incurred and the related anticipated insurance proceeds were recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended September 27, 2026, $1.2 million of realizable insurance proceeds exceeding losses recognized in the financial statements were recognized as a gain within General and administrative expenses in the Condensed Consolidated Statements of Operations. To the extent that proceeds received from our insurer in future periods exceed losses recognized in the financial statements, we may record income within our Condensed Consolidated Statements of Operations once such insurance proceeds are realized or realizable.
The Company received $1.0 million and $4.0 million of insurance proceeds related to the two incidents during the nine months ended September 27, 2026 and September 28, 2025, respectively. For the nine months ended September 27, 2026, $0.9 million of these proceeds were classified as cash inflows from investing activities and $0.1 million were classified as cash inflows from operating activities. For the nine months ended September 28, 2025, $3.3 million of the proceeds were classified as cash inflows from investing activities and $0.7 million were classified as cash inflows from operating activities. These amounts were presented in the Condensed Consolidated Statements of Cash Flows based on the nature of the underlying losses and expected use of the proceeds.
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
3. Leases
Lessor Operating Leases
The Company subleases certain retail space to our franchisees in the UK, which are primarily operating leases. At September 27, 2026, we leased and subleased approximately 325 Papa Johns restaurants to franchisees in the UK. The initial lease terms on the franchised sites in the UK are generally 15 years. The Company has the option to negotiate an extension toward the end of the lease term at the landlord’s discretion. The initial lease terms of the franchisee subleases are generally five to ten years. Rental income, primarily derived from properties leased and subleased to franchisees in the UK, is recognized on a straight-line basis over the respective operating lease terms. The Company recognized total sublease income of $2.8 million and $8.3 million for the three and nine months ended September 27, 2026, respectively, and $2.4 million and $7.8 million for the three and nine months ended September 28, 2025, respectively, within Other revenues in the Condensed Consolidated Statements of Operations.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants, we are contingently liable for payment of approximately 90 Domestic leases. These leases have varying terms, the latest of which expires in 2040. As of September 27, 2026, the estimated maximum amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessees was approximately $17.0 million. This contingent liability is not included in the Condensed Consolidated Balance Sheets as it is not probable to occur. The Company does not believe these arrangements are likely to have a material effect on its results of operations, financial condition, revenues, expenses or liquidity.

Supplemental Cash Flow & Other Information
Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,542	$1,626
Financing cash flows from finance leases	7,719	7,455
Operating cash flows from operating leases (a)	30,165	31,593
Right-of-use assets obtained in exchange for new finance lease liabilities	2,521	15,738
Right-of-use assets obtained in exchange for new operating lease liabilities	12,183	17,785
Cash received from sublease income	8,040	7,768
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
The assets and liabilities of PJMF, which are utilized solely for the Company’s advertising and promotional programs, were as follows in the Condensed Consolidated Balance Sheets:

(In thousands)	September 27, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$3,921	$7,759
Accounts receivable, net	16,198	15,077
Income tax receivable	354	275
Prepaid expenses and other current assets	6,834	3,278
Total current assets	27,307	26,389
Deferred income taxes	570	570
Other assets	67	106
Total assets	$27,944	$27,065

Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$32,788	$31,082
Current deferred revenue	4,278	5,000
Total current liabilities	37,066	36,082
Deferred revenue	2,170	2,742
Total liabilities	$39,236	$38,824

5. Revenue Recognition
Contract Balances
Our contract liabilities primarily relate to franchise fees, unredeemed gift card liabilities, and loyalty program obligations, which we classify within Current deferred revenue and Deferred revenue on the Condensed Consolidated Balance Sheets. The Company recognized deferred revenue of $4.2 million and $21.3 million during the three and nine months ended September 27, 2026, respectively, and $8.2 million and $25.9 million during the three and nine months ended September 28, 2025, respectively.
The following table includes a breakout of contract liability balances:

(In thousands)	September 27, 2026	December 28, 2025	Change
Unearned franchise fees and royalties	$17,620	$19,678	$(2,058)
Unredeemed gift card liabilities	6,448	7,742	(1,294)
Customer loyalty program obligations	1,945	4,970	(3,025)
Total contract liabilities	$26,013	$32,390	$(6,377)
Our contract assets consist primarily of equipment incentives provided to franchisees. Equipment incentives are related to the future value of commissary revenue the Company will receive over the term of the incentive agreement. Contract assets were approximately $13.8 million and $19.1 million at September 27, 2026 and December 28, 2025, respectively. Revenue was reduced by approximately $1.8 million and $5.4 million for the three and nine months ended September 27, 2026, respectively, and approximately $2.1 million and $5.5 million for the three and nine months ended September 28, 2025, respectively, for the amortization of contract assets over the applicable contract terms. Contract assets are included in Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period:

	Performance Obligations by Period
(In thousands)	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Unearned franchise fees and royalties	$2,950	$2,645	$2,428	$2,222	$2,031	$2,484	$14,760
At September 27, 2026, approximately $2.8 million of area development fees related to unopened restaurants and International unearned franchise fees were included in Deferred revenue. Timing of revenue recognition is dependent upon the timing of restaurant openings and franchisees’ revenues. Unredeemed gift card liabilities, which are included in Deferred revenue, will be recognized in Company-owned restaurant sales when gift cards are redeemed. The Company will recognize redemption fee revenue in Other revenues when cards are redeemed at franchised restaurant locations.
6. Common Stock
Shares Authorized and Outstanding
The Company has authorized 100.0 million shares of common stock as of September 27, 2026 and December 28, 2025. The Company’s outstanding shares of common stock, net of repurchased shares of common stock held as treasury stock, were 32.9 million shares at September 27, 2026, compared to 32.8 million shares at December 28, 2025.
Share Repurchase Program
On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and nine months ended September 27, 2026 or September 28, 2025. Approximately $90.2 million remained available under the Company’s share repurchase program as of September 27, 2026.

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
Dividends
Beginning with our third quarter dividend in August 2026, the Company’s Board of Directors voted to suspend the quarterly dividend. The declaration and payment of any future dividends will be at the discretion of our Board of Directors. During the nine months ended September 27, 2026 and September 28, 2025, the Company paid aggregate cash dividends of approximately $30.9 million ($0.92 per share) and $45.8 million ($1.38 per share), respectively.
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

The calculations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Calculation of net income attributable to common shareholders
Net income attributable to the Company	$3,137	$4,707	$18,925	$23,460
Dividends paid to participating securities	—	(260)	(725)	(718)
Net income attributable to common shareholders	$3,137	$4,447	$18,200	$22,742

Basic earnings per common share
Basic weighted average common shares outstanding	33,055	32,889	33,002	32,834
Basic earnings per common share	$0.09	$0.14	$0.55	$0.69

Diluted earnings per common share
Weighted average common shares outstanding	33,055	32,889	33,002	32,834
Dilutive effect of outstanding equity awards (a)	74	154	83	128
Diluted weighted average common shares outstanding	33,129	33,043	33,085	32,962
Diluted earnings per common share	$0.09	$0.13	$0.55	$0.69
___________________________________
(a)    Excludes 313,000 and 305,000 shares underlying equity awards for the three and nine months ended September 27, 2026, respectively, and 85,000 and 259,000 shares underlying equity awards for the three and nine months ended September 28, 2025, respectively, as the effect of including such awards would have been anti-dilutive.
8. Debt
Long-term debt, net, consists of the following:

(In thousands)	September 27, 2026	December 28, 2025
Senior notes	$400,000	$400,000
Term loan	197,500	200,000
Revolving facilities	119,446	122,257
Outstanding debt	$716,946	$722,257
Unamortized debt issuance costs	(5,561)	(6,824)
Current portion of long-term debt	(11,247)	(4,997)
Total long-term debt, net	$700,138	$710,436
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
Term Loan and Revolving Facilities
On March 26, 2025, the Company amended and restated the Amended and Restated Credit Agreement, dated as of September 14, 2021 and amended May 30, 2023 (together, the “Previous Credit Agreement”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 26, 2025 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a senior secured term loan in a principal amount of $200.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate available principal amount of $600.0 million (the “PJI Revolving Facility” together with the Term Loan, the “PJI Credit Facilities”), of which up to $40.0 million is available as swingline loans and up to $80.0 million is available as letters of credit. The PJI Credit Facilities will mature on March 26, 2030 (the “Maturity Date”) with term loans amortizing in quarterly installments that commenced on June 30, 2026 in amounts as set forth in the Second Amended and Restated Credit Agreement and the unpaid balance maturing on the Maturity Date. The remaining availability under the PJI Revolving Facility was approximately $480.5 million as of September 27, 2026.
PJMF Revolving Facility
PJMF has a $30.0 million revolving line of credit (the “PJMF Revolving Facility”) pursuant to a Revolving Loan Agreement, dated September 30, 2015, and most recently amended on September 30, 2026. The PJMF Revolving Facility is secured by substantially all assets of PJMF. The PJMF Revolving Facility matures on September 30, 2027, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one-month SOFR plus 1.975%. There was no debt outstanding under the PJMF Revolving Facility as of September 27, 2026 or December 28, 2025. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Company’s Second Amended and Restated Credit Agreement.
Derivative Financial Instruments
The Company has historically entered into interest rate swaps with the objective of mitigating the Company’s exposure to the impact of interest rate changes associated with our variable rate debt under the PJI Credit Facilities. As of September 27, 2026, we had the following interest rate swap agreements:

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
The following table provides information on the location and amounts of our current swaps in the accompanying Condensed Consolidated Balance Sheets:

	Interest Rate Swap Derivatives
(In thousands)	Fair Value September 27, 2026	Fair Value December 28, 2025
Prepaid expenses and other current assets	$792	$—
Other assets	$770	$—
Accrued expenses and other current liabilities	$—	$193
Other long-term liabilities	$—	$614

The effect of derivative instruments on the accompanying Condensed Consolidated Financial Statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of (Loss) or Gain Reclassified from AOCL into Income	Amount of (Loss) or Gain Reclassified from AOCL into Income	Net Interest Expense on Condensed Consolidated Statements of Operations
Interest rate swaps for the three months ended:
September 27, 2026	$817	Interest expense	$15	$(9,396)
September 28, 2025	$(65)	Interest expense	$158	$(9,945)

Interest rate swaps for the nine months ended:
September 27, 2026	$1,820	Interest expense	$50	$(28,595)
September 28, 2025	$(423)	Interest expense	$117	$(30,608)
Net interest paid, including payments made or received under the swaps, was $12.7 million and $30.4 million for the three and nine months ended September 27, 2026, respectively, and $11.4 million and $34.6 million for the three and nine months ended September 28, 2025, respectively.
9. Restructuring
Enterprise Transformation Plan
In December 2025, the Company’s Board of Directors approved, and the Company commenced, the first phase of a new business transformation program (the “Enterprise Transformation Plan”) designed to improve organizational effectiveness, reduce overhead duplication and non-consumer-facing spending, and improve Domestic market and franchisee health. In February 2026, the Company’s Board of Directors approved the second phase of the Enterprise Transformation Plan, which focuses on optimizing our restaurant portfolio and improving restaurant-level profitability in the Domestic market. During the nine months ended September 27, 2026, the Company closed 146 restaurants across North America as part of the ongoing assessment of our restaurant portfolio, of which 17 were Company-owned. As of September 27, 2026, the Company had approved the closure of nine additional Company-owned restaurants, the majority of which we expect to close by the end of 2026. We are continuing to evaluate our Domestic restaurant portfolio, which we anticipate will result in additional strategic restaurant closures and restructuring charges, although the amounts and nature of future expenses relating to any actions yet to be determined or approved by management or our Board of Directors are currently not estimable.
In connection with the foregoing approved initiatives, the Company incurred restructuring related costs of $1.2 million and $9.9 million during the three and nine months ended September 27, 2026, respectively, primarily related to professional services, accelerated depreciation expense and other costs associated with the closure or approved closure of restaurants mentioned above, and a loss on sale related to the completed sale of the building occupied by our former print and promotions business in Louisville, Kentucky which did not support our core operations. These costs were included primarily within General and administrative expenses in the Condensed Consolidated Statements of Operations and primarily within Unallocated corporate expenses.
The following table summarizes restructuring costs related to the Enterprise Transformation Plan recorded for the three and nine months ended September 27, 2026:

	Three Months Ended	Nine Months Ended
(In thousands)	September 27, 2026	September 27, 2026
Professional services and other related costs	$351	$6,956
Accelerated depreciation expense	747	1,436
Loss on disposal of property and equipment	—	631
Other closure related costs	229	594
Total Enterprise Transformation Plan costs	$1,327	$9,617
Stock-based compensation expense, net of forfeitures on unvested awards	(118)	298
Total costs, net of stock-based award expense/forfeitures on unvested awards	$1,209	$9,915
The following table presents changes in the liabilities relating to approved initiatives, which are recorded in Accrued expenses and other current liabilities and Accounts payable in the Condensed Consolidated Balance Sheets:

(In thousands)	Employee termination costs	Professional services and other related costs	Total
Balance as of December 28, 2025	$5,389	$1,380	$6,769
Charges	—	6,956	6,956
Payments	(3,821)	(8,045)	(11,866)
Balance as of September 27, 2026	$1,568	$291	$1,859
The Company has incurred total restructuring related costs of $17.6 million since commencement of the Enterprise Transformation Plan. The Company expects to incur total restructuring related charges of approximately $24 million to $31 million (inclusive of the $17.6 million incurred since commencement) related to all currently approved actions under the Enterprise Transformation Plan, which we estimate will be recognized during 2026 and 2027 primarily within Unallocated corporate expenses. Actual charges incurred may differ from this estimate due to various factors.
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
During the three and nine months ended September 28, 2025, the Company recorded total costs of $0.2 million and $4.8 million, respectively, related to the International Transformation Plan. These costs consisted primarily of professional services and other related costs and losses on franchisee notes receivable. No expenses were recorded during the three and nine months ended September 27, 2026.
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

In re Papa John’s Employee & Franchise Employee Antitrust Litigation was a putative class action filed in December 2018 in the United States District Court for the Western District of Kentucky. The lawsuit alleged that the “no-poaching” provision previously contained in the Company’s franchise agreement constituted an unlawful agreement or conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Antitrust Act. The Company denied any liability or wrongdoing. On April 14, 2022, the parties reached a settlement in principle, under which the Company agreed to pay an aggregate settlement amount of $5.0 million and provide certain non-monetary consideration in exchange for the dismissal of all claims, termination of the litigation and a release in favor of the Company. The settlement amount was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations in 2022. The District Court granted preliminary approval of the proposed settlement on August 2, 2025, and the Company paid $2.5 million toward the settlement on September 5, 2025. The Court issued its final order approving the settlement on August 14, 2026. As of September 27, 2026, the remaining $2.5 million was accrued within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and is due to be paid by November 12, 2026.
Personal Injury Matters
Rivera v. JNE, et al. is a personal injury action arising from a 2021 automobile accident involving a delivery driver employed by one of the Company’s franchisees in the state of Florida. The Company’s franchisor entity, Papa John’s Franchising, LLC, is named as a defendant in the action under a theory of vicarious liability. In May 2026, a jury returned an adverse verdict on liability against the Company’s franchisor entity; however, no damages have been awarded, and a separate damages trial is currently expected to occur in 2027. The Company believes there are substantial grounds to challenge the verdict and intends to continue vigorously defending the matter. Due to the current procedural posture of the case, the absence of a damages award, and uncertainty regarding the application of franchisor-liability principles, the Company is unable to reasonably estimate the possible loss or range of loss at this time. The Company continues to deny liability and intends to vigorously defend against the claims asserted in the lawsuit.
Drummer v. Pizzerias, LLC et al. is a personal injury action arising from a 2023 automobile accident involving a delivery driver employed by one of the Company's franchisees in the state of Florida. The Company's franchisor entity, Papa John's Franchising, LLC, is named as a defendant under a theory of vicarious liability. In September 2026, the court denied the Company's motion for summary judgment, and the matter is currently scheduled to proceed to trial in February 2027. The Company denies liability and intends to vigorously defend against the claims asserted in the lawsuit.
Based on the Company’s assessment of the facts and circumstances currently known for these personal injury matters, it does not believe that a loss is probable and, accordingly, has not recorded an accrual related to these matters. However, litigation is inherently uncertain, and an adverse outcome is possible. At this stage of the proceedings, the Company is unable to reasonably estimate a possible loss or range of loss, if any, that may result from these matters due to uncertainties regarding liability, the ultimate outcome of the trial, and the amount of any potential damages that may be awarded.
Commitments
In the first quarter of 2026, the Company entered into a multi-year agreement for point‑of‑sale and restaurant operations software services which will expire on December 23, 2034, with a one year extension option. The agreement includes deployment requirements that specify a minimum number of Company‑owned and franchised restaurants to be installed and activated on the software platform by November 30, 2026 and by November 30, 2027. The total estimated contractual commitment for software services is approximately $125 million to $140 million over the term of the agreement, contingent upon variable components such as the timing of the deployment schedule and associated contractual credits. These amounts are expected to be largely recovered through technology fees charged to our franchisees over the term of the agreement. As of September 27, 2026, the Company is on track to meet the deployment requirements stipulated by the agreement and recognized expense of $0.7 million for services received under the agreement during the third quarter.
Refer to Note 18 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for additional information on our commitments and contingencies.
11. Divestitures
2026 Refranchising Transaction
On August 24, 2026, the Company completed the refranchising of 28 Domestic Company-owned restaurants located in the Orlando metropolitan area for approximately $11.0 million to an existing third-party franchisee. In connection with the divestiture, the Company recorded a pre-tax gain on sale of $1.4 million, net of transaction costs of $0.3 million during the three months ended September 27, 2026. These amounts were recorded within General and administrative expenses in the

Condensed Consolidated Statements of Operations and are subject to change based on the future settlement of certain post-closing adjustments. Goodwill of $2.1 million was allocated to the disposal group based on the relative fair value of the disposal group to the Domestic Company-owned restaurants reporting unit. Proceeds received from refranchising during the three months ended September 27, 2026 were reflected within investing activities in the Condensed Consolidated Statements of Cash Flows.
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
During the nine months ended September 27, 2026, the parties obtained landlord consent to transfer the remaining leases related to the Retained Restaurants. The Company recorded corresponding gains of $1.3 million during the three and nine months ended September 27, 2026, respectively, which were recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. We received $1.2 million of proceeds from the sale upon completion of the lease assignments for the Retained Restaurants and resolution of certain post-closing adjustments, which were classified as investing activities within the Condensed Consolidated Statements of Cash Flows.
Refer to Note 21 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for further description of the transaction.
Sale of Print and Promotions Building
On February 18, 2026, we finalized the sale of a building occupied by our former print and promotions business in Louisville, Kentucky and received net proceeds of $3.5 million, which were classified as investing activities within the Condensed Consolidated Statements of Cash Flows. We recognized a loss on sale of approximately $0.3 million during the nine months ended September 27, 2026, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 27, 2026
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$128,049	$29,984	$202,335	$44,996	$405,364
Intersegment revenues	—	216	41,724	—	41,940
Segment revenue	$128,049	$30,200	$244,059	$44,996	$447,304

Less segment expenses (a):
COS - Product Costs	$41,085	$—	$163,563	$12,977	$217,625
COS - Salaries & Benefits	42,413	—	32,422	2,209	77,044
COS - Other (b,c)	34,722	—	20,438	8,144	63,304
General & Administrative	8,748	9,955	7,718	8,805	35,226
Other Segment Expenses (d)	—	—	—	5,194	5,194
Segment adjusted EBITDA	$1,081	$20,245	$19,918	$7,667	$48,911

	Three Months Ended September 28, 2025
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$165,194	$33,797	$209,403	$44,721	$453,115
Intersegment revenues	—	1,161	50,086	—	51,247
Segment revenue	$165,194	$34,958	$259,489	$44,721	$504,362

Less segment expenses (a):
COS - Product Costs	$49,836	$—	$186,617	$13,426	$249,879
COS - Salaries & Benefits	55,124	—	31,052	1,941	88,117
COS - Other (b,c)	45,957	—	16,779	8,677	71,413
General & Administrative	10,335	9,452	5,839	10,858	36,484
Other Segment Expenses (d)	—	—	—	4,519	4,519
Segment adjusted EBITDA	$3,942	$25,506	$19,202	$5,300	$53,950

	Nine Months Ended September 27, 2026
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$406,656	$97,474	$617,956	$133,263	$1,255,349
Intersegment revenues	—	681	128,686	—	129,367
Segment revenue	$406,656	$98,155	$746,642	$133,263	$1,384,716

Less segment expenses (a):
COS - Product Costs	$126,902	$—	$510,201	$37,455	$674,558
COS - Salaries & Benefits	134,591	—	96,787	6,642	238,020
COS - Other (b,c)	103,158	—	59,721	25,021	187,900
General & Administrative	26,404	28,817	25,234	25,305	105,760
Other Segment Expenses (d)	—	—	—	15,659	15,659
Segment adjusted EBITDA	$15,601	$69,338	$54,699	$23,181	$162,819

	Nine Months Ended September 28, 2025
(In thousands)	Domestic Company-Owned Restaurants	North America Franchising	North America Commissaries	International	Total
Revenues from external customers	$511,786	$104,708	$637,168	$128,016	$1,381,678
Intersegment revenues	—	3,664	154,356	—	158,020
Segment revenue	$511,786	$108,372	$791,524	$128,016	$1,539,698

Less segment expenses (a):
COS - Product Costs	$155,169	$—	$566,640	$37,645	$759,454
COS - Salaries & Benefits	170,305	—	91,095	5,473	266,873
COS - Other (b,c)	136,441	—	49,439	25,116	210,996
General & Administrative	31,033	28,776	26,145	28,983	114,937
Other Segment Expenses (d)	—	—	—	14,479	14,479
Segment adjusted EBITDA	$18,838	$79,596	$58,205	$16,320	$172,959
___________________________________
(a)    Segment expenses exclude depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business (see reconciliation that follows).
(b)    During the current year, the Company updated its internal cost allocation methodology for certain centrally incurred costs. As a result, a portion of costs previously allocated to the Domestic Company‑owned restaurants segment is now reflected within Unallocated corporate expenses and the North America commissaries segment. The change is prospective and does not affect total reported expenses. Prior period segment information has not been recast. For the three months ended September 27, 2026, this allocation methodology update resulted in a $2.1 million decrease in COS - Other for our Domestic Company-owned restaurants, a $0.6 million increase in COS - Other for our North America commissaries segment and a $1.5 million increase in Unallocated corporate expenses as compared to the prior year comparable period. For the nine months ended September 27, 2026, this allocation methodology update resulted in a $6.3 million decrease in COS - Other for our Domestic Company-owned restaurants, a $1.9 million increase in COS - Other for our North America commissaries segment and a $4.4 million increase in Unallocated corporate expenses as compared to the prior year comparable period.
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

Reconciliation of Segment Results to Company Results

The following table reconciles total revenue from our segments to total Company revenues and total adjusted EBITDA from our segments to Income before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Total Segment revenue	$447,304	$504,362	$1,384,716	$1,539,698
All Other Revenue (a)	73,425	68,866	209,367	216,958
Elimination of intersegment revenue	(65,886)	(65,074)	(178,234)	(201,027)
Total revenues	$454,843	$508,154	$1,415,849	$1,555,629

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Total Segment adjusted EBITDA	$48,911	$53,950	$162,819	$172,959
All Other adjusted EBITDA (a)	3,553	4,498	10,526	23,896
Unallocated corporate expenses, adjusted (b)	(14,379)	(10,689)	(34,778)	(46,857)
Other income/(expense) adjustments to reconcile to income before income taxes (c)	(23,852)	(31,588)	(80,389)	(85,372)
Net interest expense	(9,396)	(9,945)	(28,595)	(30,608)
Income before income taxes	$4,837	$6,226	$29,583	$34,018
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
(c)    Other (income)/expense adjustments represent depreciation and amortization, stock-based compensation expense, and certain general and administrative expenses and other items that do not reflect normal, recurring expenses necessary to operate our business. As such, management excludes these items from the evaluation of segment adjusted EBITDA. For the periods above, the adjustments include:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Depreciation and amortization	$19,236	$24,914	$56,213	$62,076
Stock-based compensation expense	3,797	4,639	11,263	12,132
Technology Transformation costs	739	—	739	—
Restructuring costs	580	231	8,128	4,862
Refranchising transaction (gain) expense, net	(1,743)	483	(2,551)	513
Other costs (a)	1,243	1,321	6,597	5,789
Other (income)/expense adjustments	$23,852	$31,588	$80,389	$85,372
___________________________________
(a)For the three and nine months ended September 27, 2026, represents costs associated with project-based strategic initiatives not related to our ongoing operations as well as realizable insurance recoveries arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and nine months ended September 28, 2025, other costs were comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives not related to our ongoing operations; and
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.

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
In the following tables, revenues are disaggregated by major product line. The tables also include a reconciliation of the disaggregated revenues by the reportable segment to total revenues:

	Three Months Ended September 27, 2026
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$128,049	$—	$—	$3,235	$—	$—	$131,284
Franchise royalties and fees	—	30,200	—	13,122	—	(216)	43,106
Commissary sales	—	—	244,059	20,145	—	(41,724)	222,480
Other revenues	—	—	—	3,494	21,266	(3,438)	21,322
Advertising funds revenue	—	—	—	5,000	52,159	(20,508)	36,651
Total revenues	$128,049	$30,200	$244,059	$44,996	$73,425	$(65,886)	$454,843

	Three Months Ended September 28, 2025
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$165,194	$—	$—	$3,227	$—	$—	$168,421
Franchise royalties and fees	—	34,958	—	13,254	—	(1,161)	47,051
Commissary sales	—	—	259,489	20,178	—	(50,086)	229,581
Other revenues	—	—	—	3,278	22,463	(4,317)	21,424
Advertising funds revenue	—	—	—	4,784	46,403	(9,510)	41,677
Total revenues	$165,194	$34,958	$259,489	$44,721	$68,866	$(65,074)	$508,154

	Nine Months Ended September 27, 2026
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$406,656	$—	$—	$9,944	$—	$—	$416,600
Franchise royalties and fees	—	98,155	—	39,795	—	(681)	137,269
Commissary sales	—	—	746,642	57,983	—	(128,686)	675,939
Other revenues	—	—	—	10,481	64,763	(10,675)	64,569
Advertising funds revenue	—	—	—	15,060	144,604	(38,192)	121,472
Total revenues	$406,656	$98,155	$746,642	$133,263	$209,367	$(178,234)	$1,415,849

	Nine Months Ended September 28, 2025
(In thousands)	Domestic Company-owned Restaurants	North America Franchising	North America Commissaries	International	All Other	Elimination of Intersegment Revenue	Total
Company-owned restaurant sales	$511,786	$—	$—	$9,505	$—	$—	$521,291
Franchise royalties and fees	—	108,372	—	38,701	—	(3,664)	143,409
Commissary sales	—	—	791,524	55,930	—	(154,356)	693,098
Other revenues	—	—	—	9,971	71,842	(13,496)	68,317
Advertising funds revenue	—	—	—	13,909	145,116	(29,511)	129,514
Total revenues	$511,786	$108,372	$791,524	$128,016	$216,958	$(201,027)	$1,555,629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Papa John’s International, Inc. (referred to as the “Company,” “Papa John’s,” “Papa Johns” or in the first-person notations of “we,” “us” and “our”) operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s”. Papa Johns began operations in 1984. At September 27, 2026, there were 5,969 Papa John’s restaurants in operation, consisting of 432 Company-owned and 5,537 franchised restaurants operating in 51 countries and territories. Our revenues are derived from retail sales of pizza and other food and beverage products to the general public by Company-owned restaurants, franchise royalties, and sales of franchise and development rights. Additionally, we derive revenues from sales to franchisees of various items including food and paper products from our North America Quality Control Centers (“QC Centers”) and operation of our International QC Center in the United Kingdom (“UK”), contributions received by Papa John’s Marketing Fund (“PJMF”) which is our national marketing fund, and fees related to the use of information systems equipment as well as software and related services. We believe that in addition to supporting profitability and growth of both Company-owned and franchised restaurants, these activities contribute to product quality and consistency throughout the Papa Johns system.
In discussions of our business, “Domestic” is defined as within the contiguous United States, “North America” includes Domestic and Canada, and “International” includes the rest of the world other than North America.
Recent Developments and Trends
During the third quarter of 2026, we continued progressing on our business transformation initiatives as we position the business for long-term success amid a challenging and softer consumer environment in North America and a dynamic International market. We now organize these initiatives under “Unbox Better”, which is built on two priorities: strengthening our brand by giving customers compelling reasons to choose Papa Johns, and strengthening our system by consistently delivering on the expectations we create. Seven imperatives support these priorities, which we describe below.
Strengthen our brand
Reignite our food: We are recommitting across the system to the fundamentals of our food, including dough optimization, bake consistency and presentation. We continue to highlight our six simple ingredients and fresh, never frozen original dough, and we are layering in menu innovation, such as our new pan pizzas and oven-toasted sandwiches, to expand our addressable market.
Bring our brand promise back to life: Through our mix of national and local advertising, we continue to emphasize the craftsmanship behind the products we serve and the product truths that we believe are key differentiators of our brand.
Reset our value equation: We continued to sharpen our value perception with limited-time promotional offers while continuing to emphasize our Papa Pairings mix and match platform. We plan to maintain a compelling value proposition while staying true to our premium positioning, which we believe strengthens our barbell strategy.
Deepen our customer connection: Most of our sales occur through digital channels, and we are making significant investments in our technology infrastructure to deliver a more seamless experience across our owned channels and better connect with customers. In 2025, we introduced our new omnichannel platform, releasing new mobile apps across both Android and iOS platforms as well as our refreshed website and mobile web experience, which we believe provides a streamlined ordering journey for our customers.
Strengthen our system
Deliver on every promise: We have initiated a multi-year transition to a new point-of-sale system across all U.S. Company-owned and franchised restaurants that we expect to replace our existing system. We currently expect to fully deploy the new system by the end of 2027. During the second quarter of 2026, we began pilot testing and, consequently, began accelerating the remaining useful lives of our existing point-of-sale software assets. Following the accelerated technological and digital development over 2025 and 2026, we are reducing our digital fee from 1.75% to 1.50%, effective in 2027, to balance supporting our franchisees and continued long-term development of our platform.
Bring the brand to more guests: We partnered with our franchisees to re-establish our area advertising cooperative (“Co-op”) program, helping ensure a strong presence in key regional and local markets. As part of our new marketing framework, local Co-op spending will increase to 2% of sales and be required across the system beginning in 2027, in addition to an adjusted 5% national advertising contribution. We also began work to refine our aggregator channel strategy, which remains an important component of customer acquisition, through a more targeted mix of promotional offers and an ongoing evaluation of our national and local third-party marketing investments. These efforts are intended to improve the efficiency of our spending and drive incremental customer trial. Development remains a key long-term growth driver. Our near-term North America plan focuses on priority markets and on improving the quality and profitability of our restaurant portfolio, with fewer new restaurant openings expected in 2026. Our near-term International development pipeline remains strong.
Build a system where operators thrive: We are focused on the financial health of our franchisees. We expect to achieve at least $60 million in North America systemwide supply chain savings by the end of 2028, equating to meaningful restaurant-level margin improvement, while maintaining our commitment to product quality. We have captured approximately $23 million of cumulative benefits from these initiatives and are on track to realize at least $25 million of savings by the end of 2026. We also began franchisee incentive programs during the second quarter of 2026 tied to operational excellence and restaurant image improvements.
We have agreed with franchisees that the fixed operating margin that Domestic QC Centers charge will be lowered to 4% beginning in 2027. We expect this change to improve franchisee restaurant-level margins by approximately 100 basis points and to reduce future North America Commissary revenues. This margin will step up to 4.5% in 2028 and 5% in 2029.
Refranchising also supports this imperative by giving developing franchisees opportunities to expand and by providing additional means to reinvest in our transformation. In the third quarter of 2026, we completed the refranchising of 28 restaurants in Florida, and we continue to pursue opportunities to refranchise additional markets. We are also optimizing our restaurant portfolio through the Enterprise Transformation Plan described below.
Enterprise Transformation Plan
In December 2025, our Board of Directors approved a business transformation program (the “Enterprise Transformation Plan”) to create capacity to invest in our next phase of growth by reducing non-consumer-facing spending and optimizing our restaurant portfolio to improve unit economics. Actions under the plan resulted in the closure of 146 restaurants in North America during the nine months ended September 27, 2026, and a reduction of our corporate workforce by approximately 7%. As of September 27, 2026, we had also approved the closure of nine additional Company-owned restaurants, the majority of which we expect to close by the end of 2026.
We incurred restructuring expenses of $1.2 million during the third quarter of 2026, consisting primarily of professional services fees and non-cash charges related to Company-owned restaurant closures. We currently estimate aggregate restructuring charges of approximately $24 million to $31 million for actions approved thus far, inclusive of the $17.6 million recognized during 2025 and the nine months ended September 27, 2026. We expect to recognize the remainder during 2026 and 2027. We have identified approximately $30 million of general and administrative expense savings, exclusive of marketing spend, to be actioned across fiscal years 2026 and 2027.
The plan remains ongoing and may result in additional restructuring charges, although the amounts and nature of expenses related to actions not yet approved are currently not estimable. We expect elevated levels of restaurant closures in North America during 2026 and 2027 as we close underperforming restaurants that lack a path to sustainable financial improvement, allowing our franchisees to invest in their remaining restaurants to accelerate growth.
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
We believe Domestic Company-owned, North America franchised, and International Comparable sales growth (decline) and Global system-wide restaurant sales information is useful in analyzing our results since our franchisees pay royalties and marketing fund contributions that are based on a percentage of franchise sales. Comparable sales and Global system-wide restaurant sales results for restaurants operating outside of the United States are reported on a constant dollar basis, which excludes the impact of foreign currency translation. Franchise sales also generate commissary revenue in the United States and in certain international markets. Comparable sales growth (decline) and Global system-wide restaurant sales information is also useful for comparison to industry trends and evaluating the strength of our brand. Management believes the presentation of Global system-wide restaurant sales growth (decline), excluding the impact of foreign currency, provides investors with useful information regarding underlying sales trends and the impact of new unit changes without being impacted by swings in the external factor of foreign currency. Franchise restaurant sales are not included in the Company’s revenues.

	Three Months Ended		Nine Months Ended
Growth rates below exclude the impact of foreign currency	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025 (b)
Comparable sales growth (decline):
Domestic Company-owned restaurants (a)	(7.5)%	(3.1)%	(7.4)%	(2.5)%
North America franchised restaurants (a)	(8.5)%	(2.6)%	(7.8)%	(1.3)%
North America restaurants	(8.3)%	(2.7)%	(7.7)%	(1.5)%
International restaurants	(1.8)%	7.1%	1.0%	4.7%
Total comparable sales growth (decline)	(6.5)%	(0.2)%	(5.4)%	0.0%
Global system-wide restaurant sales growth (decline):
Domestic Company-owned restaurants (a)	(5.5)%	(2.1)%	(6.5)%	(1.2)%
North America franchised restaurants (a)	(9.4)%	(0.8)%	(8.0)%	0.5%
North America restaurants	(8.8)%	(1.1)%	(7.8)%	0.2%
International restaurants	2.8%	10.3%	4.6%	7.5%
Total global system-wide restaurant sales growth (decline)	(5.6)%	1.8%	(4.6)%	2.0%
___________________________________
(a)For the three and nine months ended September 27, 2026, comparable sales decline and system-wide restaurant sales decline for Domestic Company-owned restaurants and North America franchised restaurants were adjusted to exclude the impact of refranchising transactions that occurred in the fourth quarter of 2025 and the third quarter of 2026. See “Note 11. Divestitures” of “Notes to Condensed Consolidated Financial Statements” for additional information.
(b)System-wide restaurant sales for the nine months ended September 28, 2025 have been adjusted to remove $11.8 million of North America franchised restaurant sales that were erroneously overstated.

Restaurant Progression	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
North America Company-owned:
Beginning of period	456	541	462	539
Opened	—	4	2	7
Closed	(9)	—	(17)	(1)
Refranchised	(28)	—	(28)	—
End of period	419	545	419	545
North America franchised:
Beginning of period	2,983	2,976	3,061	2,975
Opened	11	14	26	48
Closed	(36)	(28)	(129)	(61)
Refranchised	28	—	28	—
End of period	2,986	2,962	2,986	2,962
International Company-owned:
Beginning of period	13	13	13	13
End of period	13	13	13	13
International franchised:
Beginning of period	2,526	2,459	2,547	2,503
Opened	36	27	97	82
Closed	(11)	(12)	(93)	(111)
End of period	2,551	2,474	2,551	2,474
Total restaurants – end of period	5,969	5,994	5,969	5,994

Trailing four quarters net restaurant growth (decline)	(25)	86	(25)	86
Results of Operations
Revenues
The following table sets forth the various components of Revenues from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(Dollars in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	QTD	YTD
Revenues:
Company-owned restaurant sales	$131,284	$168,421	$416,600	$521,291	(22.1)%	(20.1)%
Franchise royalties and fees	43,106	47,051	137,269	143,409	(8.4)%	(4.3)%
Commissary revenues	222,480	229,581	675,939	693,098	(3.1)%	(2.5)%
Other revenues	21,322	21,424	64,569	68,317	(0.5)%	(5.5)%
Advertising funds revenue	36,651	41,677	121,472	129,514	(12.1)%	(6.2)%
Total revenues	$454,843	$508,154	$1,415,849	$1,555,629	(10.5)%	(9.0)%
The comparability of 2026 and 2025 results is impacted by transactions that have changed the composition of our Domestic Company-owned restaurants and Domestic franchised restaurants. On November 24, 2025, the Company completed the refranchising of 85 Domestic Company-owned restaurants previously owned and operated by Colonel’s Limited, LLC, a consolidated joint venture. See “Note 21. Divestitures” of the “Notes to Consolidated Financial Statements” of our 2025

Annual Report on Form 10-K for additional information on the transaction. Additionally, on August 24, 2026, we completed the refranchising of 28 Domestic Company-owned restaurants located in the Orlando metropolitan area to an existing third-party franchisee. See “Note 11. Divestitures” of the “Notes to Condensed Consolidated Financial Statements” for additional information on the transaction. Upon closing of these transactions (collectively, “the Domestic Company-owned restaurant refranchising transactions”), the restaurants formerly owned by the Company converted to franchised locations.
Total revenues decreased $53.3 million, or 10.5%, to $454.8 million for the three months ended September 27, 2026 and decreased $139.8 million, or 9.0%, to $1.4 billion for the nine months ended September 27, 2026, as compared to the prior year comparable periods. Changes in total revenues were impacted by the Domestic Company-owned restaurant refranchising transactions noted above and as detailed in the discussions below.
Company-owned restaurant sales, which include sales from both Domestic and International Company-owned restaurants, decreased $37.1 million, or 22.1%, for the three months ended September 27, 2026 and decreased $104.7 million, or 20.1%, for the nine months ended September 27, 2026, as compared to the prior year comparable periods. The decreases for the three and nine month periods were primarily attributable to approximately $26 million and $76 million, respectively, in prior-period sales from the formerly-Company owned restaurants refranchised in the Domestic Company-owned restaurant refranchising transactions, as detailed above. The decreases were also due to lower comparable sales of 7.5% and 7.4% for our Domestic Company-owned restaurants for the three and nine months ended September 27, 2026, respectively, primarily due to lower transaction volumes.
Franchise royalties and fees, which include revenues generated from both North America and International franchisees, decreased $3.9 million, or 8.4%, for the three months ended September 27, 2026 and decreased $6.1 million, or 4.3%, for the nine months ended September 27, 2026, as compared to the prior year comparable periods. The decreases for the three and nine month periods were due to lower royalties and fees from our North America franchisees primarily as a result of declines in comparable sales of 8.5% and 7.8% for the respective periods and due to the impact of franchisee incentive programs tied to operational performance that began during the second quarter of 2026. International franchise royalties and fees decreased $0.1 million and increased $1.1 million for the three and nine months ended September 27, 2026, respectively, due to International comparable sales of decline of 1.8% and growth of 1.0%, respectively. North America and International franchise restaurant growth also resulted in slight increases in royalty revenue for the periods compared.
North America franchise restaurant sales are not included in Company revenues; however, our North America franchise royalty revenues are derived from these sales. North America franchise restaurant sales decreased 5.7% to $673.9 million and decreased 4.8% to $2.1 billion for the three and nine months ended September 27, 2026, respectively, compared to prior year comparable periods and excluding the impact of foreign currency fluctuations. The declines in franchise restaurant sales were primarily due to decreases in comparable sales of 8.5% and 7.8% for the three and nine months ended September 27, 2026, respectively, partially offset by an increase in North America franchised restaurants as a result of the Domestic Company-owned restaurant refranchising transactions. Franchise equivalent units increased 0.4% for the three months ended September 27, 2026 and increased 0.3% for the nine months ended September 27, 2026 compared to the prior year comparable periods.
International franchise restaurant sales are also not included in Company revenues; however, our International franchise royalty revenue is derived from these sales. International franchise restaurant sales increased 2.8% to $340.4 million and increased 4.6% to $1.0 billion for the three and nine months ended September 27, 2026, respectively, compared to the prior year comparable periods and excluding the impact of foreign currency fluctuations. The increases were primarily due to growth in the number of International franchise restaurants over the comparable periods. International comparable sales decreased 1.8% and increased 1.0% for the three and nine months ended September 27, 2026, respectively.
Commissary revenues, which includes sales from our North America and International QC Centers, decreased $7.1 million, or 3.1%, for the three months ended September 27, 2026 and decreased $17.2 million, or 2.5%, for the nine months ended September 27, 2026 as compared to the prior year comparable periods. The decreases were primarily due to lower transaction volumes, partially offset by higher prices. The decreases for the three and nine month periods were also partially offset by an increase in the number of franchised restaurants as a result of the Domestic Company-owned restaurant refranchising transactions discussed above, which contributed to increases of approximately $7 million and $21 million for the three and nine months ended September 27, 2026, respectively.
Other revenues, which primarily includes revenues derived from our online and mobile ordering business, decreased $0.1 million, or 0.5%, and decreased $3.7 million, or 5.5%, for the three and nine months ended September 27, 2026, respectively, as compared to the prior year comparable periods. The decrease for the nine months ended September 27,

2026 was primarily due to lower revenues generated from technology services as a result of a reduction in the technology fee charged to franchisees that began in the second half of 2025. North America systemwide sales declines of 8.8% and 7.8% for the three and nine months ended September 27, 2026, respectively, also contributed to the decreases.
Advertising funds revenue, which includes the operations of PJMF, as well as local and International marketing funds, decreased $5.0 million, or 12.1%, and decreased $8.0 million, or 6.2% for the three and nine months ended September 27, 2026, respectively, as compared to the prior year comparable periods. The decreases were primarily driven by global system-wide restaurant sales declines of 5.6% and 4.6% for the three and nine months ended September 27, 2026, respectively.
Costs and Expenses
The following table sets forth the various components of costs and expenses from the Condensed Consolidated Statements of Operations:

(Dollars in thousands)	Three Months Ended		Nine Months Ended		Increase (Decrease)
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	QTD	YTD
Costs and expenses:
Cost of sales	$328,598	$369,130	$1,008,515	$1,107,342	(11.0)%	(8.9)%
General and administrative expenses	55,840	56,478	170,790	191,763	(1.1)%	(10.9)%
Depreciation and amortization	19,236	24,914	56,213	62,076	(22.8)%	(9.4)%
Advertising funds expense	36,936	41,461	122,153	129,822	(10.9)%	(5.9)%
Total costs and expenses	$440,610	$491,983	$1,357,671	$1,491,003	(10.4)%	(8.9)%
Total costs and expenses were $440.6 million, or 96.9% of total revenues, and $1.4 billion, or 95.9% of total revenues, for the three and nine months ended September 27, 2026, respectively, as compared to $492.0 million, or 96.8% of total revenues and $1.5 billion, or 95.8% of total revenues, for the prior year comparable periods, respectively.
Cost of sales primarily consists of Company-owned restaurant and supply chain costs incurred to generate related revenues. Components of cost of sales include food and paper products, labor, freight and delivery, occupancy costs, local advertising costs, insurance expense, and other costs. Costs of sales by segment for the three and nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	QTD	YTD
Domestic Company-owned restaurants (a)	$118,261	$151,160	$365,268	$462,649	$(32,899)	$(97,381)
North America commissaries (a)	216,423	234,448	666,709	707,367	(18,025)	(40,658)
International (a)	23,330	24,044	69,118	68,214	(714)	904
Total cost of sales by segment (b)	358,014	409,652	1,101,095	1,238,230	(51,638)	(137,135)
All Other (c)	15,950	14,928	47,369	40,109	1,022	7,260
Intersegment cost of sales	(45,366)	(55,450)	(139,949)	(170,997)	10,084	31,048
Total cost of sales	$328,598	$369,130	$1,008,515	$1,107,342	$(40,532)	$(98,827)
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

Cost of sales were $328.6 million and $1.0 billion for the three and nine months ended September 27, 2026, respectively, representing decreases of $40.5 million and $98.8 million, respectively, from the prior year comparable periods. The decreases in cost of sales were primarily from the Domestic Company-owned restaurant segment as a result of the Domestic Company-owned restaurant refranchising transactions, which resulted in decreases of approximately $25 million and $72 million in cost of sales for the Domestic Company-owned restaurant segment for the three and nine months ended September 27, 2026, respectively. The decreases in Domestic Company-owned restaurant segment cost of sales were also due to lower comparable sales, improved labor productivity, and lower local advertising costs. Cost of sales for the Domestic QC Centers decreased primarily due to lower transaction volumes as a result of lower North America comparable sales and due to savings resulting from our supply chain initiatives. These decreases were partially offset by increases in labor and technology costs for our online and mobile ordering business (“All Other”) and were further offset by decreases in intersegment cost of sales due to a decrease in the number of Domestic Company-owned restaurants as a result of the Domestic Company-owned restaurant refranchising transactions discussed above.
General and administrative expenses (“G&A”) expenses were $55.8 million, or 12.3% of total revenues, and $170.8 million, or 12.1% of total revenues, for the three and nine months ended September 27, 2026, respectively, as compared to $56.5 million, or 11.1% of total revenues, and $191.8 million, or 12.3% of total revenues, for the prior year comparable periods, respectively. G&A expenses consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Administrative and other general expenses (a)	$55,763	$54,443	$158,317	$180,620
Restructuring costs (b)	577	231	8,426	4,841
Refranchising transaction (gain) expense, net (c)	(1,743)	483	(2,550)	513
Other costs (d)	1,243	1,321	6,597	5,789
General and administrative expenses	$55,840	$56,478	$170,790	$191,763
___________________________________
(a)Administrative and other general expenses increased by $1.3 million for the three months ended September 27, 2026 compared to the prior year comparable period primarily due to a $5.1 million increase in supplemental advertising costs, partially offset by a $4.3 million decrease in management and other compensation costs. Administrative and other general expenses decreased by $22.3 million for the nine months ended September 27, 2026 compared to the prior year comparable period. The decrease was primarily due to an $11.0 million decrease in management and other compensation costs, $4.5 million of expenses incurred in the first quarter of 2025 for our bi-annual franchise operating conference that did not recur in 2026, and a $3.0 million year-over-year reduction in supplemental advertising costs.
(b)For the three and nine months ended September 27, 2026, represents costs associated with the Enterprise Transformation Plan. For the three and nine months ended September 28, 2025, represents costs associated with the International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(c)Represents refranchising transaction (gain) expense associated with the Domestic Company-owned restaurant refranchising transactions. See “Note 11. Divestitures” for additional details.
(d)For the three and nine months ended September 27, 2026, represents costs associated with project-based strategic initiatives not related to our ongoing operations as well as realizable insurance recoveries arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and nine months ended September 28, 2025, other costs were comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives not related to our ongoing operations; and
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
Depreciation and amortization expenses were $19.2 million, or 4.2% of total revenues, and $56.2 million, or 4.0% of total revenues, for the three and nine months ended September 27, 2026, respectively, as compared to $24.9 million, or 4.9% of total revenues, and $62.1 million, or 4.0% of total revenues, for the prior year comparable periods, respectively. The decreases in depreciation and amortization expense were primarily driven by lower accelerated depreciation expense from investments in our new point-of-sale system and omnichannel experience, partially offset by accelerated depreciation related to the closure or approved closure of 26 Company-owned restaurants under our Enterprise Transformation Plan during 2026. Accelerated depreciation expense totaled $1.8 million and $3.4 million during the three and nine months ended September 27, 2026, respectively, compared to $6.1 million in the three and nine months ended September 28, 2025, respectively.
Advertising funds expense was $36.9 million, or 100.8% of advertising funds revenue, and $122.2 million, or 100.6% of advertising funds revenue for the three and nine months ended September 27, 2026, respectively, compared to $41.5 million, or 99.5% of advertising funds revenue, and $129.8 million, or 100.2% of advertising funds revenue, for the prior year comparable periods, respectively. Advertising funds expense consists primarily of expenses incurred by PJMF, which is designed to operate at break-even as it spends all annual contributions received from the system. Advertising funds expense also contains expenses incurred through our international marketing funds to support our International segment, which may lead to Advertising funds expense being less than or in excess of Advertising funds revenue due to timing differences. The decrease in advertising funds expense for the three and nine months ended September 27, 2026 compared to the prior year comparable periods was primarily due to declines in global system-wide restaurant sales in 2026.
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

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	QTD	YTD
Domestic Company-owned restaurants	$1,081	$3,942	$15,601	$18,838	$(2,861)	$(3,237)
North America franchising	20,245	25,506	69,338	79,596	(5,261)	(10,258)
North America commissaries	19,918	19,202	54,699	58,205	716	(3,506)
International	7,667	5,300	23,181	16,320	2,367	6,861
Domestic Company-owned restaurants segment adjusted EBITDA decreased $2.9 million for the three months ended September 27, 2026 and decreased $3.2 million for the nine months ended September 27, 2026 primarily due to comparable sales declines of 7.5% and 7.4%, respectively, and due to fewer Domestic Company-owned restaurants as a result of the Domestic Company-owned restaurant refranchising transactions. The decreases were partially offset by the impact of a prospective change in our internal cost allocation methodology in 2026 to refine internal allocations of certain operating costs to our segments. This change in allocation methodology resulted in increases of $2.1 million and $6.3 million in Domestic Company-owned restaurants segment adjusted EBITDA for the three and nine months ended September 27, 2026, respectively. Please see “4-wall EBITDA” below for a discussion of this change.
North America franchising segment adjusted EBITDA decreased $5.3 million and $10.3 million for the three and nine months ended September 27, 2026, respectively, primarily due to comparable sales declines of 8.5% and 7.8%, respectively, and the impact of franchisee incentive programs tied to operational performance that began during the second quarter of 2026.
North America commissaries segment adjusted EBITDA increased $0.7 million for the three months ended September 27, 2026 primarily due to higher prices and savings resulting from our supply chain initiatives, partially offset by lower transaction volumes. North America commissaries segment adjusted EBITDA decreased $3.5 million for the nine months ended September 27, 2026 primarily due to lower transaction volumes, franchisee food cost subsidies, and timing of planned pricing during the year, partially offset by savings resulting from our supply chain initiatives and commodity deflation compared to the prior period.
International segment adjusted EBITDA increased $2.4 million for the three months ended September 27, 2026 primarily due to improved business performance in the UK, including lower bad debt expense, partially offset by a decrease in comparable sales of 1.8%. International segment adjusted EBITDA increased $6.9 million for the nine months ended September 27, 2026 primarily due to an increase in comparable sales of 1.0% and due to lower bad debt expense.

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

(Dollars in thousands)	Three Months Ended
	September 27, 2026	% of Related Revenues	September 28, 2025	% of Related Revenues
Segment revenue	$128,049		$165,194
Less segment cost of sales:
COS - Product Costs	41,085	32.1%	49,836	30.2%
COS - Salaries & Benefits	42,413	33.1%	55,124	33.4%
COS - Other	34,722	27.1%	45,957	27.8%
Cost Allocation Change - Domestic Company-owned restaurants (a)	—	—%	(2,095)	(1.3)%
4-wall EBITDA	$9,829		$16,372
4-wall EBITDA margin	7.7%		9.9%

(Dollars in thousands)	Nine Months Ended
	September 27, 2026	% of Related Revenues	September 28, 2025	% of Related Revenues
Segment revenue	$406,656		$511,786
Less segment cost of sales:
COS - Product Costs	126,902	31.2%	155,169	30.3%
COS - Salaries & Benefits	134,591	33.1%	170,305	33.3%
COS - Other	103,158	25.4%	136,441	26.7%
Cost Allocation Change - Domestic Company-owned restaurants (a)	—	—%	(6,285)	(1.2)%
4-wall EBITDA	$42,005		$56,156
4-wall EBITDA margin	10.3%		11.0%
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
4-wall EBITDA decreased $6.5 million to $9.8 million for the three months ended September 27, 2026 as compared to the prior year comparable period. The decrease was partially due to the Domestic Company-owned restaurant refranchising transactions, which contributed to a decrease of approximately $1 million due to fewer Domestic Company-owned restaurants. The decrease was also due to lower transaction volumes and higher food costs, partially offset by lower labor costs due to increased productivity and lower local advertising costs.
4-wall EBITDA margin for the three months ended September 27, 2026 decreased 2.3% primarily due to lower transaction volumes and higher food costs, partially offset by lower labor costs due to increased productivity. This decrease was also partially offset by the impact of the Domestic Company-owned restaurant refranchising transactions, which drove a 1.0% margin increase over the comparable period.
4-wall EBITDA decreased $14.2 million to $42.0 million for the nine months ended September 27, 2026, as compared to the prior year comparable period. The decrease was partially due to the Domestic Company-owned restaurant refranchising transactions, which contributed to a decrease of approximately $5 million. The decrease was also due to lower transaction volumes and higher food costs, partially offset by lower labor costs due to increased productivity and lower local advertising costs.
4-wall EBITDA margin for the nine months ended September 27, 2026 decreased 0.6% primarily due to lower transaction volumes and higher food costs, offset by commodity deflation, lower labor costs due to increased productivity, and the impact of the Domestic Company-owned restaurant refranchising transactions, which drove a 0.7% margin increase over the comparable periods.
Items Below Operating Income
The following table sets forth the various items below Operating income from the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Increase (Decrease)
(In thousands, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	QTD	YTD
Operating income	$14,233	$16,171	$58,178	$64,626	$(1,938)	$(6,448)
Net interest expense	(9,396)	(9,945)	(28,595)	(30,608)	(549)	(2,013)
Income before income taxes	4,837	6,226	29,583	34,018	(1,389)	(4,435)
Income tax expense	(1,556)	(1,753)	(10,664)	(10,531)	(197)	133
Net income	3,281	4,473	18,919	23,487	(1,192)	(4,568)
Net (income) loss attributable to noncontrolling interests	(144)	234	6	(27)	378	(33)
Net income attributable to the Company	$3,137	$4,707	$18,925	$23,460	$(1,570)	$(4,535)

Basic earnings per common share	$0.09	$0.14	$0.55	$0.69	$(0.05)	$(0.14)
Diluted earnings per common share	$0.09	$0.13	$0.55	$0.69	$(0.04)	$(0.14)
Net Interest Expense
Net interest expense decreased $0.5 million and $2.0 million for the three and nine months ended September 27, 2026, respectively, compared to prior year comparable periods, primarily due to lower average interest rates as well as lower outstanding debt balances.
Income Tax Expense
Our effective income tax rate was 32.2% and 36.0% for the three and nine months ended September 27, 2026, respectively, as compared to an effective income tax rate of 28.2% and 31.0% for the prior year comparable periods, respectively. The higher effective tax rate was primarily due to a shift in income between jurisdictions, tax shortfall generated by vesting of restricted shares, and lower projected income tax credits.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Income before income taxes	$4,837	$6,226	$29,583	$34,018
Income tax expense	$(1,556)	$(1,753)	$(10,664)	$(10,531)
Effective tax rate	32.2%	28.2%	36.0%	31.0%

Net Income Attributable to Noncontrolling Interests
Net income included income of $0.1 million and losses of less than $0.1 million attributable to noncontrolling interests for the three and nine months ended September 27, 2026, respectively, compared with losses of $0.2 million and income of less than $0.1 million, respectively, in the prior year comparable periods.
Diluted Earnings Per Common Share
Diluted earnings per common share were $0.09 and $0.55 for the three and nine months ended September 27, 2026, respectively, as compared to $0.13 and $0.69 for the prior year comparable periods, respectively, representing decreases of $0.04 and $0.14, respectively. Adjusted diluted earnings per common share, a non-GAAP measure, was $0.16 and $0.94 for the three and nine months ended September 27, 2026, respectively, as compared to adjusted diluted earnings per common share of $0.32 and $1.09 for the prior year comparable periods, respectively, representing a decrease of $0.16 and $0.15, respectively. See “Non-GAAP Measures” for additional information.
Non-GAAP Measures
In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP and include the following: adjusted EBITDA, 4-wall EBITDA, 4-wall EBITDA margin, adjusted net income attributable to common shareholders, and adjusted diluted earnings per common share. We believe that our non-GAAP financial measures enable investors to assess the operating performance of our business relative to our performance based on U.S. GAAP results and relative to other companies. We believe that the disclosure of these non-GAAP measures is useful to investors as they reflect metrics that our management team and Board utilize to evaluate our operating performance, allocate resources and administer employee incentive plans. The most directly comparable U.S. GAAP measures to adjusted EBITDA, 4-wall EBITDA, adjusted net income attributable to common shareholders, and adjusted diluted earnings per common share are net income, segment adjusted EBITDA, net income attributable to common shareholders, and diluted earnings per common share, respectively. These non-GAAP measures should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s U.S. GAAP results.
The table below reconciles our GAAP financial results to our non-GAAP financial measures.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$3,281	$4,473	$18,919	$23,487
Income tax expense	1,556	1,753	10,664	10,531
Net interest expense	9,396	9,945	28,595	30,608
Depreciation and amortization	19,236	24,914	56,213	62,076
Stock-based compensation expense	3,797	4,639	11,263	12,132
Restructuring costs (a)	580	231	8,128	4,862
Other costs (b)	1,243	1,321	6,597	5,789
Refranchising transaction (gain) expense, net (c)	(1,743)	483	(2,551)	513
Technology Transformation costs (d)	739	—	739	—
Adjusted EBITDA	$38,085	$47,759	$138,567	$149,998

Segment adjusted EBITDA - Domestic Company-owned restaurants	$1,081	$3,942	$15,601	$18,838
General & Administrative - Domestic Company-owned restaurants	8,748	10,335	26,404	31,033
Cost Allocation Change - Domestic Company-owned restaurants (f)	—	2,095	—	6,285
4-wall EBITDA (g)	$9,829	$16,372	$42,005	$56,156
Segment revenue - Domestic Company-owned restaurants	$128,049	$165,194	$406,656	$511,786
4-wall EBITDA margin (g)	7.7%	9.9%	10.3%	11.0%

Net income attributable to common shareholders	$3,137	$4,447	$18,200	$22,742
Restructuring costs (a)	1,209	231	9,915	4,841
Other costs (b)	1,243	1,321	6,597	5,789
Refranchising transaction (gain) expense, net (c)	(1,643)	338	(2,642)	368
Technology Transformation costs (d)	1,834	6,091	2,744	6,091
Tax effect of adjustments (e)	(613)	(1,812)	(3,795)	(3,879)
Adjusted net income attributable to common shareholders	$5,167	$10,616	$31,019	$35,952

Diluted earnings per common share	$0.09	$0.13	$0.55	$0.69
Restructuring costs (a)	0.04	0.01	0.30	0.15
Other costs (b)	0.04	0.04	0.20	0.18
Refranchising transaction expense (gain), net (c)	(0.05)	0.01	(0.08)	0.01
Technology Transformation costs (d)	0.06	0.18	0.08	0.18
Tax effect of adjustments (e)	(0.02)	(0.05)	(0.11)	(0.12)
Adjusted diluted earnings per common share	$0.16	$0.32	$0.94	$1.09

___________________________________
(a)For the three and nine months ended September 27, 2026, represents costs associated with the Enterprise Transformation Plan. These amounts are inclusive of $0.6 million and $1.8 million for the three and nine months ended September 27, 2026, respectively, of non-cash stock-based compensation and depreciation expenses, which are excluded from adjusted EBITDA above but are reflected as adjustments to non-GAAP diluted EPS. For the three and nine months ended September 28, 2025, represents costs associated with the International Transformation Plan. Refer to “Note 9. Restructuring” for additional details.
(b)For the three and nine months ended September 27, 2026, represents costs associated with project-based strategic initiatives not related to our ongoing operations as well as realizable insurance recoveries arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
For the three and nine months ended September 28, 2025, other costs were comprised of the following:
i.Losses on disposal of equipment incurred in connection with the termination of a COVID-era program that pre-purchased store equipment due to supply chain challenges;
ii.Costs associated with project-based strategic initiatives not related to our ongoing operations; and
iii.Costs incurred, net of anticipated insurance recoveries, arising from tornadoes that damaged the Texas QC Center as well as the restaurant support center and QC Center in Louisville, Kentucky.
(c)Represents refranchising (gain) expense associated with refranchising transactions, including net (gain) loss attributable to noncontrolling interest of approximately ($0.1) and $0.3 million for the three and nine months ended September 27, 2026, respectively, and $0.1 million for both the three and nine months ended September 28, 2025. See “Note 11. Divestitures” for additional details.
(d)Represents costs associated with the ongoing development and deployment of our new point-of-sale system and omnichannel platform. These amounts are inclusive of $1.1 million and $2.0 million of non-cash accelerated depreciation expense related to the shortened useful life of legacy capitalized software assets for the three and nine months ended September 27, 2026, respectively.
(e)The tax effect on non-GAAP adjustments was calculated by applying the marginal tax rates of 23.2% for the three and nine months ended September 27, 2026, and 22.7% for the three and nine months ended September 28, 2025. For the nine months ended September 27, 2026, the income tax effect excludes $0.3 million of additional state income tax expense included as a separate non-GAAP adjustment that was classified within Income tax expense in the Condensed Consolidated Statements of Operations.
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
We believe that our balances of cash and cash equivalents and borrowing capacity, together with cash generated from operations and asset sales, will be sufficient to satisfy our operating requirements, capital expenditures, interest payments, and any future returns of capital to shareholders over the next twelve months and beyond.
Cash Flows
The table below summarizes our cash flows for the nine months ended September 27, 2026 and September 28, 2025:

	Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025
Total cash provided by (used in):
Operating activities	$58,509	$106,192
Investing activities	(18,825)	(37,618)
Financing activities	(49,668)	(68,208)
Effect of exchange rate changes on cash and cash equivalents	(206)	651
Change in cash, cash equivalents, and restricted cash	$(10,190)	$1,017
Operating Activities
Total cash provided by operating activities was $58.5 million for the nine months ended September 27, 2026 compared to $106.2 million for the corresponding period of 2025. The decrease of $47.7 million primarily reflects the timing impact of compensation payments related to the prior year, payments related to the Company’s Enterprise Transformation Plan, the timing of cash payments for the National Marketing Fund, increased spend on software services, and lower net income. These factors were partially offset by enactment of the “One Big Beautiful Bill Act” in July 2025 that reduced cash taxes paid during 2026 due to the reinstatement of 100% bonus depreciation and full expensing for domestic research and development expenditures.
Investing Activities
Total cash used in investing activities was $18.8 million for the nine months ended September 27, 2026 compared to $37.6 million for the same period in 2025. Net cash used in investing activities during the nine months ended September 27, 2026 primarily reflects $42.0 million in capital expenditures, which includes $2.6 million of additional capital expenditures related to natural disasters. Primary sources of cash in investing activities included $16.0 million primarily from the Domestic Company-owned restaurant refranchising transactions and the sale of the building occupied by our former print and promotions business in Louisville, Kentucky as well as distributions of $4.6 million related to our deferred compensation plan. Net cash used in investing activities of $37.6 million for the nine months ended September 28, 2025 primarily reflects $52.1 million in capital expenditures, which includes $5.1 million of additional capital expenditures related to natural disasters, partially offset by $3.3 million of related insurance proceeds, repayment of notes issued of $5.7 million, and distributions of $4.7 million related to our deferred compensation plan.
Capital expenditures declined by $7.7 million compared to the prior year period due to fewer restaurant openings and remodels, as well as lower technology spending during the nine months of 2026. We estimate that our capital expenditures during 2026 will be approximately $70 million to $80 million, inclusive of software-as-a-service implementation costs related to our point-of-sale system, which will be classified as cash used in operating activities. This estimate includes capital outlays for improvements to existing Company-owned restaurants and for development of new restaurants as well as investments in technology platforms and our supply chain. We intend to fund these expenditures with cash generated by operations and borrowings under our PJI Revolving Facility, as necessary.
Financing Activities
Total cash used in financing activities was $49.7 million for the nine months ended September 27, 2026 compared to $68.2 million for the same period in 2025. The primary uses of cash in financing activities during the first nine months of 2026 were dividend payments of $30.9 million, payments related to finance leases of $7.7 million, net repayments of $5.3 million under the PJI Revolving Facility and Term Loan, and tax payments on equity award issuances of $1.9 million. We suspended our quarterly dividend beginning with the third quarter dividend in August 2026, leading to lower dividend payments compared to 2025.
In the first nine months of 2025, the primary uses of cash for financing activities were $45.8 million in dividend payments, payments related to finance leases of $7.5 million, and tax payments on equity award issuances of $1.8 million. Cash used in financing activities also reflects the impact of net repayments of $13.3 million under the PJI Revolving Facility throughout the year, which includes the refinancing of our debt via the Second Amended and Restated Credit Agreement during the first quarter of 2025 that resulted in borrowings of $200.0 million under the new Term Loan, from which the proceeds were used to repay $196.8 million to the PJI Revolving Facility as well as $3.2 million in related issuance costs.
There were no share repurchases in the first nine months of 2026 or 2025.
Debt
Our outstanding debt as of September 27, 2026 was $716.9 million, which was comprised of $400.0 million principal amount of our 3.875% senior notes (the “Notes”), $197.5 million of Term Loan borrowings, and $119.4 million outstanding under the PJI Revolving Facility. Remaining availability under the PJI Revolving Facility as of September 27, 2026 was approximately $480.5 million.
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

	Permitted Ratio	Actual Ratio as of September 27, 2026
Leverage ratio	Not to exceed 5.25 to 1.0	3.3 to 1.0

Interest coverage ratio	Not less than 2.00 to 1.0	3.3 to 1.0
Our leverage ratio is defined as outstanding debt divided by Consolidated EBITDA (as defined in the Credit Agreement) for the most recent four fiscal quarters. Our interest coverage ratio is defined as the sum of Consolidated EBITDA and consolidated rental expense for the most recent four fiscal quarters divided by the sum of consolidated interest expense and consolidated rental expense for the most recent four fiscal quarters. We were in compliance with all financial covenants as of September 27, 2026.
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
PJMF has a $30.0 million revolving line of credit under the PJMF Revolving Facility, pursuant to a Revolving Loan Agreement dated September 30, 2015 and most recently amended on September 30, 2026. As of September 27, 2026, there was no debt outstanding under the PJMF Revolving Facility. The PJMF Revolving Facility is secured by substantially all assets of PJMF and matures on September 30, 2027, but is subject to annual renewals. The borrowings under the PJMF Revolving Facility accrue interest at a variable rate of a one-month SOFR plus 1.975%. The PJMF operating results and the related debt outstanding do not impact the financial covenants under the Credit Agreement.
Refer to Note 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2025 for additional information.
Share Repurchases
Share repurchases are part of our long-term growth and capital allocation strategy. On October 28, 2021, our Board of Directors approved a share repurchase program with an indefinite duration for up to $425.0 million of the Company’s common stock. There was no share repurchase activity during the three and nine months ended September 27, 2026 or September 28, 2025. Approximately $90.2 million remained available under the Company’s share repurchase program as of September 27, 2026.
The Company utilizes a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, from time to time to facilitate the repurchase of shares of our common stock under this share repurchase program. There can be no assurance that we will repurchase shares of our common stock either through a Rule 10b5-1 trading plan or otherwise.
Dividends
Beginning with our third quarter dividend in August 2026, the Company’s Board of Directors voted to suspend the quarterly dividend. The declaration and payment of any future dividends will be at the discretion of our Board of Directors. The Company paid aggregate cash dividends to common stockholders of $30.9 million ($0.92 per share) and $45.8 million ($1.38 per share) for the nine months ended September 27, 2026 and September 28, 2025, respectively.
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
The Company’s free cash flow was as follows for the nine month periods of 2026 and 2025:

	Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025
Net cash provided by operating activities	$58,509	$106,192
Purchases of property and equipment	(39,307)	(47,002)
Free cash flow	$19,202	$59,190
Cash Requirements
In the first quarter of 2026, the Company entered into a multi-year agreement for point‑of‑sale and restaurant operations software services which will expire on December 23, 2034, with a one year extension option. The agreement includes deployment requirements that specify a minimum number of Company‑owned and franchised restaurants to be installed and activated on the software platform by November 30, 2026 and by November 30, 2027. The total estimated contractual commitment for software services is approximately $125 million to $140 million over the term of the agreement, contingent upon variable components such as the timing of the deployment schedule and associated contractual credits. These amounts are expected to be largely recovered through technology fees charged to our franchisees over the term of the agreement. The Company recognized expense of $0.7 million for services received under the agreement during the third quarter.
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
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q and other Company communications that are not statements of historical fact constitute forward-looking statements within the meaning of the federal securities laws. Generally, the use of words such as “expect,” “intend,” “estimate,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words identify forward-looking statements that we intend to be included within the safe harbor protections provided by the federal securities laws. Such forward-looking statements include or may relate to projections or guidance concerning business performance, revenue, earnings, cash flow, earnings per share, depreciation and amortization, interest expense, tax rates, system-wide sales, transformation plans, marketing and growth initiatives, restaurant portfolio optimization, restaurant operational improvements, supply chain and other cost savings initiatives, adjusted EBITDA, 4-wall EBITDA, outcomes from our new marketing framework, the current economic environment, industry trends, consumer behavior and preferences, commodity and labor costs, currency fluctuations, profit margins, supply chain operating margin, net unit growth, unit level performance, capital expenditures, restaurant and franchise development, franchisee profitability, restaurant acquisitions, restaurant closures, labor shortages, labor cost increases, changes in management, inflation, royalty relief, franchisee support and incentives, the effectiveness of our menu innovations and other business initiatives, investments in product, investments in digital, artificial intelligence and technology innovation, marketing efforts and investments, liquidity, compliance with debt covenants, impairments, strategic decisions and actions, changes to our national marketing fund, changes to our commissary model, capital allocation, dividends and changes thereto, share repurchases, effective tax rates, regulatory changes and impacts, impacts of tariffs, insurance recoveries for damages related to natural disasters, restructuring plans, including timing of completion, expected benefits and costs, adoption of new accounting standards, and other financial and operational measures. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:
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
•the ability of the Company and its franchisees to meet planned growth targets and operate new and existing restaurants profitably, including difficulties finding qualified franchisees, restaurant level employees or suitable sites and the risk that any franchisee support or incentives will not be effective;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes on our PJI Revolving Facility and PJMF Revolving Facility. We attempt to minimize interest rate risk exposure by fixing our interest rate through the utilization of interest rate swaps, which are derivative financial instruments. Our swaps are entered into with financial institutions that participate in the PJI Revolving Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risks associated with our debt obligations as of September 27, 2026 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. See “Note 8. Debt” of “Notes to Condensed Consolidated Financial Statements” for additional information on our debt obligations and derivative instruments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate fluctuations from our operations outside of the United States, which can adversely impact our revenues, net income and cash flows. Our International operations principally consist of distribution sales to franchised Papa Johns restaurants located in the UK, operation of Company-owned restaurants in the UK, and our franchise sales and support activities, which derive revenues from sales of franchise and development rights and the collection of royalties from our International franchisees. Approximately 9.9% and 9.4% of our revenues were derived from these operations for the three and nine months ended September 27, 2026, respectively, as compared to 8.8% and 8.2% for the prior year comparable periods, respectively.
We have not historically hedged our exposure to foreign currency fluctuations. Foreign currency exchange rate fluctuations had a favorable impact of less than $0.1 million and a favorable impact of approximately $3.0 million on International revenues for the three and nine months ended September 27, 2026, respectively; and a favorable impact of $0.9 million and a favorable impact of approximately $1.5 million on International revenues for the three and nine months ended September 28, 2025, respectively. Foreign currency exchange rate fluctuations had a favorable impact of less than $0.1 million and a favorable impact of approximately $3.0 million on operating income for the three and nine months ended September 27, 2026, respectively; and a favorable impact of approximately $0.1 million and a favorable impact of approximately $0.2 million on operating income for the three and nine months ended September 28, 2025, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Stock for Tax Withholdings
During the fiscal quarter ended September 27, 2026, the Company acquired approximately 11,000 shares of its common stock from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

101
Financial statements from the quarterly report on Form 10-Q of Papa John’s International, Inc. for the quarter ended September 27, 2026, filed on November 5, 2026, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAPA JOHN’S INTERNATIONAL, INC.
(Registrant)

Date: November 5, 2026	/s/ Chris Collins
Chris Collins
Principal Financial and Accounting Officer